Form 10-K
period 1996-12-31
RIVER VALLEY BANCORP
filed 1997-03-31
CIK 1015593

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
     (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 0-21765

                              RIVER VALLEY BANCORP
             (Exact name of registrant as specified in its charter)

             INDIANA                                     35-1984567
  (State or other Jurisdiction                 (I.R.S. Employer Identification
of Incorporation or Organization)                          Number)


            303 Clifty Drive
              P.O. Box 626
            Madison, Indiana                               47250
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number including area code:
                                 (812) 273-4949

Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 20, 1997 was $14,540,700.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 20, 1997, was 1,190,250 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page ___
                               Page 1 of ___ Pages

                              RIVER VALLEY BANCORP
                                   Form 10-K
                                     INDEX
                                                                           Page
                                     PART I
     Item 1     Business..................................................
     Item 2.    Properties................................................
     Item 3.    Legal Proceedings.........................................
     Item 4.    Submission of Matters to a Vote of Security Holders.......
     Item 4.5.  Executive Officers of the Registrant......................
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters...................................

     Item 6.    Selected Financial Data...................................
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................
     Item 8.    Financial Statements and Supplementary Data...............
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................

PART III
     Item 10.   Directors and Executive Officers of Registrant............
     Item 11.   Executive Compensation....................................

     Item 12.   Security Ownership of
                    Certain Beneficial Owners and Management..............

     Item 13.   Certain Relationships and Related Transactions............

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................

SIGNATURES          ......................................................

Item 1.    Business

General

         River Valley Bancorp, an Indiana corporation (the "Holding Company"), was organized in May, 1996. On December 20, 1996, it acquired the common stock of Madison First Federal Savings and Loan Association ("First Federal") upon the conversion of First Federal from a federal mutual savings and loan association to a federal stock savings and loan association (the "Conversion"), and acquired 120,434 shares of common stock, $8.00 par value per share (the "Citizens Shares"), of Citizens National Bank of Madison ("Citizens"), constituting 95.6% of the issued and outstanding shares of Citizens' common stock (the
"Acquisition"). First Federal and Citizens together are sometimes hereinafter referred to as the "Institutions."

         The Conversion of First Federal was accounted for in a manner similar to a pooling of interests. The acquisition of Citizens was accounted for as a purchase transaction. Under purchase accounting, the acquired assets and liabilities of Citizens were recorded at fair value as of December 20, 1996. Because the assets and liabilities of Citizens were recorded at fair value as of the date of the Acquisition, the financial data prior to December 20, 1996 provided herein do not include information derived from the financial statements of Citizens. Rather, such financial data provided herein includes only information derived from the financial statements of First Federal. From and after December 20, 1996, the operating results of Citizens and Madison are consolidated with those of the Holding Company.

         First Federal was organized as a federally chartered savings and loan association in 1875. First Federal is the oldest independent financial institution headquartered in Jefferson County. Prior to the Conversion, First Federal conducted its business from three full-service offices and one stand-alone drive-through branch, all located in Jefferson County, Indiana. As a condition to the Holding Company obtaining the requisite approval from the Board of Govenors of the Federal Reserve System (the "FRB") for the Acquisition, the Holding Company committed to cause First Federal to (i) enter into a definitive agreement to sell First Federal's Hanover, Indiana branch prior to consummation of the Acquisition and (ii) complete the sale of the Hanover, Indiana branch, including the physical facilities and deposits originated at that branch, within 180 days of consummation of the Acquisition. On February 28, 1997, First Federal sold its Hanover, Indiana branch to People's Trust Company based in Brookville, Indiana, pursuant to that committment. Deposits totaling $6.8 million were assumed by People's Trust and First Federal recorded an after tax gain of $125,000 on the transaction.

         Citizens was organized as a national bank in 1981. Citizens conducts its business from four full-service offices, all located in Jefferson County, Indiana.

         The Institutions historically have concentrated their lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Institutions' loan origination activities, representing 65.8% of the Institutions' total loan portfolio at December 31, 1996. The Institutions also offer multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Their principal market area is Jefferson County, Indiana.

         Loan Portfolio Data. The following table sets forth the composition of the Holding Company's loan portfolio, including loans held for sale, as of December 31, 1996, 1995, and 1994 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                                            At December 31,
                                                                   ----------------------------------------------------------------
                                                                            1996                  1995                  1994
                                                                   ---------------------   ------------------    ------------------
                                                                                Percent               Percent               Percent
                                                                     Amount    of Total     Amount   of Total     Amount   of Total
                                                                     ------    --------     ------   --------     ------   --------
TYPE OF LOAN (Dollars in thousands) Residential real estate:
   One-to four-family.........................................     $  68,493      61.4%    $44,417     74.7%      $46,378    81.5%
   Multi-family...............................................         3,416       3.1       1,613      2.7         1,242     2.2
   Construction...............................................         4,895       4.4       2,489      4.2           748     1.3
Nonresidential real estate....................................        14,280      12.8       6,005     10.1         4,740     8.3
Land loans....................................................           680        .6       1,558      2.6         1,034     1.8
Consumer loans:
   Automobile loans...........................................         5,245       4.7       1,392      2.3         1,022     1.8
   Loans secured by deposits..................................           869        .8         590      1.0           527     0.9
   Home improvement loans.....................................           271        .2         295      0.5           270     0.5
   Other......................................................         6,963       6.2       1,129      1.9           977     1.7
Commercial loans..............................................         6,433       5.8         ---      ---           ---     ---
                                                                    --------      ----     -------     ----       -------    ----
Gross loans receivable........................................       111,545     100.0      59,488    100.0        56,938   100.0

Add/(Deduct):
   Deferred loan orgination costs.............................           226        .2         234      0.4           243     0.4
   Undisbursed portions
     of loans in process......................................       (1,703)      (1.5)     (1,370)    (2.3)         (642)   (1.1)
   Allowance for loan losses..................................       (1,074)      (1.0)       (407)    (0.7)         (252)   (0.4)
                                                                    --------      ----     -------     ----       -------    ----
Net loans receivable..........................................      $108,994      97.7%    $57,945     97.4%      $56,287    98.9%
                                                                    ========      ====     =======     ====       =======    ====


         The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans maturing in the Institutions' loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                        Balance                         Due During Years Ended December 31,
                                    Outstanding at                                           2000       2002      2007       2012
                                     December 31,                                             to         to        to         and
                                         1996                 1997       1998       1999     2001       2006      2011     following
                                                                                    (In thousands)
Residential real estate loans:
   One-to four-family................. $ 68,493          $     853    $   292    $   274   $   894   $  9,460    $24,444    $34,276
Multi-family..........................    3,416                ---        ---        ---         9        244        970      2,193
   Construction.......................    4,895              4,038        396        ---       ---        ---        ---        461
Nonresidential
   real estate loans..................   14,280                476         38        168       401      4,000      3,323      5,874
Land loans   .........................      680                  1          5        ---        90         72        512        ---
Consumer loans:
   Loans secured by deposits..........      869                728         44         20         4         73        ---        ---
   Other loans........................   12,479              1,070      1,422      2,735     6,172      1,004         76        ---
Commercial loans......................    6,433              3,203        392        416     1,046        653        521        202
                                       --------            -------     ------     ------    ------    -------    -------    -------
     Total............................ $111,545            $10,369     $2,589     $3,613    $8,616    $15,506    $27,846    $43,006
                                       ========            =======     ======     ======    ======    =======    =======    =======

         The following table sets forth, as of December 31, 1996, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                                           Due After December 31, 1997
                                                         Fixed Rates             Variable Rates                  Total
                                                         -----------             --------------                  -----
                                                                                 (In thousands)
Residential real estate loans:
   One-to four-family................................       $14,464                  $53,176                    $67,640
   Multi-family......................................           662                    2,754                      3,416
   Construction......................................           348                      509                        857
Non-residential
   real estate loans.................................                                    817                     12,987
13,804
Land loans   ........................................             5                      674                        679
Consumer loans:
   Loans secured by deposits.........................            95                      141                        236
   Other loans.......................................        11,286                       28                     11,314
Commercial loans.....................................           332                    2,898                      3,230
                                                            -------                  -------                   --------
     Total...........................................       $28,009                  $73,167                   $101,176
                                                            =======                  =======                   ========


         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $68.5 million, or 61.4% of the Holding Company's portfolio of loans at December 31, 1996, consisted of one- to four-family residential loans, of which approximately 71% had adjustable rates.

         The Institutions currently offer adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995 First Federal's ARMs were indexed to the 11th District Cost of Funds. First Federal's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. First Federal's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.75% for non-owner-occupied properties. Citizens' ARMs have an average margin of 2.5%. A substantial portion of the ARMs in the Institutions' portfolio at December 31, 1996 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively, although First Federal recently began originating residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. Citizens' ARMs provide for interest rate minimums of 1% below the origination rate. First Federal's residential ARMs are amortized for terms up to 30 years, and Citizens' residential ARMs are amortized for terms up to 20 years.

         Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payments by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. Also, adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the loan. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

         First Federal currently offers fixed-rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 20 years. Historically, First Federal retained all of its fixed-rate residential mortgage loans in its portfolio; however, First Federal will begin to originate its fixed-rate residential mortgage loans with terms of 15 years and greater for sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") on a servicing-retained basis during the second quarter of 1997. At December 31, 1996, approximately 29% of First Federal's residential mortgage loans had fixed rates.

         First Federal's residential mortgage loans historically have not been originated on terms and conditions and using documentation that conform with the standard underwriting criteria required to sell such loans on the secondary market. However, First Federal has been approved to originate and sell its residential mortgage loans to the FHLMC.

         Citizens also currently offers fixed-rate one- to four-family residential mortgage loans in accordance with the guidelines established by the FHLMC to facilitate the sale of such loans to the FHLMC in the secondary market. These loans amortize on a monthly basis with principal and interest due each month and are written with terms of 15, 20 and 30 years. Citizens retains the servicing on all loans sold to the FHLMC. At December 30, 1996, the Holding Company had approximately $26.5 million of fixed-rate residential mortgage loans which were sold to the FHLMC and for which the Institutions provide servicing.

         First Federal does not currently originate residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (i.e., the "Loan-to-Value Ratio") exceeds 95%. Citizens generally does not originate one-to-four-family residential ARMs if the loan-to-value ratio exceeds 80%. First Federal generally requires private mortgage insurance on all conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the APY on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan.

         Substantially all of the one- to four-family residential mortgage loans that the Institutions originates include "due-on-sale" clauses, which give the Institutions the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, First Federal does permit assumptions of existing residential mortgage loans on a case-by-case basis.

         First Federal also offers indemnification mortgage loans ("ID Mortgage Loans"), which are typically written as fixed-rate second mortgage loans. First Federal's ID Mortgage Loans are written for terms of 5 years and generally have maximum Loan-to-Value Ratios of 80%.

         First Federal also offers standard second mortgage loans. First Federal's second mortgage loans are adjustable-rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity and have a current margin above such index of 4.25%. If another institution holds the first mortgage, the initial interest rate on the second mortgage loan is set 50 basis points higher. First Federal's second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 1.5% and 6%, respectively. First Federal's second mortgage loans have terms of 10 to 20 years.

         At December 31, 1996, one- to four-family residential mortgage loans amounting to $430,000, or .38% of total loans, were included in the Holding Company's non-performing assets.

         Construction Loans. The Institutions offer construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

         Generally, construction loans are written as 12 month fixed-rate loans with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Institutions generally require an 80% Loan-to-Value Ratio for its construction loans, although Citizens permits an 85% Loan-to-Value Ratio for its one- to four-family residential construction loans. Inspections are made prior to any disbursement under a construction loan, and the Institutions do not charge commitment fees for their construction loans.

         At December 31, 1996, $4.9 million, or 4.4% of the Holding Company's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 1996, totalled $217,000. No construction loans were included in non-performing assets on that date.

         While providing the Institutions with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Institutions may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and the Institutions taking title to the project.

         Nonresidential Real Estate Loans. At December 31, 1996, $14.3 million, or 12.8% of the Institutions' portfolio consisted of nonresidential real estate loans. Of this amount, approximately $778,000 constituted participations in loans secured by nonresidential real estate which were purchased from other financial institutions. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Institutions each originate nonresidential real estate loans as one-year adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity and are written for maximum terms of 20 years. First Federal's nonresidential real estate loans generally have a margin above such index of 4.25%, and maximum adjustments per year and over the life of the loan of 1.5% and 6%, respectively. Citizens' adjustable-rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 5%, respectively, and interest rate minimums of 1% below the origination rate. First Federal generally requires a Loan-to-Value Ratio of 80%, while Citizens requires Loan-to-Value Ratios of 65% to 85%, depending on the nature of the real estate collateral, for nonresidential real estate loans.

         The Institutions underwrite their nonresidential real estate loans on a case-by-case basis and, in addition to their normal underwriting criteria, evaluate the borrower's ability to service the debt from the net operating income of the property. The Holding Company's largest nonresidential real estate loan as of December 31, 1996 was $615,000 and was secured by a church in Madison, Indiana. On the same date, there were no nonresidential real estate loans included in the Holding Company's non-performing assets.

         Loans secured by nonresidential real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

         Multi-family Loans. At December 31, 1996, approximately $3.4 million, or 3.1% of the Holding Company's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Institutions each write multi-family loans on terms and conditions similar to their nonresidential real estate loans. The largest multi-family loan in the Holding Company's portfolio as of December 31, 1996 was $897,000 and was secured by an apartment building in New Albany, Indiana. On the same date, neither of the Institutions had any multi-family loans included in non-performing assets.

         Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "Nonresidential Real Estate Loans" above. Also, the loans-to-one borrower limitations restrict the ability of the Institutions to make loans to developers of apartment complexes and other multi-family units.

         Land Loans. At December 31, 1996, approximately $680,000, or .6% of the Holding Company's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Holding Company's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Holding Company's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 1996, the Holding Company's largest land loan totalled $285,000.

         While none of the Holding Company's land development loans were included in non-performing assets as of December 31, 1996, such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Holding Company to take title to partially improved land that is unmarketable without further capital investment.

         Commercial Loans. At December 31, 1996, $6.4 million, or 5.8% of the Holding Company's total loan portfolio, consisted of nonmortgage commercial loans. Citizens' commercial loans are written on either a fixed-rate or an adjustable-rate basis with terms that vary depending on the type of security, if any. At December 31, 1996, approximately 95% of the Holding Company's commercial loans were secured by collateral, such as equipment, inventory and crops. The Holding Company's adjustable-rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 1996, the largest commercial loan was $392,000. As of the same date, commercial loans totalling $317,000 were included in non-performing assets.

         Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Holding Company's average residential mortgage loans.

         Consumer Loans. The Institutions' consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits, and mobile home loans aggregated approximately $13.4 million at December 31, 1996, or 11.9% of the Holding Company's total loan portfolio. The Holding Company consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Holding Company's consumer loans, except loans secured by deposits, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles) . At December 31, 1996, 88% of the Holding Company's consumer loans were secured by collateral.

         The Holding Company's loans secured by deposits are made up to 100% of the original account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually.

         Although First Federal does not offer indirect automobile loans, Citizens offers both direct and indirect automobile loans. Under Citizens' indirect automobile program, participating automobile dealers receive loan applications from prospective purchasers of automobiles at the point of sale and deliver them to Citizens for immediate processing. The dealer receives a portion of the interest payable on approved loans.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, consumer loans amounting to $72,000 were included in non-performing assets.

         Home Equity Loans. At December 31, 1996, the Holding Company had outstanding approximately $1.9 million of home equity loans, with unused lines of credit totalling approximately $248,000. No home equity loans were included in non-performing assets on that date.

         In May, 1996, First Federal began offering a new home equity line of credit. This line of credit is written with a fixed rate of 1% below the prime rate for the first year. Thereafter, the line is an adjustable-rate line of credit tied to the prime rate with a margin of positive 1%. First Federal's home equity loans have interest rate minimums of 7.5% and interest rate maximums of 18%. First Federal's home equity loans are amortized based on a 20 year maturity and are generally not written in principal amounts of less than $5,000. First Federal generally allows a maximum Loan-to-Value Ratio of 80% for its home equity loans (taking into account any other mortgages on the property).

         First Federal's previous home equity line of credit was an adjustable-rate line of credit tied to the prime rate with varying margins up to 3%, depending on the amount committed under the line of credit. These lines of credit had interest rate minimums of 8.5% and interest rate maximums of 18%. First Federal's previous home equity lines were not written in amounts less than $5,000.

         Citizens' home equity lines of credit are adjustable-rate lines of credit tied to the prime rate and are amortized based on a 10 year maturity. Citizens generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

         Origination, Purchase and Sale of Loans. The Institutions historically have originated their ARMs pursuant to their own underwriting standards which were not in conformity with the standard criteria of the FHLMC or Federal National Mortgage Association ("FNMA"). The Institutions' ARMs vary from secondary market criteria because, among other things, the Institutions did not require current property surveys in most cases and do not permit the conversion of those loans to fixed rate loans in the first three years of their term. If the Institutions desired to sell their non-conforming ARMs, they may experience difficulty in selling such loans quickly in the secondary market.

         First Federal recently was approved to begin originating fixed-rate residential mortgage loans for sale to the FHLMC on a servicing-retained basis. First Federal will begin this fixed-rate program during the second quarter of 1997. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and will be sold promptly after they are originated. First Federal will receive a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. Citizens also participates in the secondary market as a seller of its fixed-rate residential mortgage loans to FHLMC. The loans sold by Citizens to the FHLMC are designated for sale when originated. Citizens retains the servicing rights on the loans it originates and sells for a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. During the 12 months ended December 31, 1996, Citizens sold $9.3 million in fixed-rate residential mortgage loans to FHLMC. At December 31, 1996, Citizens serviced $26.5 million in loans sold to FHLMC.

         The Institutions confine their loan origination activities primarily to Jefferson County. At December 31, 1996, the Institutions held loans totalling approximately $4.1 million that were secured by property located outside of Indiana. The Institution's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten at any of the Institutions' six full-service offices and are processed at the First Federal's downtown office and Citizens' four full-service offices.

         The Institutions' loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Institutions study the employment and credit history and information on the historical and projected income and expenses of their mortgagors. First Federal requires that all mortgage loans be approved by its Loan Committee. Consumer loans up to $15,000 may be approved by a Loan Officer. Consumer loans for more than $15,000 must be approved by the President. First Federal qualifies all residential ARM loan borrowers based upon a fully-indexed interest rate rather than the initial discounted or teaser rate.

         Citizens' lending policy provides that mortgage loans up to $100,000 may be approved by Citizens' Senior Loan Officer, and mortgage loans up to $200,000 may be approved by the President. All other mortgage loans are approved by at least three members of Citizens' Board of Directors. Loans secured by collateral other than real estate up to $300,000 may be approved by Citizens' President and loans secured by collateral other than real estate up to $100,000 may be approved by the Senior Loan Officer. All other loans secured by collateral other than real estate are approved by the Board of Directors. Citizens' President and Senior Loan Officer have lending authority of up to $50,000 and $25,000, respectively, for unsecured loans.

         The Institutions generally require appraisals on all real property securing their loans and require an attorney's opinion or title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Institutions require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property securing their interest if the property is in a flood plain. First Federal also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. The Institutions do not require escrow accounts for insurance premiums or taxes.

         The Institutions' underwriting standards for consumer and commercial loans are intended to protect against some of the risks inherent in making such loans. Borrower character, paying habits and financial strengths are important considerations.

         The Institutions occasionally purchase participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 1996, the Institutions held in their loan portfolios participations in nonresidential real estate mortgage and multi-family loans aggregating approximately $778,000 that they had purchased, all of which were serviced by others. The Institutions generally do not sell participations in any loans that they originate.

         The following table shows loan origination and repayment activity for the Institutions during the periods indicated:

                                                                             Year Ended December 31,
                                                               ---------------------------------------------------
                                                                1996                  1995                  1994
                                                               -------              --------              --------
                                                                                 (In thousands)
Loans Originated:
     Residential real estate loans (1)....................     $12,452              $  8,023               $12,097
     Multi-family loans...................................       1,032                   ---                   758
     Construction loans...................................         782                 3,027                 2,415
     Non-residential real estate loans....................       1,095                 1,805                 1,031
     Land loans...........................................         391                   333                   981
     Consumer loans.......................................       2,896                 2,412                 2,137
     Commercial loans.....................................         ---                   ---                   ---
                                                               -------              --------              --------
         Total originations...............................      18,648                15,600                19,419
Purchases.................................................         ---                   ---                   ---
                                                               -------              --------              --------
         Total loans originated and purchased.............      18,648                15,600                19,419
     Loans Acquired through merger........................      49,620                   ---                   ---
Reductions:
     Sales................................................         ---                   ---                   ---
     Principal loan repayments............................      17,114                13,708                14,973
     Transfers from loans to real estate owned............         ---                   ---                    15
                                                               -------              --------              --------
         Total reductions.................................      17,114                13,708                14,988
     Decrease in other items (2)..........................        (105)                 (234)                 (114)
                                                               -------              --------              --------
     Net increase ........................................     $51,049              $  1,658              $  4,317
                                                               =======              ========              ========

(1)  Includes loans originated for sale in the secondary market.

(2) Other items consist of amortization of deferred loan origination costs and the provision for losses on loans.

         Origination and Other Fees. The Holding Company realizes income from loan origination fees, loan servicing fees, late charges, checking account service charges, and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

         Mortgage loans are reviewed by the Institutions on a regular basis and are placed on a non-accrual status when management determines that the collectability of the interest is less than probable or collection of any amount of principal is in doubt. Generally, when loans are placed on non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received. First Federal delivers delinquency notices with respect to all mortgage loans contractually past due 15 days. When loans are 45 days in default, additional delinquency notices are sent and personal contact is made with the borrowers to establish acceptable repayment schedules. When loans are 60 days in default, contact is again made with the borrowers to establish acceptable repayment schedules. Citizens delivers delinquency notices with respect to all mortgage loans contractually past due 5 to 10 days. When loans are 30 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. Management of both Institutions is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

         Commercial and Consumer loans are treated similarly. Interest income on consumer, commercial and other nonmortgage loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case accrual of interest is discontinued and the loan is written-off, or written down to the fair value of the collateral securing the loan. It is the Institutions' policy to recognize losses on these loans as soon as they become apparent.

         Non-performing Assets. At December 31, 1996, $819,000, or .56% of the Holding Company's total assets, were non-performing assets (non-performing loans and non-accruing loans) compared to $8,000, or .01%, of First Federal's total assets at December 31, 1995. At December 31, 1996, residential loans and consumer loans accounted for $430,000 and $72,000, respectively, of non-performing assets. There were no REO or non-accruing investments at December 31, 1996.

         The table below sets forth the amounts and categories of the Holding Company's non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is the policy of the Holding Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                                 At December 31,
                                                            ---------------------------------------------------------
                                                            1996                      1995                       1994
                                                                             (Dollars in thousands)
Non-performing assets:
   Non-performing loans..............................        $819                       $ 8                      $ 13
   Troubled debt restructurings......................         ---                       ---                       ---
                                                             ----                      ----                      ----
     Total non-performing loans......................         819                         8                        13
   Foreclosed real estate............................         ---                       ---                       ---
                                                             ----                      ----                      ----
     Total non-performing assets.....................        $819                       $ 8                      $ 13
                                                             ====                      ====                      ====
Non-performing loans to total loans..................        0.73%                     0.01%                     0.02%
                                                             ====                      ====                      ====
Non-performing assets to total assets................        0.56%                     0.01%                     0.01%
                                                             ====                      ====                      ====

         At December 31, 1996, the Holding Company held loans delinquent from 30 to 89 days totalling $1.7 million. The Holding Company was not aware of any other loans, the borrowers of which were experiencing financial difficulties. In addition there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 1996, 1995, and 1994, relating to delinquencies in the Holding Company's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                        At December 31, 1996                                    At December 31, 1995
                            -------------------------------------------------     ------------------------------------------------
                                  60-89 Days           90 Days or More                  60-89 Days           90 Days or More
                            --------------------    -------------------------     -----------------------  -----------------------
                                       Principal                   Principal                   Principal                 Principal
                             Number   Balance of      Number       Balance of       Number     Balance of   Number      Balance of
                            of Loans    Loans        of Loans       Loans          of Loans      Loans     of Loans      Loans  of
                            --------    -----        --------       -----          --------      -----     --------      -----  --
                                                                         (Dollars in thousands)
Residential real
   estate loans.........       13        $415            9           $430                 5         $102        1         $  1
Multi-family loans......      ---         ---          ---            ---               ---          ---      ---          ---
Construction loans......      ---         ---          ---            ---               ---          ---      ---          ---
Land loans..............      ---         ---          ---            ---               ---          ---      ---          ---
Non-residential
   real estate loans....      ---         ---          ---            ---                 1           23      ---          ---
Consumer loans..........       25         116           18             72                 1            3        4            7
Commercial loans........        8          86            6            317               ---          ---      ---          ---
                              ---        ----          ---           ----               ---         ----      ---         ----
   Total................       46        $617           33           $819                 7         $128        5         $  8
                              ===        ====          ===           ====               ===         ====      ===         ====
Delinquent loans to
   total loans..........                                             1.30%                                                0.23%
                                                                     ====                                                 ====

                                        At December 31, 1994
                            -------------------------------------------------
                                  60-89 Days           90 Days or More
                            --------------------    -------------------------
                                       Principal                   Principal
                             Number   Balance of      Number       Balance of
                            of Loans    Loans        of Loans       Loans
                            --------    -----        --------      ----------
Residential real
   estate loans.........        1        $  4              2            $13
Multi-family loans......      ---         ---            ---            ---
Construction loans......      ---         ---            ---            ---
Land loans..............      ---         ---            ---            ---
Non-residential
   real estate loans....       --         ---            ---            ---
Consumer loans..........        6          13            ---            ---
Commercial loans........      ---         ---            ---            ---
   Total................        7         $17              2            $13
Delinquent loans to
   total loans..........                                               0.05%

         Classified assets. Federal regulations and the Institutions' Asset Classification Policies provide for the classification of loans and other assets such as debt and equity securities to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Institution's federal regulator which can order the establishment of additional general or specific loss allowances.

         At December 31, 1996, the aggregate amount of the Holding Company's classified assets, and of the Holding Company's general and specific loss allowances were as follows:
                                                           At December 31, 1996
                                                              (In thousands)

           Substandard assets..................................   $   846
           Doubtful assets.....................................       ---
           Loss assets.........................................         3
                                                                  -------
               Total classified assets.........................   $   849
                                                                  =======
           General loss allowances.............................    $1,071
           Specific loss allowances............................         3
                                                                  -------
               Total allowances................................    $1,074
                                                                   ======

         The Institutions regularly review their loan portfolios to determine whether any loans require classification in accordance with applicable regulations. Not all of the Institutions' classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Holding Company's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Holding Company's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 1996. However, there can be no assurance that regulators, when reviewing the Holding Company's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Holding Company's loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 1996.



                                                                            Year Ended December 31,
                                                            1996         1995         1994         1993          1992
                                                                             (Dollars in thousands)
Balance at beginning of period...................         $   407        $252        $227          $262          $227
Charge-offs:
     Single-family residential...................             ---         ---         ---           (75)           (3)
     Consumer....................................              (3)        ---          (4)          (25)          ---
                                                           ------        ----        ----          ----          ----
       Total charge-offs.........................              (3)        ---          (4)         (100)           (3)
Recoveries.......................................             ---           5         ---            10             1
                                                           ------        ----        ----          ----          ----
   Net charge-offs...............................              (3)          5          (4)          (90)           (2)
Provision for losses on loans....................              22         150          29            55            37
Increase due to Acquisition......................             648         ---         ---           ---           ---
                                                           ------        ----        ----          ----          ----
   Balance at end of period......................          $1,074        $407        $252          $227          $262
                                                           ======        ====        ====          ====          ====
Allowance for loan losses as a percent of
   total loans outstanding.......................            0.99%       0.70%       0.45%         0.44%         0.49%
                                                           ======        ====        ====          ====          ====
Ratio of net charge-offs to average
   loans outstanding.............................            0.01%       0.01%       0.01%         0.17%         0.00%
                                                           ======        ====        ====          ====          ====


      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Holding Company's allowance for loans losses at the dates indicated.

                                                                          At December 31,
                                        -----------------------------------------------------------------------------------
                                                 1996                          1995                           1994
                                        -----------------------       ----------------------          ---------------------
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         -------     ---------          ------      ---------          -------      --------
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Residential real estate............   $   414       68.9%              $157       81.6%                $152       85.0%
   Nonresidential real estate.........       264       13.4                100       12.7                  ---        10.1
   Consumer loans.....................       132       11.9                 50        5.7                   50         4.9
   Commercial loans...................       200        5.8                ---        ---                  ---         ---
   Unallocated........................        64        ---                100        ---                   50         ---
                                          ------      -----               ----      -----                 ----       -----
     Total............................    $1,074      100.0%              $407      100.0%                $252       100.0%
                                          ======      =====               ====      =====                 ====       =====


Investments and Mortgage-Backed Securities

         Investments. The Holding Company's investment portfolio consists of U.S. government and agency obligations, municipal securities, asset management funds, FHLB stock and FRB stock. At December 31, 1996, approximately $10.0 million, or 6.9%, of the Holding Company's total assets consisted of such investments.

         The following table sets forth the amortized cost and the market value of the Holding Company's investment portfolio at the dates indicated.


                                                                           At December 31,
                                        ----------------------------------------------------------------------------------
                                                  1996                          1995                          1994
                                        ---------------------         ----------------------          --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                        ---------      ------          ---------     -------           --------    --------
                                                                              (In thousands)
Held to Maturity:
   U.S. Government and
     agency obligations...............     $5,500       $5,434          $  8,000     $  7,930          $13,996      $13,120
Available for Sale:
   U.S. Government and
     agency obligations...............      2,997        2,980             5,000        5,018              ---          ---
   Asset management funds.............        ---          ---               ---          ---              101          101
   Muncipal securities................        474          468               ---          ---              ---          ---
FHLB stock............................        943          943               610          610              610          610
FRB stock.............................         80           80               ---          ---              ---          ---
                                           ------       ------           -------      -------          -------      -------
   Total available for sale...........      4,494        4,471             5,610        5,628              711          711
                                           ------       ------           -------      -------          -------      -------
     Total investments................     $9,994       $9,905           $13,610      $13,558          $14,707      $13,831
                                           ======       ======           =======      =======          =======      =======


     The following table sets forth the amount of investment securities (excluding FHLB and FRB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1996.


                                                                        Amount at December 31, 1996 which matures in
                                                 -----------------------------------------------------------------------------------
                                                      One Year             One Year              Five Years             After
                                                       or Less           to Five Years          to Ten Years           Ten Years
                                                 -------------------   ------------------    ------------------   ------------------
                                                 Amortized   Average   Amoritzed  Average    Amortized  Average   Amortized  Average
                                                   Cost       Yield      Cost      Yield       Cost      Yield      Cost      Yield
                                                  --------   -------    --------  -------    ---------   -------  ---------   ------
                                                                             (Dollars in thousands)

U.S. Government and agency obligations.......... $2,000      4.53%     $6,497      5.56%         $---        ---%     $---     ---%
Municipal securities............................    ---       ---         ---       ---           474       4.77       ---     ---

         Mortgage-Backed Securities. The Holding Company maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Holding Company to receive a portion of the cash flows from an identified pool of mortgages and gives the Holding Company an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest. Except for a $32,000 investment in FHLMC interest-only strips, the Holding Company does not invest in any derivative products.

         Although mortgage-backed securities generally yield less than individual loans originated by the Holding Company, they present less credit risk. Because mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect the Holding Company's earnings, particularly in a rising interest rate environment. The mortgage-backed securities portfolio is generally considered to have very low credit risk because they are guaranteed as to principal repayment by the issuing agency.

         In addition, the Holding Company has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, the Holding Company is subject to prepayment risk on such adjustable rate mortgage-backed securities. The Holding Company attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying mortgage loans. However, the Holding Company is still subject to interest rate risk on such securities if interest rates rise faster than 1% to 2% maximum annual interest rate adjustments on the underlying loans.

         At December 31, 1996, the Holding Company had $12.8 million of mortgage-backed securities outstanding, $7.8 million of which were classified as held to maturity, and $5.0 million of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity.

         The following table sets forth the carrying value and market value of the Holding Company's mortgage-backed securities at the dates indicated.


                                                                           At December 31,
                                        ----------------------------------------------------------------------------------
                                                  1996                          1995                          1994
                                        ---------------------         ----------------------          --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                        ---------      ------          ---------     ------           ---------     ------
                                                                              (In thousands)
Held to Maturity:
   Mortgage-backed
     securities.......................   $  7,805     $  7,794            $9,917       $9,941          $11,328      $10,715
Available for Sale:
   Government
     agency securities................      4,466        4,439               ---          ---              ---          ---
   Collateralized mortgage
     obligations......................        628          602               ---          ---              ---          ---
                                          -------      -------            ------       ------          -------      -------
       Total mortgage-backed
         securities...................    $12,899      $12,835            $9,917       $9,941          $11,328      $10,715
                                          =======      =======            ======       ======          =======      =======


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1996.

                                                                      Amount at December 31, 1996 which matures in
                                                  -------------------------------------------------------------------------------
                                                          One Year                    One Year to                 After
                                                           or Less                     Five Years               Five Years
                                                  ------------------------      -----------------------     ---------------------
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average     Amortized     Average
                                                     Cost           Yield         Cost           Yield        Cost         Yield
                                                     ----           -----         ----           -----        ----         -----
                                                                             (Dollars in thousands)
Mortgage-backed securities
   held to maturity.............................    $1,518          6.06%        $3,774           5.78%     $2,513          7.22%
Mortgage-backed securities
   available for sale...........................       ---           ---            335           8.26%      4,759          7.55
                                                    ------                       ------                     ------
     Total......................................    $1,518                       $4,109                     $7,272
                                                    ======                       ======                     ======

         The following table sets forth the changes in the Holding Company's mortgage-backed securities portfolio for the years ended December 31, 1996, 1995 and 1994.


                                                                             Year Ended December 31,
                                                          ------------------------------------------------------------
                                                            1996                      1995                       1994
                                                           -------                  --------                   -------
                                                                                 (In thousands)
Beginning balance....................................     $  9,917                   $11,328                   $13,925
Purchases............................................          729                       ---                       ---
Sales  ..............................................          ---                       ---                       ---
Repayments...........................................       (2,110)                   (1,417)                   (2,576)
Premium and discount
   amortization, net.................................            2                         6                        (1)
Mortgage-backed securities
   received in Acquisition...........................        4,312                       ---                       ---
Unrealized losses on securities
   available for sale................................           (4)                      ---                       ---
Provision for other than temporary
   decline...........................................          ---                       ---                       (20)
                                                           -------                  --------                   -------
Ending balance.......................................      $12,846                  $  9,917                   $11,328
                                                           =======                  ========                   =======

Sources of Funds

     General. Deposits have traditionally been the Holding Company's primary source of funds for use in lending and investment activities. In addition to deposits, the Holding Company derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

     Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Holding Company does not actively solicit or advertise for deposits outside of Jefferson County. Substantially all of the Holding Company's depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Holding Company does not pay a fee for any deposits it receives.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Institutions on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. The Holding Company relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also closely prices its deposits in relation to rates offered by its competitors.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Holding Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Holding Company has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Holding Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Holding Company believes that its NOW and MMDAs are relatively stable sources of deposits. However, the ability of the Holding Company to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

      An analysis of deposit accounts by type, maturity, and rate of the Holding Company at December 31, 1996, is as follows:


                                                                    Minimum        Balance at                          Weighted
                                                                    Opening       December 31,          % of            Average
Type of Account                                                     Balance           1996            Deposits           Rate
---------------                                                     -------           ----            --------           ----
                                                                                       (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts..............................   $    100          $    5,951            4.7%              ---%
   Passbook accounts..........................................         10              21,718           17.3              3.36
   MMDA......................................................         100               9,623            7.7              2.94
   NOW accounts...............................................        100              16,683           13.3              2.54
   Super NOW accounts.........................................      1,000               4,406            3.5              2.62
                                                                                     --------          -----
     Total withdrawable.......................................                         58,381           46.5              2.66

Certificates (original terms):
   I.R.A......................................................        100               8,083            6.4
   3 months...................................................      2,500                 207             .2
   6 months...................................................        500               6,288            5.0
   9 months...................................................        500               1,168             .9
   12 months..................................................        500              18,003           14.4
   15 months..................................................        500               6,247            5.0
   18 months..................................................        500               3,212            2.6
   24 months..................................................        500                 805             .6
   30 months .................................................        500               6,935            5.5
   36 months..................................................        500               2,774            2.2
   48 months..................................................        500                 811             .6
   60 months..................................................        500               3,398            2.7
   72 months .................................................        500                  10            ---
   96 months..................................................        500                 155             .1
   120 months.................................................        500                   4            ---
Jumbo certificates............................................     99,000               9,175            7.3
                                                                                     --------          -----
   Total certificates.........................................                         67,275           53.5              5.54
                                                                                     --------          -----
Total deposits................................................                       $125,656          100.0%             4.30%
                                                                                     ========          =====              ====

         The following table sets forth by various interest rate categories the composition of time deposits of the Holding Company at the dates indicated:

                                           At December 31,
                                1996            1995            1994
                              -------         -------          -------
                                            (In thousands)
3.00 to 3.99%.........    $       ---     $       ---       $      443
4.00 to 4.99%.........         11,647              98           30,882
5.00 to 5.99%.........         41,560          30,116            5,276
6.00 to 6.99%.........         11,144          10,731            3,365
7.00 to 7.99%.........          2,923             232              267
8.00 to 8.99%.........              1             ---              ---
                              -------         -------          -------
   Total..............        $67,275         $41,177          $40,233
                              =======         =======          =======


     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1996. Matured certificates, which have not been renewed as of December 31, 1996, have been allocated based upon certain rollover assumptions.


                                                                         Amounts at December 31, 1996
                                              --------------------------------------------------------------------------------
                                                 One Year                 Two                  Three             Greater Than
                                                  or Less                Years                 Years              Three Years
                                                  -------                -----                 -----              -----------
                                                                                (In thousands)
3.00 to 3.99%...............................  $       ---            $     ---             $     ---             $     ---
4.00 to 4.99%...............................       10,972                    1                     2                     1
5.00 to 5.99%...............................       32,152                7,297                 2,685                 1,266
6.00 to 6.99%...............................        4,737                4,626                   260                 1,326
7.00 to 7.99%...............................           86                1,672                    20                   171
8.00 to 8.99%...............................            1                  ---                   ---                   ---
                                                  -------              -------                ------                ------
   Total....................................      $47,948              $13,596                $2,967                $2,764
                                                  =======              =======                ======                ======


     The following table indicates the amount of the Holding Company's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                          At December 31, 1996
       Maturity Period                                       (In thousands)
       Three months or less.............................          $4,515
       Greater than three months through six months.....           1,100
       Greater than six months through twelve months....           2,363
       Over twelve months...............................           1,710
                                                                  ------
            Total.......................................          $9,688
                                                                  ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Holding Company at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                                    DEPOSIT ACTIVITY
                                                    Balance                     Increase        Balance                   Increase
                                                      at                       (Decrease)         at                     (Decrease)
                                                 December 31,        % of         from       December 31,      % of         from
                                                     1996          Deposits       1995           1995        Deposits       1994
                                                    --------        -----       -------         -------      -----       ----------
                                                                                (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts.................$     5,951          4.7%       $5,951     $       ---        ---%   $       ---
   Passbook accounts.............................     21,718         17.3         3,807          17,911       23.8         (1,518)
   MMDA  ........................................      9,623          7.7         2,482           7,141        9.5           (511)
   NOW accounts..................................     16,683         13.3         8,742           7,941       10.6            529
   Super NOW accounts............................      4,406          3.5         3,343           1,063        1.4            332
                                                    --------        -----       -------         -------      -----       --------
     Total withdrawable..........................     58,381         46.5        24,325          34,056       45.3         (1,168)
Certificates (original terms):
   I.R.A.........................................      8,083          6.4         2,300           5,783        7.7           (293)
   3 months......................................        207           .2           112              95        0.1           (348)
   6 months......................................      6,288          5.0           900           5,388        7.1         (2,086)
   9 months......................................      1,168           .9         1,168             ---        ---            ---
   12 months.....................................     18,003         14.4        10,657           7,346        9.8         (1,473)
   15 months.....................................      6,247          5.0           277           5,970        7.9          5,970
   18 months.....................................      3,212          2.6           (73)          3,285        4.4            840
   24 months.....................................        805           .6           805             ---        ---            ---
   30 months ....................................      6,935          5.5         1,669           5,266        7.0           (802)
   36 months.....................................      2,774          2.2         2,774             ---        ---            ---
   48 months.....................................        811           .6           755              56        0.1            ---
   60 months.....................................      3,398          2.7           349           3,049        4.1           (305)
   72 months ....................................         10         ---            ---              10        ---            ---
   96 months.....................................        155           .1           (10)            165        0.2            (35)
   120 months....................................          4         ---            ---               4        ---             (7)
Jumbo certificates...............................      9,175          7.3         4,415           4,760        6.3           (517)
                                                    --------        -----       -------         -------      -----       --------
   Total certificates............................     67,275         53.5        26,098          41,177       54.7            944
                                                    --------        -----       -------         -------      -----       --------
Total deposits...................................   $125,656        100.0%      $50,423         $75,233      100.0%      $   (224)
                                                    ========        =====       =======         =======      =====       ========


                                                                            DEPOSIT ACTIVITY
                                                    Balance                     Increase        Balance
                                                      at                       (Decrease)         at
                                                 December 31,        % of         from       December 31,      % of
                                                     1994          Deposits       1993           1993        Deposits
                                                     -------        -----       -------         -------      -----
                                                                                (Dollars in thousands)
Withdrawable:
   Passbook accounts.............................    $19,429         25.8%      $(3,714)        $23,143       29.6%
   MMDA  ........................................      7,652         10.1          (635)          8,287       10.6
   NOW accounts..................................      7,412          9.8           821           6,591        8.5
   Super NOW accounts............................        731          1.0          (128)            859        1.1
                                                     -------        -----       -------         -------      -----
     Total withdrawable..........................     35,225         46.7        (3,656)         38,880       49.8
Certificates (original terms):
   I.R.A.........................................      6,076          8.1          (207)          6,283        8.0
   3 months......................................        443          0.6           (25)            468        0.6
   6 months......................................      7,474          9.9          (828)          8,302       10.6
   9 months......................................        ---         ---            ---             ---        ---
   12 months.....................................      8,819         11.7         2,288           6,531        8.4
   15 months.....................................        ---         ---            ---             ---        ---
   18 months.....................................      2,445          3.2          (707)          3,152        4.0
   24 months.....................................        ---         ---            ---             ---        ---
   30 months ....................................      6,068          8.0          (662)          6,730        8.6
   48 months.....................................         56          0.1           ---              56        0.1
   36 months.....................................        ---         ---            ---             ---        ---
   60 months.....................................      3,354          4.4          (196)          3,550        4.6
   72 months ....................................         10         ---            ---              10        ---
   96 months.....................................        200          0.3           (36)            236        0.3
   120 months....................................         11         ---             (4)             15         --
Jumbo certificates...............................      5,277          7.0         1,409           3,868        5.0
                                                     -------        -----       -------         -------      -----
   Total certificates............................     40,233         53.3         1,032          39,201       50.2
                                                     -------        -----       -------         -------      -----
Total deposits...................................    $75,458        100.0%      $(2,624)        $78,081      100.0%
                                                     =======        =====       =======         =======      =====


         Borrowings. The Holding Company focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At December 31, 1996, the Institutions had $1.1 million in borrowings from the FHLB of Indianapolis. The Holding Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

         The following table presents certain information relating to the Holding Company's borrowings at or for the years ended December 31, 1996, 1995 and 1994.


                                                                                    At or for the Year
                                                                                    Ended December 31,
                                                                      ---------------------------------------------
                                                                       1996                1995               1994
                                                                       ----                ----               ----
                                                                             (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period...............................         $1,100              $4,471            $4,986
   Average balance outstanding for period.....................          1,221               2,967               228
   Maximum amount outstanding at any
     month-end during the period..............................          2,000               4,471             4,986
   Weighted average interest rate
     during the period........................................           5.16%               5.90%             5.26%
   Weighted average interest rate
     at end of period.........................................           7.35%               5.76%             6.26%

Service Corporation Subsidiaries

         Prior to the Acquisition and Conversion, First Federal had two subsidiaries: Madison First Service Corporation ("First Service") and McCauley Insurance Agency, Inc. ("McCauley"). First Service was incorporated under the laws of the State of Indiana on July 3, 1973 and owned all of the outstanding capital stock of McCauley. First Service had no other operations. McCauley was organized under the laws of the State of Indiana under the name Builders
Insurance  Agency,  Inc.  on  August 2, 1957 and  changed  its name to  McCauley
Insurance Agency, Inc. on August 29, 1957. McCauley engaged in the sale of general fire and accident, car, home and life insurance to the general public. During the period ended December 31, 1996, McCauley received approximately $200,000 in commissions.

         Upon consummation of the Acquisition, the Holding Company became a bank holding company, subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). At that time, the insurance operations of McCauley were not permitted under the BHCA, and First Federal was required to divest its ownership of McCauley. On December 17, 1996, First Federal sold McCauley to the Madison Insurance Agency, Inc. for a gain of $141,000. It continues to hold First Service as a shell corporation which is not currently conducting any business.

         The historic consolidated statements of income of First Federal and its subsidiaries included elsewhere herein include the operations of First Service and McCauley, prior to McCauley's sale. All intercompany balances and transactions have been eliminated in the consolidation.

Employees

         As of December 31, 1996, the Holding Company employed 58 persons on a full-time basis and 8 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

                                   COMPETITION

         The Institutions originate most of their loans to and accept most of their deposits from residents of Jefferson County, Indiana. The Institutions are subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Jefferson County with significantly larger resources than the Institutions. In total, there are 11 financial institutions located in Jefferson County, Indiana, including the Institutions. The Institutions also compete with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of savings associations and savings association acquisitions of banks in Indiana have been completed. Affiliations between banks and savings associations based in Indiana may also increase the competition faced by the Holding Company and the Institutions.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Holding Company and the Institutions.

         Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association

Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings associations holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

         Because of recent changes in federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings and loan associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisitions of Indiana savings assocations in the Region. In addition, federal savings associations are permitted to branch on an interstate basis. See "Regulation--Acquisitions or Dispositions and Branching."

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Institutions compete for loan originations primarily through the efficiency and quality of services they provide borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

                                   REGULATION

General

         First Federal, as a federally chartered savings and loan association, is a member of the Federal Home Loan Bank System ("FHLB System"), its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund (the "SAIF"). First Federal is subject to extensive regulation by the Office of Thrift Supervision ("OTS"). Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval, and must file reports with the OTS about their activities and their financial condition. Periodic examinations of First Federal are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. First Federal is also subject to certain reserve requirements under regulations of the FRB.

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule establishing fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67 million or less to .0045864% for associations with assets in excess of $35 billion. First Federal's semiannual assessment under this method of assessment, based upon assets at December 31, 1996, is approximately $14,000.

         Citizens, as a national bank, is regulated by the Office of the Comptroller of the Curency ("OCC") and its deposits are insured by the FDIC through the Bank Insurance Fund ("BIF"). Periodic examinations of Citizens are conducted by the OCC which has, in conjunction with the FDIC in certain situations, examination and enforcement powers with respect to Citizens.

         Each of First Federal and Citizens is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of First Federal and Citizens are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal
Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

         The United States Congress is considering legislation that would require all federal savings associations, such as First Federal, to either convert to a national bank or a state-chartered financial institution by a specified date to be determined. The OTS would also be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and First Federal.

Bank Holding Company Regulation

         As the holding company for Citizens, the Holding Company is registered as a bank holding company, and is subject to the regulations of the FRB under the BHCA. Bank holding companies are required to file periodic reports with, and are subject to periodic examination by, the FRB. The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         Prior to September 29, 1995, the BHCA prohibited the FRB from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Pursuant to amendments to the BHCA which took effect September 29, 1995, the FRB may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restriction or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates and state law provisions requiring the target bank to have existed for some period of time (not exceeding five years) prior to the date of acquisition.

         The BHCA also prohibits the Holding Company, with certain exceptions noted below, from acquiring direct of indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking . . . as to be a proper incident thereto." Under current regulations of the FRB, the Holding Company and any non-bank subsidiaries it may control are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, the operation of a trust company, sales, and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

Capital Adequacy Guidelines for Bank Holding Companies

         The FRB is the federal regulatory and examining authority for bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies.

         Bank holding companies are required to comply with the FRB's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB has adopted a Tier I (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

         The Holding Company has satisfied these requirements following the Conversion and the Acquisition.

Federal Home Loan Bank System

         First Federal and Citizens are members of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. Each of First Federal and Citizens are required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, 0.3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. First Federal and Citizens are currently in compliance with this requirement. At December 31, 1996, the Institutions' investment in stock of the FHLB of Indianapolis was $943,000.

         In past years, First Federal and Citizens have received dividends on their FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLBs' ability to pay dividends and the value of FHLB stock in the future. For the year ended December 31, 1996, dividends paid to First Federal and Citizens by the FHLB of Indianapolis totaled $49,000 for an annual rate of 7.9%.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks such as Citizens and state savings banks and the SAIF for savings associations such as First Federal and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "-- Assessments" below.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law,

First Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. This one-time assessment was recognized as a non-recurring operating expense during the three-month period ending September 30, 1996, was paid November 27, 1996 and was fully deductible for both federal and state income tax purposes. For the impact on First Federal of this assessment, see "Recent Developments." Beginning January 1, 1997, the annual deposit insurance premium for First Federal was reduced from .23% to
 .0644% of total assessable deposits. Citizens pays $2,000 of deposit insurance premiums on an annual basis. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided financing to resolve the thrift crisis in the 1980's ("FICO"). The new 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments.

Bank Regulatory Capital

         The OCC has adopted risk-based capital ratio guidelines to which Citizens generally is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

         Like the capital guidelines established by the FRB for the Holding Company, these guidelines divide a bank's capital into two tiers. The first tier ("Tier I") includes common shareholders' equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

         In addition, the OCC established guidelines prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

         Citizens currently exceeds the regulatory capital requirements imposed by the OCC regulatory capital scheme.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At December 31, 1996, First Federal was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule, although it has delayed the implementation of this rule. Under the new rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. In addition, most institutions with less than $300 million in assets and a risk-based capital ratio in excess of 12%, such as First Federal, are subject to less stringent reporting requirements and are exempt from the interest rate component of the new rule. Although the OTS has delayed implementation of this rule, it has stated that it will closely monitor the level of interest rate risk at savings institutions and it has retained the authority on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

Prompt Corrective Regulatory Action

         FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1996, First Federal and Citizens were categorized as "well capitalized."

         An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. See "-- Bank Holding Company Regulation." If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

Dividend Limitations

         Under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FDIC also has authority under the Financial Institutions Supervisory Act to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the bank. Under Indiana law, the Holding Company is precluded from paying cash dividends if, after giving effect to such dividends, the Holding Company would be unable to pay its debts as they become due or the Holding Company's total assets would be less than its liabilities and obligations to preferential shareholders.

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." First Federal is currently a Tier 1 Institution.

         A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of 100% of its net income to date during the calendar year, plus an amount that would reduce by one-half its "surplus capital ratio" (the smallest excess over its capital requirements) at the beginning of the calendar year or 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Accordingly, at December 31, 1996, First Federal had available approximately $4.3 million for distribution.

         The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

         Pursuant to the Plan of Conversion, First Federal has established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. First Federal is not permitted to pay dividends to the Holding Company if its net worth would be reduced below the amount required for the liquidation account. First Federal must file a notice with the OTS 30 days before any declaration by it of a dividend to the Holding Company.

         Citizens is subject to OCC limits on its dividends. The approval of the OCC is required for any dividend by a national bank if the total of all dividends, including any proposed dividend declared by the national bank in any calendar year, exceeds the total of its net profits (as defined by the OCC) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Moreover, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. In certain cases, even if prior approval of the OCC is not required, the OCC may find a dividend payment to be an unsafe and unsound practice.

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. First Federal and Citizens do not believe that these regulations will have a materially adverse effect on their current operations.

Federal Reserve System

         FRB regulations require member institutions to maintain reserves against their transaction accounts (primarily NOW accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the FRB. As of December 31, 1996, First Federal and Citizens were in compliance with the applicable reserve requirements of the FRB.

Liquidity

         For each calendar month, First Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. The monthly average liquidity of First Federal for December, 1996 was 28% which exceeded the then applicable 5% liquidity requirement. Its average short-term liquidity for December, 1996 was 14%. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. The federal banking agencies have also published for comment proposed asset quality and earning standards which, if adopted, would be added to the safety and soundness guidelines.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions. Similar standards apply to national banks under OCC regulations.

Loans to One Borrower

         Under regulations, a federally-chartered savings association, including First Federal, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral, including certain debt and equity securities but not including real estate. Similar loans-to-one borrower limits apply to national banks, including Citizens. At December 31, 1996, neither of the Institutions had loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test consist primarily of housing related loans and investments.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At December 31, 1996, approximately 89.9% of First Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and First Federal met this standard in each of the prior twelve months. Therefore First Federal's asset composition was in excess of the amount required to qualify First Federal as a QTL. First Federal does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Acquisitions or Dispositions and Branching

         The BHCA specifically authorizes a bank holding company, upon receipt of appropriate approvals from the FRB and the Director of the OTS, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may now acquire control of a bank. Moreover, subject to the moratorium provisions concerning conversions of SAIF to BIF members and vice versa, federal savings associations may acquire or be acquired by any insured depository institution. Pursuant to rules promulgated by the FRB, a savings association acquired by a bank holding company (i) may, so long as the savings association continues to meet the QTL test, continue to branch to the same extent as permitted to other non-affiliated savings associations similarly chartered in the state, and (ii) cannot continue any non-banking activities not authorized for bank holding companies. Saving associations acquired by a bank holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted to the status of a bank but deposit insurance assessments and payments continue to be paid by the association to the SAIF. A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Also any insured depository institution may merge with, acquire the assets of, or assume the liabilities of any other insured depository institution with the appropriate regularity approvals if (i) continued payments of deposit insurance are made on the acquired depository institution's deposits (including an assumed rate of growth in such deposits) to SAIF (if the acquired institution was a SAIF member) or to BIF (if the acquired institution was a BIF member), and (ii) the acquiring institution and any holding company in control thereof meet all applicable capital requirements at the time of the transaction.

         A bank or savings association may sell branches and transfer deposit liabilities to a savings association or bank that is a member of an insurance fund which differs from the fund of the transferor without violating the moratorium on switching insurance funds that is described above in "--Insurance of Deposits." To be permitted, the transfer must be approved by the FDIC and the amount for deposits transferred must not exceed 35% of the lesser of (a) the transferor's deposits as of May 1, 1989 (plus net interest on those accounts) or
(b) the transferor's total deposits on the date of transfer. Exit and entrance fees are payable in connection with such dispositions. There are also special entrance and exit fees for insured deposits transfers in failed savings association resolutions. The resulting or acquiring institution is liable for the fees.

         Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located.

         Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997 interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis.

Transactions with Affiliates

         First Federal and Citizens are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the 1934 Act. The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following First Federal's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Limitations on Repurchase of Common Stock of Holding Company

         OTS regulations currently provide that the Holding Company is prohibited from repurchasing any of its shares within one year of the Conversion, which occurred on December 20, 1996. So long as the Bank continues to meet certain capitalization requirements, the Holding Company may repurchase shares in an open-market repurchase program (which cannot exceed 5% of its outstanding shares in a twelve-month period) during the second and third years following its Conversion by giving appropriate prior notice to the OTS. The OTS has the authority to waive these restrictions under certain circumstances. Unless repurchases are permitted under the foregoing regulations, the Holding Company may not, for a period of three years from the date of the Conversion, repurchase any of its capital stock from any person, except in the event of an offer to purchase by the Holding Company on a pro rata basis from all of its shareholders which is approved in advance by the OTS or except in exceptional circumstances established to the satisfaction of the OTS.

         Regulations promulgated by the FRB provide that a bank holding company must file written notice with the FRB prior to any repurchase of its equity securities if the gross consideration for the purchase, when aggregated with the net consideration paid by the bank holding company for all repurchases during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. This notice requirement is not applicable, however, to a bank holding company that exceeds the thresholds established for a well capitalized state member bank and that satisfies certain other regulatory requirements.

         Under Indiana law, the Holding Company will be precluded from repurchasing its equity securities if, after giving effect to such repurchase, the Holding Company would be unable to pay its debts as they become due or the Holding Company's assets would be less than its liabilities and obligations to preferential shareholders. Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The examiners have determined that First Federal and Citizens have a satisfactory record of meeting community credit needs.

                                    TAXATION

Federal Taxation

         Historically, savings associations, such as First Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, First Federal will no longer be able to use the percentage of taxable income method of computing its allowable tax bad debt deduction. First Federal will be required to compute its allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) First Federal no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by First Federal.

         Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

         For federal income tax purposes, First Federal has been reporting its income and expenses on the accrual method of accounting. First Federal's federal income tax returns have not been audited in recent years.

         Citizens, as a national banking association, is ineligible to use the percentage of taxable income method of accounting for its bad debts, and instead must use the bank experience method described above. The bank experience method is not available to "large" banks, as defined by the Code. Large banks are not permitted to deduct a reserve for bad debts, and instead must use the specific charge-off method. Citizens does not expect to be classified as a large bank in the foreseeable future. Citizens could also be subject to the AMTI described above.

         For federal income tax purposes, Citizens has been reporting its income and expenses on the accrual method of accounting. Citizens' federal income tax returns have not been audited in recent years.

         The Holding Company, First Federal and Citizens do not anticipate electing to file a consolidated federal income tax return for 1996 or 1997. Accordingly, the Holding Company will be taxed separtely on its earnings.

         The Holding Company is taxed as an ordinary corporation.

State Taxation

         First Federal, Citizens and the Holding Company are subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     Neither First Federal's nor Citizens' state income tax returns have been audited in recent years. For further information relating to the tax consequences of the Conversion, see "The Conversion -- Principal Effects of Conversion -- Tax Effects."

Current Accounting Issues

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. SFAS No.114, as amended by SFAS No. 118 as to certain income recognition provisions and financial statement disclosure requirements, is applicable to all creditors and to all loans that are individually and specifically evaluated for impairment, uncollateralized as well as collateralized, except those loans that are accounted for at fair value or at the lower of cost or fair value. This Statement requires that the expected loss of interest income on nonperforming loans be taken into account when calculating loan loss reserves and that specified impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The Holding Company's loans which may be affected are collateral dependent, and the Holding Company's current procedures for evaluating impaired loans result in carrying such loans at the lower of cost or fair value. Management adopted SFAS No. 114 on January 1, 1995, without a significant detrimental effect on the Holding Company's overall consolidated financial position or results of operations.

         In May, 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Institutions recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

         SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing rights be assessed for impairment. Impairment is measured based on value.

         SFAS No. 122 was effective for years beginning after December 15, 1995 (January 1, 1996, as to the Holding Company), for transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited, and earlier adoption is encouraged. The provisions of SFAS No.
122 were adopted without material effect.

         In October, 1995, the FASB issued SFAS No. 123 entitled "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost of those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statement pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years beginning after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Company will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 will have no effect on its consolidation financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse. An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Holding Company's financial position or results of operations.
Item 2. Properties.

         The following table provides certain information with respect to the Institutions' offices as of December 31, 1996.

                                                                                        Net Book Value
                                                                                          of Property
                                                                     Year                 Furniture,              Approximate
                                                                   Opened or             Fixtures and               Square
Description and Address                                            Acquired                Equipment                Footage
                                                                                    (Dollars in thousands)
Locations in Madison, Indiana
   Downtown Offices:
   233 E. Main Street............................                    1952                    $290                    9,110
   307 W. Main Street............................                    1986                      13                    1,500
   Drive-Through Branch:
   401 E. Main Street............................                    1984                      61                      375
   Hilltop Locations:
   303 Clifty Drive..............................                    1973                     200                    3,250
   430 Clifty Drive..............................                    1983                     171                    6,084
   Wal-mart Banking Center
   567 Ivy Tech Drive............................                    1995                     127                      517
Locations in Hanover, Indiana
   10 Medical Plaza Drive........................                    1995                     481                      656
   136 Thornton Road (1).........................                    1980                     276                    2,584


(1) As a condition to obtaining regulatory aproval for the Acquisition from the FRB, the Holding Company commited itself to divest its branch at 136 Thornton Road in Hanover. Pursuant to this commitment, the Holding Company sold this branch to Peoples's Trust Company based in Brookville, Indiana on February 28, 1997.

         The following table provides certain information with respect to real estate owned by First Federal and rented to other entities as of December 31, 1996. Except as otherwise provided below, all real estate listed in the table below is rented on a month-to-month basis, and none of the parcels is subject to any written lease agreement. This property was acquired by First Federal for future expansion of its banking operations.

         Address                           Tenant
         223 E. Main Street
         Madison, Indiana 47250            Vicarious of Madison
                                           (became tenant in July, 1996 and
                                           subject to a  two-year lease)
         225 E. Main Street
         Madison, Indiana 47250            Madison Gallery of Fine Art
         227 E. Main Street
         Madison, Indiana 47250            Heitz Photo
         407 E. Jefferson
         Madison, Indiana 47250            MIDCOR, Community Foundation

         The Institutions own computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Holding Company was approximately $148,000 at December 31, 1996.

         The Institutions operate six automated teller machines ("ATMs"), one at each office location other than its locations at 233 E. Main Street and 307 W. Main Street. First Federal's ATMs participate in the PLUS(R) and MagicLine(R) networks. Citizens' ATMs participate in the PLUS(R) and MAC(R) networks.

         First Federal has also contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $13,000 per month.

         Citizens has entered into an agreement with Jack Henry and Associates, Inc. of Monett, Missouri for the annual maintenance of its data processing software at a cost to Citizens of $13,000 per year.

Item 3.  Legal Proceedings.

         Neither the Holding Company, First Federal nor Citizens is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or the Institutions' business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1996.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

                      Position with        Position with
     Name             Holding Company      First Federal          Position
                                                                  with Citizens
James E. Fritz       President and Chief   President and Chief    Director
                     Executive Officer     Executive Officer
Lonnie D. Collins    Secretary             Secretary
John Wayne Deveary   Treasurer             Vice President and
                                           Treasurer

         James E. Fritz (age 34) has served as First Federal's President and Chief Executive Officer since August, 1995, as the Holding Company's President and Chief Executive Officer since 1996, and as a director of Citizens since 1997. Prior to that Mr. Fritz served as the Chief Financial Officer of First Federal Savings Bank of Kokomo until January, 1995, and as a consultant to National City Corporation from January, 1995 to August, 1995.

         Lonnie D. Collins (age 48) has served as Secretary of First Federal since September, 1994, and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October, 1975 and has served as First Federal's outside counsel since 1980.

         John Wayne Deveary (age 42) has served as a Vice President of First Federal since January, 1996 and as Treasurer since January, 1978. He became Treasurer of the Holding Company in 1996. Mr. Deveary has been employed with First Federal since 1976.
                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "RIVR." The Holding Company shares began to trade on December 20, 1996. The high and low bid prices for the period December 20, 1996 to December 31, 1996, were $14.25 and $12.25, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of the Institutions to pay dividends to the Holding Company from First Federal and upon the earnings on its investment securities.

         Under current federal income tax law, dividend distributions to the Holding Company, to the extent that such dividends paid are from the current or accumulated earnings and profits of First Federal (as calculated for federal income tax purposes), will be taxable as ordinary income to the Holding Company and will not be deductible by First Federal. Because the Holding Company and First Federal do not file a consolidated federal income tax return however, the dividends will be eligible for a 100% dividends-received deduction by the Holding Company. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from First Federal's accumulated bad debt reserves, which could result in increased federal income tax liability for First Federal. Moreover, First Federal may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

         Citizens is subject to OCC limits on its dividends. The approval of the OCC is required for any dividend by a national bank subsidiary if the total of all dividends, including any proposed dividends by the national bank in any calendar year, exceeds the total of its net profits (as defined by the OCC) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Moreover, a national bank may not pay a dividend on its common stock if the dividend would exceed net undivided profits then on hand. In certain cases, even if prior approval of the OCC is not required, the OCC may find a dividend payment to be an unsafe and unsound practice. Citizens may decide not to pay dividends to the Holding Company until the Holding Company acquires the shares held by its minority shareholders through a transaction in which holders of those shareholders receive fair value, most likely in the form of cash, Common Stock or a combination thereof. In the event Citizens paid a dividend on its shares of common stock before such time, its minority holders would receive the same per share amount as the Holding Company. Citizens does not anticipate paying dividends on its common stock in the foreseeable future.

         Generally, there is no OTS regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of First Federal. Under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FDIC also has authority under current law to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Institutions. Indiana law, however, would prohibit the Holding Company from paying a dividend, if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

         The Holding Company paid no dividends to its shareholders in 1996.

Item 6.  Selected Financial Data.

         The following selected financial data of the Holding Company is qualified in its entirety, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Form 10-K.

                                                                                 AT DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                   1996              1995             1994             1993             1992
                                                --------           -------          -------          -------           -------
                                                                                 (In thousands)
Summary of Financial Condition Data:
Total assets................................... $145,541           $86,604          $87,072          $84,086           $82,157
Loans receivable, net..........................  108,994            57,945           56,287           51,970            53,685
Mortgage-backed and related securities.........   12,846             9,917           11,328           13,925            13,548
Cash and cash equivalents (1)..................    8,785             2,689            2,416            5,803             7,070
Investment securities (2)......................    8,948            13,018           14,097            9,491             5,485
FHLB advances..................................    1,100             4,471            4,986              ---               ---
Deposits.......................................  125,656            75,233           75,458           78,081            76,688
Shareholders' equity, net......................   16,805             6,574            6,304            5,668             4,950



                                                                             YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                  1996              1995             1994              1993             1992
                                                --------           -------          -------          -------           -------
                                                                                 (In thousands)
Summary of Operating Data:
Total interest income..........................   $5,875            $5,794           $5,419           $5,684            $6,174
Total interest expense.........................    3,412             3,594            2,854            3,042             3,645
                                               ---------           -------          -------          -------           -------
   Net interest income.........................    2,463             2,200            2,565            2,642             2,529
Provision for losses on loans..................       22               150               29               55                37
                                               ---------           -------          -------          -------           -------
   Net interest income after provision
     for losses on loans.......................    2,441             2,050            2,536            2,587             2,492
Other income:
   Insurance commissions.......................      200               175              181              182               180
   Service fees, charges, and
     other operating income....................      246               187              189              182               129
   Gain on sale of subsidiary..................      141               ---              ---              ---               ---
   Loss on sale of investments.................       (9)              ---              ---              ---               ---
                                               ---------           -------          -------          -------           -------
     Total other income........................      578               362              370              364               309
General, admisistrative and other expense:
   Employee compensation and benefits..........    1,203               998              888              869               811
   Data processing.............................      282               237              243              234               157
   Federal deposit insurance premiums..........      684               177              178              117               149
   Occupancy and equipment.....................      284               212              193              212               373
   Other.......................................      417               342              356              370               375
                                               ---------           -------          -------          -------           -------
     Total  general, admisistrative and
          other expenses.......................    2,870             1,966            1,858            1,802             1,865
                                               ---------           -------          -------          -------           -------
Earnings before income tax expense  and cumulative
   effect of change in accounting method.......      149               446            1,048            1,149               936
Income taxes...................................       76               188              412              456               305
Cumulative effect of change in accounting
   for income tax expense......................      ---               ---              ---               25               ---
                                               ---------           -------          -------          -------           -------
   Net earnings................................$      73           $   258          $   636          $   718           $   631
                                               =========           =======          =======          =======           =======
Earnings per share.............................      N/A              N/A              N/A               N/A               N/A
Supplemental Data:
Interest rate spread during period.............     2.79%             2.36%            3.00%            3.24%             3.23%
Net yield on interest-earning assets (3).......     2.98              2.61             3.15             3.32              3.35
Return on assets (4)...........................      .08              0.30             0.74             0.86              0.80
Return on equity (5)...........................     1.05              4.01            10.62            13.52             13.84
Equity to assets (6)...........................    11.55              7.59             7.24             6.74              6.03
Average interest-earning assets to average
   interest-bearing liabilities................   104.64            105.62           104.43           101.96            102.39
Non-performing assets to total assets (6)......      .56              0.01             0.01             0.01              0.18
Allowance for loan losses to total loans
   outstanding (6).............................      .96              0.70             0.45             0.44              0.49
Allowance for loan losses to
   non-performing loans (6)....................   131.14          5,087.50         1,938.46         3,242.86            166.88
Net charge-offs to average
   total loans outstanding ....................      .01              0.01             0.01             0.17               ---
Other expenses to
   average assets (7)..........................     3.33              2.26             2.20             2.15              2.36
Number of full service offices (6).............        6                 3                3                3                 3

---------------
(1)  Includes certificates of deposit in other financial institutions.
(2)  Includes investment securities designated as available for sale.
(3)  Net interest income divided by average interest-earning assets.
(4)  Net income divided by average total assets.
(5)  Net income divided by average total equity.
(6)  At end of period.
(7)  Other expenses divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         The Holding Company was incorporated for the purpose of owning all of the outstanding shares of First Federal and 95.6% of the outstanding shares of Citizens. As a result, the discussion that follows focuses on the Institutions' financial condition and results of operations prior to December 20, 1996, the date of the Acquisition and Conversion. The following discussion and analysis of the financial condition as of December 31, 1996 and First Federal's results of operations for periods prior to that date should be read in conjunction with and with reference to the consolidated financial statements and the notes thereto included in the Annual Report.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Holding Company's operations and the Holding Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Holding Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

         1.       Management's   determination   of  the  amount  of  loan  loss
                  allowance;
         2.       The effect of changes in interest rates;
         3.       Changes in deposit insurance premiums; and
         4. Proposed legislation that would eliminate the federal thrift charter and the separate federal regulation of thrifts.

Asset/ Liability Management

         The Institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits with short- and medium-term maturities, mature or reprice at different rates than their interest-earning assets. As part of its effort to monitor and manage interest rate risk, the Holding Company uses the net portfolio value ("NPV") methodology recently proposed by the OTS as part of the OTS' proposed capital regulations. Although this methodology has not been implemented by the OTS , the application of the NPV methodology assists the Holding Company in monitoring its interest rate risk.

         Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (1 basis point equals
 .01%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If, under the OTS' proposed NPV methodology, an increase or a decrease in market rates would result in a decrease of more than 2% in the NPV as a percentage of the present value of an institution's assets and such institution is required to comply with the NPV regulation, the institution would be required to deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk based capital.

         Presented below, as of December 31, 1996, is an analysis prepared by Baxter Capital Management of the Institutions' interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 200 basis point increments in market interest rates.

      Change                     Net Portfolio Value                                            NPV as % of PV of Assets
     In Rates              $ Amount              $ Change              % Change              NPV Ratio              Change
     --------              --------              --------              --------              ---------              ------
                                          (Dollars in thousands)
       + 200 bp*              19,138               (708)                 (3.57)%                  13.26%               (19) bp*
           0 bp*              19,846                ---                    --- %                  13.45%               ---  bp
       - 200 bp*              19,561               (285)                 (1.44)%                  13.07%               (39) bp

---------
*  Basis points.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Average Balances and Interest Rates and Yields

         The following tables present at December 31, 1996 the balance of each category of the Holding Company's interest-earning assets and interest-bearing liabilities and their yield/cost at the date, and for the years ended December 31, 1996, 1995 and 1994, the average daily balances, of each category of the Holding Company's interest-earning assets and interest-bearing liabilities, and the interest earned or paid on such amounts.

                                                                                   Year Ended December 31,
                                       At December 31,     ----------------------------------------------------------------------
                                            1996                          1996                                 1995
                                    ---------------------  -----------------------------------   --------------------------------
                                                           Average                   Average     Average                Average
                                      Balance  Yield/Cost  Balance      Interest    Yield/Cost   Balance    Interest   Yield/Cost
                                                                            (Dollars in thousands)
Interest-earning assets:
   Interest-earning
     deposits and other............    $5,599    5.13%      $ 3,291      $   188       5.71%     $ 2,610    $   107       4.10%
   Investment securities (1).......     8,948    5.29        10,295         562        5.46       13,925        777       5.58
   Mortgage-backed and
     related securities............    12,846    6.81         9,176         574        6.26       10,989        670       6.10
   Loans receivable, net (2).......   108,994    7.73        59,828       4,551        7.61       56,916      4,240       7.45
                                      -------                ------       -----                   ------      -----
     Total interest-
     earning assets................   136,387    7.38        82,590       5,875        7.11       84,440      5,794       6.86
Interest-bearing liabilities:
   Deposits........................   125,656    4.20        77,710       3,349        4.31       76,983      3,419       4.44
   FHLB advances...................     1,100    7.35         1,221          63        5.16        2,967        175       5.90
                                      -------                ------       -----                   ------      -----
     Total interest-bearing
          liabilities..............   126,756    4.23        78,931       3,412        4.32       79,950      3,594       4.50
                                      -------                ------       -----                   ------      -----
Net interest-earning assets........   $ 9,631                $3,659                               $4,490
                                      =======                ======                               ======
Net interest income................                                      $2,463                              $2,200
                                                                         ======                              ======
Interest rate spread (3)...........              3.15%                                 2.79%                              2.36%
                                               ======                                ======                             ======
Net yield on weighted average
   interest-earning assets (4).....               ---                                  2.98%                              2.61%
                                               ======                                ======                             ======
Average interest-earning assets
   to average interest-bearing
     liabilities...................            107.60%                               104.64%                            105.62%
                                               ======                                ======                             ======

                                                   1994
                                      -------------------------------
                                        Average              Average
                                       Balance   Interest  Yield/Cost
                                       -------   --------  ----------
Interest-earning assets:
   Interest-earning
     deposits and other............    $ 2,288  $   112     4.90%
   Investment securities (1).......     13,685      713     5.21
   Mortgage-backed and
     related securities............     12,702      743     5.85
   Loans receivable, net (2).......     52,708    3,851     7.31
                                      --------    -----
     Total interest-
     earning assets................     81,383    5,419     6.66
Interest-bearing liabilities:
   Deposits........................     77,703    2,842     3.66
   FHLB advances...................        228       12     5.26
                                      --------    -----
     Total interest-bearing
          liabilities..............     77,931    2,854     3.66
                                      --------    -----
Net interest-earning assets........   $  3,452
                                      ========
Net interest income................              $2,565
                                                 ======
Interest rate spread (3)...........                         3.00%
                                                          ======
Net yield on weighted average
   interest-earning assets (4).....                         3.15%
                                                          ======
Average interest-earning assets
   to average interest-bearing
     liabilities...................                       104.43%
                                                          ======
---------------
(1) Includes securities available for sale at amortized cost prior to SFAS No. 115 adjustments.

(2)      Total loans less loans in process plus loans held for sale.

(3) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.

(4) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

Interest Rate Spread

         The Holding Company's results of operations have been determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and general and administrative expenses. Net interest income is determined by the interest rate spread between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities and by the relative amounts of interest-earning assets and interest-bearing liabilities.

         The following table sets forth the weighted average effective interest rate earned by the Holding Company on its loan and investment portfolios, the weighted average effective cost of the Holding Company's deposits and advances, the interest rate spread of the Holding Company, and the net yield on weighted average interest-earning assets for the periods and as of the dates shown. Average balances are based on average daily balances.

                                                                              Year Ended December 31,
                                                            ------------------------------------------------------------
                                                             1996                      1995                       1994
                                                             ----                      ----                       ----
Weighted average interest rate earned on:
   Interest-earning deposits and other...............        5.71%                      4.10%                     4.90%
   Investment securities.............................        5.46                       5.58                      5.21
   Mortgage-backed and related securities............        6.26                       6.10                      5.85
   Loans receivable, net.............................        7.61                       7.45                      7.31
     Total interest-earning assets...................        7.11                       6.86                      6.66
Weighted average interest rate cost of:
   Deposits..........................................        4.31                       4.44                      3.66
   FHLB advances.....................................        5.16                       5.90                      5.26
     Total interest-bearing liabilities..............        4.32                       4.50                      3.66
Interest rate spread (1).............................        2.79%                      2.36%                     3.00%
Net yield on weighted average
   interest-earning assets (2).......................        2.98%                      2.61%                     3.15%

(1) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.

(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Holding Company's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume) and (2) changes in volume (changes in volume multiplied by old rate). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionally to the change due to volume and the change due to rate.

                                                                        Increase (Decrease) in Net Interest Income
                                                                   ----------------------------------------------------
                                                                                                                 Total
                                                                    Due to                Due to                  Net
                                                                     Rate                 Volume                Change
                                                                     ----                 ------                ------
                                                                                      (In thousands)
Year ended December 31, 1996 compared
to year ended December 31, 1995
   Interest-earning assets:
     Interest-earning deposits and other........................   $    51                $    30               $    81
     Investment securities......................................       (17)                  (198)                 (215)
     Mortgage-backed and related securities.....................       (13)                   (83)                  (96)
     Loans receivable, net......................................       105                    206                   311
                                                                      ----                -------                 -----
       Total....................................................       126                    (45)                   81
   Interest-bearing liabilities:
     Deposits...................................................      (100)                    30                   (70)
     FHLB advances..............................................       (20)                   (92)                 (112)
                                                                      ----                -------                 -----
       Total....................................................      (120)                   (62)                 (182)
                                                                      ----                -------                 -----
   Net change in net interest income............................      $246                $    17                 $ 263
                                                                      ====                =======                 =====
Year ended December 31, 1995 compared
to year ended December 31, 1994
   Interest-earning assets:
     Interest-earning deposits and other........................    $  (16)                $   11               $    (5)
     Investment securities......................................        52                     12                    64
     Mortgage-backed and related securities.....................        32                   (105)                  (73)
     Loans receivable, net......................................        77                    312                   389
                                                                      ----                -------                 -----
       Total....................................................       145                    230                   375
   Interest-bearing liabilities:
     Deposits...................................................       614                    (37)                  577
     FHLB advances..............................................        16                    147                   163
                                                                      ----                -------                 -----
       Total....................................................       630                    110                   740
                                                                      ----                -------                 -----
   Net change in net interest income............................     $(485)                 $ 120                 $(365)
                                                                      ====                =======                 =====
Year ended December 31, 1994 compared
to year ended December 31, 1993
   Interest-earning assets:
     Interest-earning deposits and other........................  $      1                 $  (64)               $  (63)
     Investment securities......................................       (20)                   239                   219
     Mortgage-backed and related securities.....................        (7)                  (116)                 (123)
     Loans receivable, net......................................      (297)                    (1)                 (298)
                                                                      ----                -------                 -----
       Total....................................................      (323)                    58                  (265)
   Interest-bearing liabilities:
     Deposits...................................................      (186)                   (13)                 (199)
     FHLB advances..............................................         0                     11                    11
                                                                      ----                -------                 -----
       Total....................................................      (186)                    (2)                 (188)
                                                                      ----                -------                 -----
   Net change in net interest income............................     $(137)                $   60                $  (77)
                                                                      ====                =======                 =====

Financial Condition at December 31, 1996 Compared to Financial Condition at December 31, 1995.

Changes in Financial Condition

         The Holding Company's total assets amounted to $145.5 million as of December 31, 1996, an increase of $58.9 million, or 68.1%, over the $86.6 million total as of December 31, 1995. The increase in 1996 was due primarily to the Acquisition of Citizens, which resulted in net asset growth of approximately $63.8 million, coupled with proceeds from the Corporation's common stock offering totaling $11.2 million. These increases in total assets were partially offset by a decrease, net of the Acquisition, in deposits of $6.2 million, and a decline in advances from the Federal Home Loan Bank of $3.4 million.

         Cash, interest-bearing deposits and certificates of deposit in other financial institutions totaled $8.8 million at December 31, 1996, an increase of $6.1 million over the 1995 total. Investment securities totaled $8.9 million at December 31, 1996, a decrease of $4.1 million, or 31.3%, from 1995 levels. The decrease resulted primarily from maturities totaling $3.5 million and sales of $2.2 million, which were partially offset by securities resulting from the Acquisition totaling $1.6 million. Mortgage-backed securities increased by $2.9 million, or 29.5%, to a total of $12.8 million at December 31, 1996, primarily as a result of securities received in the Acquisition of $4.3 million, coupled with purchases of $729,000, which were partially offset by principal repayments during the year totaling $2.1 million.

         Loans receivable totaled $109.0 million at December 31, 1996, an increase of $51.0 million, or 88.1%, over the $57.9 million total at December 31, 1995. The increase resulted primarily from loans received in the Acquisition totaling $49.6 million, coupled with loan originations during 1996 of $18.7 million, which were partially offset by principal repayments of $17.1 million. Loan origination volume increased during 1996 by $3.0 million, or 19.6%, as compared to 1995.

         The Holding Company's consolidated allowance for loan losses totaled $1.1 million and $407,000 at December 31, 1996 and 1995, respectively, which represented .96% and .70% of total loans at those dates. The allowance for loan losses was increased during 1996 by $648,000, which represented the allowance maintained by Citizens. Nonperforming loans (defined as loans delinquent greater than ninety days and loans on nonaccrual status) totaled $819,000 and $8,000 at December 31, 1996 and 1995, respectively. The increase in nonperforming loans year to year was primarily due to Citizens' loans resulting from the Acquisition. The provision for loan losses for the year ended December 31, 1996 was primarily attributable to the increase in nonperforming loans during the year.  Although  management  believes  that its  allowance  for loan  losses  at
December 31, 1996, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Holding Company's results of operations.

         Deposits increased by $50.4 million, or 67.0%, during 1996, to a total of $125.7 million, compared to the $75.2 million total at December 31, 1995. The increase resulted primarily from deposits assumed in the Acquisition totaling $56.6 million, which was partially offset by net withdrawals of deposits during the year of $6.2 million. The decline in total deposits, before consideration of the effects of the Acquisition, can be attributable to customers' use of deposit funds to purchase stock in the Holding Company's common stock offering which was completed in December 1996 and a decrease in public funds on deposit.

         Advances from the Federal Home Loan Bank totaled $1.1 million at December 31, 1996, a decrease of $3.4 million, or 75.4%, from the $4.5 million total at December 31, 1995. The decrease was due primarily to net current period repayments totaling $6.4 million, which were partially offset by borrowings assumed in the Acquisition totaling $3.0 million.

         Stockholders' equity totaled $16.8 million at December 31, 1996, an increase of $10.2 million, or 155.6%, over the $6.6 million total at December 31, 1995. The increase resulted primarily from the Holding Company's common stock offering which was completed in December 1996 and which resulted in net capital proceeds totaling $10.2 million.

Financial Condition at December 31, 1995 Compared to Financial Condition at December 31, 1994

         First Federal's total assets amounted to $86.6 million at December 31, 1995, a decrease of $468,000, or 0.5%, from December 31, 1994. The decline in assets resulted primarily from a reduction in deposits of $225,000, and a decline in advances from the FHLB of Indianapolis of $515,000, which were partially offset by an increase in retained earnings of $270,000.

         Liquid assets (cash and due from banks, certificates of deposit and investment securities) totaled $15.7 million at December 31, 1995, which represented a reduction of $806,000, or 4.9%, from 1994 levels. During 1995, management elected to fund net deposit outflows and repayments of advances from the FHLB of Indianapolis with excess liquidity. Mortgage-backed securities declined by $1.4 million, or 12.5%, to a total of $9.9 million in 1995, as a result of principal repayments during the year.

         Loans receivable totaled $57.9 million at December 31, 1995, an increase of $1.7 million, or 2.9%, over the 1994 total. The increase resulted primarily from loan disbursements of $15.6 million in excess of principal repayments of $13.7 million. First Federal's allowance for losses on loans amounted to $407,000 at December 31, 1995, an increase of $155,000, or 61.5%, over the $252,000 total maintained as of December 31, 1994. The allowance represented 0.7% and 0.45% of total loans as of December 31, 1995 and 1994, respectively. The 1995 provision was heavily influenced by $1.6 million of growth in nonresidential and multi-family loans during the period. Although management intends to place more emphasis on nonresidental real estate lending following the Conversion, it does not anticipate further significant increases in the nonresidential loan portfolio that would necessitate material additions to the allowance. Non-performing loans totaled $8,000 and $13,000 as of December 31, 1995 and 1994, respectively.

         Deposits totaled $75.2 million at December 31, 1995, a decrease of $225,000, or 0.3%, from the total in 1994. Certificates of deposit increased by $944,000 during 1995, while transaction and demand accounts declined by approximately $1.2 million. The decline in passbook deposits resulted from increased competition from financial institutions and other entities offering investments with more attractive rates as customers became more rate conscious. Certificates of deposits increased because of more competitive rates offered by First Federal.

         Advances from the FHLB of Indianapolis declined by $515,000, or 10.3%, during 1995 to a total of $4.5 million. Management elected to utilize excess liquidity to repay such advances in 1995.

Comparison of Operating Results For Years Ended December 31, 1996 and 1995

         The Holding Company's net earnings for 1996 totaled $73,000, a decrease of $185,000, or 71.7%, from the $258,000 in net earnings recorded for the year ended December 31, 1995. The decrease resulted primarily from a $904,000 increase in general, administrative and other expense, which was partially offset by a $263,000 increase in net interest income, a $128,000 decrease in the provision for losses on loans, a $216,000 increase in other income and a $112,000 decrease in the provision for federal income taxes.

Net Interest Income

         Total interest income for 1996, amounted to $5.9 million, an increase of $81,000, or 1.4%, over the $5.8 million recorded in 1995. Interest income on loans and mortgage-backed and related securities increased by $215,000, or 4.4%. The increase resulted primarily from a $1.1 million increase in the average portfolio outstanding, coupled with a 20 basis point increase in the average yield, from 7.23% in 1995 to 7.43% in 1996. Interest income on investment securities and interest-bearing deposits decreased by $134,000, or 15.2%, to a total of $750,000 in 1996. The decrease was due primarily to a $2.9 million decrease in the average portfolio balance outstanding. The decline in the average portfolio balance during the year reflects management's decision to redeploy excess liquidity to partially fund loan originations, thereby obtaining a more favorable yield.

         Interest expense decreased during 1996 by $182,000, or 5.1%, to a total of $3.4 million, compared to the $3.6 million total recorded in 1995. Interest expense on deposits decreased by $70,000, or 2.0%, to a total of $3.3 million in 1996. The decrease resulted primarily from a decrease in the average rate paid on deposits of 13 basis points, from 4.44% in 1995 to 4.31% in 1996, which was partially offset by a $727,000, or .9%, increase in the average balance outstanding. Interest expense on borrowings decreased by $112,000, or 64.0%, to a total of $63,000 in 1996. The decrease was due primarily to a $1.7 million decrease in the average balance of borrowings outstanding, coupled with a 74 basis point decline in the average rate paid on such advances, from 5.90% in 1995 to 5.16% in 1996.

         As a result of the foregoing changes in interest income and interest expense, net interest income increased by approximately $263,000, or 12.0%, to a total of $2.5 million for 1996. The net interest rate spread increased by 43 basis points during the year, from 2.36% in 1995 to 2.79% in 1996, while the net interest margin increased by 37 basis points, from 2.61% in 1995 to 2.98% in 1996.

Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the

Institutions, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Institutions' market areas and other factors related to the collectibility of the Institutions loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $22,000 for 1996, a decrease of $128,000, or 85.3%, from the $150,000 total recorded in 1995. As stated previously, the current year provision was primarily attributable to an increase in nonperforming loans at December 31,1996. There can be no assurance that the allowance for loan losses of the Institutions will be adequate to cover losses on nonperforming assets in the future.

Other Income

         Other income totaled $578,000 for 1996, an increase of $216,000, or 59.7%, over the $362,000 total for 1995. The increase resulted primarily from a $141,000 gain on the sale of a subsidiary, a $25,000 increase in insurance commissions and a $59,000, or 31.6% increase in service fees, charges and other operating income. The gain on the sale of a subsidiary resulted from First Federal's sale of its insurance agency subsidiary, McCauley Insurance Agency. The sale of McCauley was required by the FRB in connection with the Acquisition. The increase in other operating income was due primarily to increased service fees and charges on deposit accounts. General, Administrative and Other Expense

         General, administrative and other expense totaled $2.9 million for 1996, an increase of $904,000, or 46.0%, over the $2.0 million total recorded in 1995. The increase resulted primarily from a $507,000, or 286.4%, increase in federal deposit insurance premiums, which resulted from the legislation enacted to recapitalize the SAIF, coupled with a $205,000, or 20.5%, increase in employee compensation and benefits, a $72,000, or 34.0%, increase in occupancy and equipment, a $45,000, or 19.0%, increase in data processing and a $75,000, or 22.4%, increase in other operating expense.

         During 1996 legislation was enacted to recapitalize the SAIF which mandated payment of a special one-time assessment for all savings associations, including the First Federal. The assessment was computed based upon the First Federal's deposits as of March 31, 1995. The assessment rate was finalized at $.657 per $100 of deposits, which resulted in a pre-tax charge to 1996 consolidated operations of approximately $503,000. The legislation reduces federal deposit insurance premiums from $.23 per $100 in deposits to $.065 per $100 in deposits, effective January 1, 1997.

         The increase in employee compensation and benefits resulted primarily from normal merit increases and increased costs associated with employee benefit plans. The increase in data processing resulted primarily from increased costs associated with automated teller machine transaction processing. The increase in other operating expense was primarily attributable to an increase in office supplies as a result of the formation of the Holding Company and nonrecurring consulting fees which were partially offset by a reduction in advertising costs year to year. Income Taxes

         The provision for federal income taxes totaled $76,000 for 1996, a decrease of $112,000, or 59.6%, from the $188,000 total recorded in 1995. The decrease resulted primarily from the decrease in net earnings before taxes of $297,000, or 66.6%. The Holding Company's effective tax rates were 51.0% and 42.2% for the years ended December 31, 1996 and 1995, respectively. Comparison of Operating Results For Fiscal Years Ended December 31, 1995 and 1994

         Net income for the year ended December 31, 1995, amounted to $258,000, a decrease of $378,000, or 59.4%, from the $636,000 in net income recorded in 1994. The decline in net income resulted primarily from a $365,000 decline in net interest income, a $121,000 increase in the provision for losses on loans, an $8,000 decline in other income and a $108,000 increase in other expenses, which were partially offset by a decrease of $224,000 in the provision for income taxes. The reduction in 1995 earnings is generally reflective of, and attributable to, the rise in the general level of interest rates in the economy over the year, as well as additional provisions for loan losses brought on by increased nonresidential lending. Management does not anticipate either trend to have a continuing material adverse impact on operations due to (i) the beneficial effects of favorable rate adjustments in the adjustable-rate segment of First Federal's portfolio and (ii) management's belief that any decision to increase the size of the nonresidential portfolio will not result in material increases in the provision for loan losses.

         Total interest income amounted to $5.8 million for the year ended December 31, 1995, an increase of $375,000, or 6.9%, over 1994. Interest income on loans totaled $4.2 million, an increase of $389,000 over the 1994 total. This increase resulted primarily from growth of $4.2 million in the weighted average balance outstanding, coupled with an increase in the weighted average yield of 14 basis points to 7.45% in 1995. Interest income on mortgage-backed securities declined by $73,000, or 9.8%, from the 1994 amount, due to a $1.7 million decline in the weighted average balance outstanding, which was partially offset by a 25 basis point increase in yield to 6.10% in 1995. Interest income on investment securities and interest-bearing deposits increased by $59,000, or 7.2%, over 1994 due to an increase in yield and an increase in the weighted average balance outstanding.

         Interest expense on deposits increased for the year ended December 31, 1995, by $577,000, or 20.3%, to a total of $3.4 million, compared to $2.8 million in 1994. The increase resulted primarily from a 78 basis point increase in the weighted average cost of deposits from 3.66% in 1994 to 4.44% in 1995. The increase in cost of deposits was partially offset by a $720,000 decline in the weighted average balance outstanding year-to-year. Interest expense on borrowings increased by $163,000 during 1995 to a total of $175,000. This increase was due primarily to a $2.7 million increase in average borrowings outstanding during 1995, coupled with a 64 basis point increase in the weighted average cost of borrowings to 5.90% in 1995. The increases in rates paid on First Federal's deposit and borrowing portfolios generally reflect the increase in interest rates in the overall economy during 1995.

         As a result of the foregoing changes in interest income and interest expense, net interest income declined during 1995 by $365,000, or 14.2%, to a total of $2.2 million. The interest rate spread declined by 64 basis points during 1995 from 3.00% in 1994 to 2.36% in 1995, while the net interest margin declined by 54 basis points, from 3.15% in 1994 to 2.61% in 1995.

         Other income amounted to $362,000 during the year ended December 31, 1995, a decrease of $8,000, or 2.2%, from 1994 due primarily to a decline in insurance commissions year-to-year.

         Other expense totaled approximately $2.0 million for the year ended December 31, 1995, an increase of $108,000, or 5.8%, over the amount recorded for 1994. The increase resulted primarily from a $110,000, or 12.4%, increase in employee compensation and benefits, a $19,000, or 9.8%, increase in occupancy and equipment and a $6,000, or 1.8%, increase in other operating expense, which were partially offset by a $20,000 decrease in the provision for valuation decline in mortgage-related securities. The increase in employee compensation and benefits resulted primarily from an increase in staffing levels and normal merit salary increases, coupled with a reduction in deferred loan origination costs, as loan origination volume declined by $3.8 million year-to-year. The increase in occupancy and equipment expense resulted generally from increases in the cost of equipment maintenance contracts, while the increase in other operating expense was due to pro-rata increases in various operating costs year-to-year.

         The provision for income taxes totaled $188,000 for the year ended December 31, 1995, a decline of $224,000, or 54.4%, from the 1994 amount. The decline resulted primarily from a $602,000, or 57.4%, decrease in earnings before taxes. First Federal's effective tax rates were 42.2% and 39.3% for the years ended December 31, 1995 and 1994, respectively. Liquidity and Capital Resources

         The Holding Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans and proceeds from maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

         The primary investing activity of the Holding Company is the origination of loans. During the years ended December 31, 1996, 1995 and 1994, the Holding Company originated total loans in the amounts of $18.6 million, $15.6 million and $19.4 million, respectively. Loan principal repayments totaled $17.1 million, $13.7 million, and $15.0 million during the respective periods.

         During the year ended December 31, 1996, the Holding Company purchased $729,000 in mortgage-backed securities and in the year ended December 31, 1994 purchased $4.6 million in investment securities.

         The Holding Company had outstanding loan commitments of $1.3 million and unused lines of credit of $5.3 million at December 31, 1996. The Holding Company anticipates that it will have sufficient funds from loan repayments to meet its current commitments without having to borrow additional funds from the FHLB of Indianapolis. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $47.9 million. Management believes that a significant portion of such deposits will remain with the Holding Company based upon historical deposit flow data and the Holding Company's competitive pricing in its market area.

         Liquidity management is both a daily and long-term function of the Holding Company's management strategy. In the event that the Holding Company should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances and through sales of securities. The Holding Company had no outstanding FHLB advances at December 31, 1996.

         The following is a summary of cash flows for the Holding Company, which are of three major types. Cash flows from operating activities consist primarily of net income generated by cash. Investing activities generate cash flows through the origination and principal collection on loans as well as purchases and sales of securities. Investing activities will generally result in negative cash flows when the Holding Company is experiencing loan growth. Cash flows from financing activities include savings deposits, withdrawals and maturities and changes in borrowings. The following table summarizes cash flows for each of the three years ended December 31, 1996, 1995 and 1994.

                                                                              Year Ended December 31,
                                                           ------------------------------------------------------------
                                                             1996                      1995                       1994
                                                            ------                   --------                   -------
                                                                                  (In thousands)
Operating activities.............................           $ (194)                     $ 459                     $ 774
Investing activities:                                                                                               774
   Investment purchases..........................              ---                        ---                    (4,592)
   Investment maturities/sales...................            5,653                      1,101                       ---
   Mortgage-backed
     securities purchases........................             (729)                       ---                       ---
   Mortgage-backed
     securities repayments.......................            2,110                      1,417                     2,576
   Changes in loans..............................             (458)                    (1,892)                   (4,446)
   Other.........................................            2,279                        (22)                     (108)
Financing activities:
   Deposit increase/(decrease)...................           (6,222)                      (224)                   (2,624)
   Borrowings increase/(decrease)................           (6,371)                      (515)                    4,986
   Net proceeds from issuance
     of common stock.............................           10,221                        ---                       ---
   Other.........................................                7                         (1)                       (3)
                                                            ------                   --------                   -------
Net increase/(decrease) in cash
   and cash equivalents..........................           $6,296                   $    323                   $(3,437)
                                                            ======                   ========                   =======


         Federal regulations require FHLB-member savings associations to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 5%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. As of December 31, 1996, First Federal had liquid assets of $19 million, and a regulatory liquidity ratio of 28%, of which 14% constituted short-term investments.

         Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At December 31, 1996, First Federal's tangible capital ratio was 14.0%, its core capital ratio was 14.0%, and its risk-based capital to risk-weighted assets ratio was 27.6%. Therefore, at December 31, 1996, First Federal's capital exceeded all of its capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and First Federal's capital ratios as of December 31, 1996:



                                                                         At December 31, 1996
                                                       OTS Requirement                      First Federal's Capital Level
                                                   % of                               % of                              Amount
Capital Standard                                  Assets            Amount          Assets(1)          Amount          of Excess
                                                                             (Dollars in thousands)
Tangible capital............................        1.5%             $1,252          14.0%             $11,713           $10,461
Core capital (2)............................        3.0               2,503          14.0               11,713             9,210
Risk-based capital..........................        8.0               3,515          27.6               12,136             8,621


(1) Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) The OTS has proposed and is expected to adopt a core capital requirement for savings associations comparable to that recently adopted by the OCC for national banks. The new regulation, as proposed, would require at least 3% of total adjusted assets for savings associations that received the highest supervisory rating for safety and soundness, and 4% to 5% for all other savings associations. The final form of such new OTS core capital requirement may differ from that which has been proposed. First Federal expects to be in compliance with such new requirements. See "Regulation -- Regulatory Capital."

(3)      First  Federal's   risk-based  capital  includes  $423,000  of  general
         valuation allowances.

                                                     At December 31, 1996
                                                      FDIC Requirement                         Citizens Capital Level
                                                   % of                               % of                              Amount
Capital Standard                                  Assets            Amount          Assets(1)          Amount          of Excess
                                                                             (Dollars in thousands)
Tier 1 leverage.............................        4.0%             $3,122           7.2%              $4,512            $1,390
Tier 1 capital to risk-based................        4.0               1,818           9.9                4,512             2,694
Risk-based capital..........................        8.0               3,635          11.4                5,160             1,525

--------------
(1) Tier I leverage capital is shown as a percentage of total assets. Tier I capital to risk based and total capital to risk based are shown as a percentage of risk-weighted assets.

Impact of Inflation

         The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         The primary assets and liabilities of the Holding Company are monetary in nature. As a result, interest rates have a more significant impact on the Holding Company's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of the Holding Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans made by the Holding Company. The Holding Company is unable to determine the extent, if any, to which properties securing the Holding Company's loans have appreciated in dollar value due to inflation.

Item 8.  Financial Statements and Supplementary Data.

                                                     [GRANT THORNTON LETTERHEAD]

               Report of Independent Certified Public Accountants

Board of Directors
River Valley Bancorp

We have audited the accompanying consolidated statements of financial condition of River Valley Bancorp (formerly Madison First Federal Savings and Loan Association) as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of river Valley Bancorp as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in he period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP
Cincinnati, Ohio
February 27, 1997 (except for Note O, as to which the date is February 28, 1997)

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,
                        (In thousands, except share data)


                                      ASSETS                                               1996              1995
                                                                                         --------           -------
Cash and due from banks                                                                $    4,209          $  2,389
Interest bearing deposits in other financial institutions                                   4,476                -
                                                                                         --------           -------
   Cash and cash equivalents                                                                8,685             2,389

Certificates of deposit in other financial institutions                                       100               300
Investment securities designated as available for sale - at market                          3,448             5,018
Investment securities - at amortized cost, approximate market value of
  $5,434 and $7,930 as of December 31, 1996 and 1995                                        5,500             8,000
Mortgage-backed securities designated as available
  for sale - at market                                                                      5,041                -
Mortgage-backed and related securities - at cost, approximate market
  value of $7,794 and $9,941 as of December 31, 1996 and 1995                               7,805             9,917
Loans receivable - net                                                                    107,918            57,945
Loans held for sale - at lower of cost or market                                            1,076                -
Office premises and equipment - at depreciated cost                                         2,057               966
Federal Home Loan Bank stock - at cost                                                        943               610
Federal Reserve Bank stock - at cost                                                           80                -
Accrued interest receivable on loans                                                          819               313
Accrued interest receivable on mortgage-backed securities                                      78                51
Accrued interest receivable on investments and interest-bearing deposits                      171               241
Goodwill, net of accumulated amortization                                                     272               148
Cash surrender value of life insurance                                                        747               535
Prepaid expenses and other assets                                                             169               124
Prepaid federal income taxes                                                                    4                26
Deferred tax asset                                                                            628                21
                                                                                         --------           -------
   Total assets                                                                          $145,541           $86,604
                                                                                         ========           =======


     LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1996              1995
                                                                                         --------           -------
Deposits                                                                                 $125,656           $75,233
Advances from the Federal Home Loan Bank                                                    1,100             4,471
Advances by borrowers for taxes and insurance                                                  70                63
Accrued interest payable                                                                      279                68
Other liabilities                                                                           1,422               195
Minority interest in consolidated subsidiary                                                  209                -
   Total liabilities                                                                      128,736            80,030

Commitments                                                                                    -                 -


Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                 -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued and outstanding in 1996                                            -                 -
  Additional paid in capital                                                               11,173                -
  Retained earnings - substantially restricted                                              6,635             6,562
  Shares acquired by Employee Stock Ownership Plan (ESOP)                                    (952)               -
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                                (51)               12
                                                                                         --------           -------
   Total stockholders' equity                                                              16,805             6,574
                                                                                         --------           -------
   Total liabilities and stockholders' equity                                            $145,541           $86,604
                                                                                         ========           =======





 The accompanying notes are an integral part of these statements.

                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,
                                 (In thousands)

                                                                                    1996            1995              1994
                                                                                --------           -------          -------
Interest income
  Loans                                                                           $4,551            $4,240           $3,851
  Mortgage-backed and related securities                                             574               670              743
  Investment securities                                                              562               777              713
  Interest-bearing deposits and other                                                188               107              112
                                                                                --------           -------          -------
   Total interest income                                                           5,875             5,794            5,419

Interest expense
  Deposits                                                                         3,349             3,419            2,842
  Borrowings                                                                          63               175               12
                                                                                --------           -------          -------
   Total interest expense                                                          3,412             3,594            2,854
                                                                                --------           -------          -------
   Net interest income                                                             2,463             2,200            2,565

Provision for losses on loans                                                         22               150               29
                                                                                --------           -------          -------
   Net interest income after provision for losses on loans                         2,441             2,050            2,536

Other income
  Insurance commissions                                                              200               175              181
  Loss on sale of investment securities                                               (9)               -                -
  Gain on sale of subsidiary                                                         141                -                -
  Service fees, charges and other operating                                          246               187              189
                                                                                --------           -------          -------
   Total other income                                                                578               362              370

General, administrative and other expense
  Employee compensation and benefits                                               1,203               998              888
  Occupancy and equipment                                                            284               212              193
  Federal deposit insurance premiums                                                 684               177              178
  Amortization of goodwill                                                             7                 7                7
  Data processing                                                                    282               237              243
  Other operating                                                                    410               335              329
  Provision for valuation decline on mortgage-related securities                      -                 -                20
                                                                                --------           -------          -------
   Total general, administrative and other expense                                 2,870             1,966            1,858
                                                                                --------           -------          -------
   Earnings before income taxes                                                      149               446            1,048

Income taxes
  Current                                                                            124               245              411
  Deferred                                                                           (48)              (57)               1
                                                                                --------           -------          -------
   Total income taxes                                                                 76               188              412
                                                                                --------           -------          -------
   NET EARNINGS                                                                 $     73           $   258          $   636
                                                                                ========           =======          =======

The accompanying notes are an integral part of these statements.

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                                        Unrealized
                                                                                      gains losses on
                                                     Additional         Shares          securities
                                      Common          Paid-in-         acquired        designated as      Retained
                                       Stock           Capital          by ESOP     available for-Sale   earnings            Total
                                       -----           -------          -------     ------------------   --------            -----
Balance at December 31, 1993            $ -           $     -               $ -              $ -             $5,668         $ 5,668

Net earnings for the year ended
December 31, 1994                         -                 -                 -                -                636             636
                                        ---            -------             -----           ------            ------         -------
Balance at December 31, 1994              -                 -                 -                -              6,304           6,304

Net earnings for the year ended
December 31, 1995                         -                 -                 -                -                258             258

Unrealized gains on securities
designated as available for sale,
net of related tax effects                -                 -                 -                12                -               12
                                        ---            -------             -----           ------            ------         -------
Balance at December 31, 1995              -                 -                 -                12             6,562           6,574

Reorganization to common stock
form and issuance of shares in
connection therewith - net                -             11,173              (952)              -                 -           10,221

Net earnings for the year ended
December 31, 1996                         -                 -                 -                -                 73              73

Unrealized losses on securities
designated as available for sale,
net of related tax effects                -                 -                 -               (63)               -              (63)
                                        ---            -------             -----           ------            ------         -------
Balance at December 31, 1996            $ -            $11,173             $(952)          $  (51)           $6,635         $16,805
                                        ===            =======             =====           ======            ======         =======



The accompanying notes are an integral part of these statements.

                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the year ended December 31,
                                 (In thousands)

                                                                               1996              1995               1994
                                                                            ----------         ---------          -------
Cash flows from operating activities:
  Net earnings for the year                                                 $       73         $     258        $     636
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
   Amortization (accretion) of premiums  and discounts on
      investments and mortgage-backed securities - net                               2                (9)             (14)
    Loss on sale of investment securities designated as available for sale           9                -                -
    Provision for valuation decline on mortgage-related securities                  -                 -                20
    Loans originated for sale in the secondary market                           (1,076)               -                -
    Amortization of deferred loan origination costs                                 83                85               86
    Provision for losses on loans                                                   22               150               29
    Depreciation and amortization                                                   91                68               67
    Amortization of goodwill                                                         7                 7                7
    Gain on sale of subsidiary                                                    (141)               -                -
    Increase  (decrease) in cash, net of acquisition of Citizens  National Bank, due to changes in:
      Accrued interest receivable on loans                                          29               (67)              (4)
      Accrued interest receivable on mortgage-backed securities                     (1)                7               14
      Accrued interest receivable on investments and interest-bearing deposits     100                (4)             (54)
      Prepaid expenses and other assets                                            262                (6)              19
      Accrued interest payable                                                     (41)                6                1
      Other liabilities                                                            413                26               17
      Income taxes
        Current                                                                     22                (5)             (51)
        Deferred                                                                   (48)              (57)               1
                                                                               -------           -------          -------
   Net cash provided by (used in) operating activities                            (194)              459              774

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                3,500             1,000               -
  Purchase of investment securities                                                 -                 -            (4,592)
  Proceeds from sale of investment securities designated
   as available for sale                                                         2,153               101               -
  Purchase of mortgage-backed securities                                          (729)               -                -
  Principal repayments on mortgage-backed securities                             2,110             1,417            2,576
  Loan principal repayments                                                     17,114            13,708           14,973
  Loan disbursements                                                           (17,572)          (15,600)         (19,419)
  Proceeds from sale of real estate acquired through foreclosure                    -                 -                17
  Purchase of real estate held for investment                                       -                 -               (10)
  Purchase of office equipment                                                      (9)              (46)             (40)
  (Increase) decrease in certificates of deposit in
   other financial institutions - net                                              200                50              (50)
  Purchase of single premium life insurance                                       (188)               -                -
  Increase in cash surrender value of life insurance                               (24)              (26)             (25)
  Proceeds from sale of subsidiary - net                                           282                -                -
  Acquisition of Citizens National Bank common stock - net                       2,018                -                -
                                                                               -------           -------          -------
   Net cash provided by (used in) investing activities                           8,855               604           (6,570)
                                                                               -------           -------          -------
   Net cash provided by (used in) operating and investing
     activities (subtotal carried forward)                                       8,661             1,063           (5,796)
                                                                               =======           =======          =======

                              River Valley Bancorp

                             Year ended December 31,
                                 (In thousands)


                                                                       1996        1995        1994
                                                                     --------    --------    --------
   Net cash provided by (used in) operating and investing
     activities (subtotal brought forward)                           $  8,661    $  1,063    $ (5,796)

Cash flows provided by (used in) financing activities:
  Decrease in deposit accounts                                         (6,222)       (224)     (2,624)
  Proceeds from Federal Home Loan Bank advances                            --       2,000       4,986
  Repayment of Federal Home Loan Bank advances                         (6,371)     (2,515)         --
  Advances by borrowers for taxes and insurance                             7          (1)         (3)
  Proceeds from issuance of common stock                               11,173          --          --
  Acquisition of common stock by ESOP                                    (952)         --          --
                                                                     --------    --------    --------
   Net cash provided by (used in) financing activities                 (2,365)       (740)      2,359
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents                    6,296         323      (3,437)

Cash and cash equivalents at beginning of year                          2,389       2,066       5,503
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                             $  8,685    $  2,389    $  2,066
                                                                     --------    --------    --------

Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Federal income taxes                                             $     84    $    191    $    377
                                                                     --------    --------    --------
    Interest on deposits and borrowings                              $  3,201    $  3,588    $  2,853
                                                                     --------    --------    --------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure   $     --    $     --    $     15
                                                                     --------    --------    --------
  Transfer of investment securities to an available for sale
    classification in accordance with SFAS No. 115                   $     --    $  5,000    $     --
                                                                     --------    --------    --------
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                             $    (63)   $     12    $     --
                                                                     --------    --------    --------
  Liabilities assumed and cash paid in acquisition of
    Citizens National Bank                                           $ 64,055    $     --    $     --

  Less:  Fair value of assets received                                 63,783          --          --
                                                                     --------    --------    --------
  Amount assigned to goodwill                                        $    272    $     --    $     --
                                                                     ========    ========    ========




The accompanying notes are an integral part of these statements.

                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           On March 5, 1996, the Board of Directors of Madison First Federal Savings and Loan Association (the "Association") adopted an overall plan of conversion and reorganization (the "Plan") whereby the Association would convert to the stock form of ownership, followed by the issuance of all of the Association's outstanding stock to a newly formed holding company, River Valley Bancorp (the "Corporation"). Pursuant to the Plan, the Corporation offered for sale up to 1,190,250 common shares to certain depositors of the Association and members of the community. The conversion was completed on December 20, 1996, and resulted in the issuance of 1,190,250 common shares of the Corporation which, after consideration of offering and acquisition expenses totaling approximately $730,000, and shares purchased by the ESOP totaling $952,000, resulted in net capital proceeds of $10.2 million. Condensed financial statements of the Corporation are presented in Note K.

           The Corporation is a financial institution holding company whose activities are primarily limited to holding the stock of the Association and Citizens National Bank of Madison (the "Bank"). The Association and the Bank conduct a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. The Association's and the Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Association and the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

           The consolidated financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

           The following is a summary of significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

           1.  Principles of Consolidation

           The consolidated financial statements include the accounts of the Corporation and its subsidiaries, the Bank and the Association and its subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           2.  Investment Securities and Mortgage-Backed and Related Securities

           The Corporation accounts for investment securities and mortgage-backed and related securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at market value with resulting unrealized gains or losses recorded to operations or stockholders' equity, respectively. In November 1995, the Financial Accounting Standards Board (the "FASB") issued a
           "Special Report on the Implementation of SFAS No. 115", which permitted the reclassification of securities between held-to-maturity and available-for-sale without calling into question management's prior intent with respect to such securities. The Association transferred approximately $5.0 million of investment securities previously identified as held-to-maturity to an available for sale classification. At December 31, 1996, the Corporation's stockholders' equity included unrealized losses on securities designated as available for sale, net of related tax effects, of $51,000. Realized gains and losses on the sale of investment and mortgage-backed securities are recognized using the specific identification method.

           3.  Loans Receivable

           Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination costs and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

           Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination costs are added to the principal balances of the related loans. At December 31, 1996, loans held for sale were carried at cost. There were no loans identified as held for sale at December 31, 1995.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           3.  Loans Receivable (continued)

           The Corporation retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. Loans sold and serviced for others totaled approximately $26.5 million at December 31, 1996. In June 1994, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires that the Corporation recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights.

           SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value.

           SFAS No. 122 was effective for fiscal years beginning after December 15, 1995, (January 1, 1996, as to the Corporation) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application was prohibited, and earlier adoption was encouraged. Management adopted SFAS No. 122 as of January 1, 1996, without material effect on the Corporation's consolidated financial condition or results of operations.

           4.  Loan Origination Fees and Costs

           The Corporation accounts for loan origination fees and costs in accordance with the provisions of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Corporation's experience with similar commitments, are deferred and amortized over the life of the related loan using the interest method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           5.  Allowance for Losses on Loans

           It is the Corporation's policy to provide valuation allowances for estimated losses on loans based on past loss experience, current trends in the level of delinquent and specific problem loans, loan concentrations to single borrowers, changes in the composition of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in its primary lending areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

           In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, which was amended by SFAS No. 118 as to certain income recognition and financial statement disclosure provisions, requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral if the loan is collateral dependent. The Association adopted the SFAS No. 114 effective January 1, 1995, without material effect on consolidated financial condition or results of operations.

           A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Corporation considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Corporation's investment in nonresidential, commercial, and multifamily residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

           It is generally the Corporation's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

           At December 31, 1996 and 1995, the Corporation had no loans that would be defined as impaired under SFAS No. 114.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           6.  Real Estate Acquired through Foreclosure

           Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the property's fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

           7.  Office Premises and Equipment

           Office  premises  and  equipment  are  carried  at cost  and  include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the useful lives of the assets, estimated to be thirty to forty-five years for buildings, three to ten years for furniture and equipment, and three years for automobiles. An accelerated depreciation method is used for tax reporting purposes.

           8.  Amortization of Goodwill

           Amortization of goodwill arising from the Corporation's acquisition of the Bank is provided using the straight-line method over an estimated life of ten years.

           Management   periodically  evaluates  the  carrying  value  of  these
           intangible assets in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

           In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Corporation adopted SFAS No. 121 effective January 1, 1996, as required, without material effect on consolidated financial condition or results of operations.

           9.  Income Taxes

           The Corporation accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 established financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities within the current and previous years. In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           9.  Income Taxes (continued)

           period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

           Deferral of income taxes results primarily from different methods of accounting for deferred loan origination costs, the allowance for valuation decline on mortgage-related securities, the general loan loss allowance, the percentage of earnings bad debt deduction and certain components of retirement expense. Additionally, a temporary difference is recognized for depreciation utilizing accelerated methods for federal income tax purposes.

           10.  Retirement and Incentive Plans

           Qualified employees of the Association are covered by noncontributory retirement plans. There were no unfunded past service liabilities at December 31, 1996 and 1995. First Service has no qualified employees.

           Employees of the Association are covered by the Pentegra Group, previously the Financial Institutions Retirement Fund (the "Fund"), which is a defined benefit pension plan to which contributions are made for the benefit of the employees. Contributions are determined to cover the normal cost of pension benefits, the one-year cost of the pre-retirement death and disability benefits and the amortization of any unfunded accrued liabilities.

           The Fund had previously advised the Association that the pension plan meets the criteria of a multi-employer pension plan as defined in SFAS No. 87, "Employers' Accounting for Pensions". In accordance with SFAS No. 87, net pension cost is recognized for any required contribution for the period. A liability is recognized for any contributions due and unpaid. During 1993, the Association acquired additional benefits for all qualified employees covered by the Fund which were paid for by reducing the overfunded amount. Because of the overfunded status, no contributions were made to the pension plan during the years ended December 31, 1996, 1995 and 1994. The provision for pension expense was computed by the Fund's actuaries utilizing the projected unit credit cost method and assuming a 7.5% return on Fund assets.

           In addition to providing employees with noncontributory retirement plans, the Association undertook a supplemental retirement plan in 1993, which provides retirement benefits to all directors. The Association's obligations under the plan have been funded via the purchase of key man life insurance policies, of which the Association is the beneficiary. Costs of the purchase of the single premium life insurance policies amounted to $668,000. Expense under the supplemental retirement plan totaled approximately $3,000, $3,000 and $2,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                              River Valley Bancorp

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           10.  Retirement and Incentive Plans (continued)

           In conjunction with its reorganization to stock form, the Corporation implemented an Employee Stock Ownership Plan ("ESOP"). The ESOP provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. The Corporation accounts for the ESOP in accordance with Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires the measure of compensation expense recorded by employers to equal the fair value of ESOP shares allocated to participants during the fiscal year. Expense recognized related to the ESOP totaled approximately $65,000 for the year ended December 31, 1996.

           11.  Earnings Per Share

           The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," is not applicable for the years ended December 31, 1996, 1995 and 1994, as the Corporation completed its conversion to stock form in December 1996.

           12.  Cash and Cash Equivalents

           For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

           13.  Reclassifications

           Certain prior year amounts have been reclassified to conform to the 1996 consolidated financial statement presentation.

           14.  Fair Value of Financial Instruments

           SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

           The present value methods utilized are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           14.  Fair Value of Financial Instruments (continued)

           The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at December 31, 1996 and 1995:

                Cash and cash equivalents and certificates of deposit in other financial institutions: The carrying amounts presented in the consolidated statement of financial condition for cash and cash equivalents and certificates of deposit in other financial institutions are deemed to approximate fair value.

                Investment and mortgage-backed and related securities: For investment and mortgage-backed and related securities, fair value is deemed to equal the quoted market price.

                Loans receivable: The loan portfolio has been segregated into categories with similar characteristics for underlying collateral, such as one-to-four family residential, multi-family residential and nonresidential real estate. These categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts, and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                Federal Home Loan Bank stock: The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

                Federal Reserve Bank stock: The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

                Deposits: The fair value of NOW and super NOW accounts, passbook accounts, money market demand accounts and advances by borrowers for taxes and insurance are deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                Federal Home Loan Bank advances: The fair value of these advances is estimated using the interest rates currently offered for advances of similar remaining maturities or, when available, quoted market prices.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           14.  Fair Value of Financial Instruments (continued)

                Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at December 31, 1996 and 1995, was not material.

                Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows at December 31:

                                                                                1996                               1995
                                                                      -----------------------             ----------------------
                                                                       Carrying        Fair                Carrying        Fair
                                                                         value         value                 value         value
                                                                        --------     --------               -------      -------
                                                                                             (In thousands)
Financial assets
  Cash and cash equivalents                                           $    8,685   $    8,685              $  2,389     $  2,389
  Certificates of deposit in other financial institutions                    100          100                   300          300
  Investment securities designated as available for sale                   3,448        3,448                 5,018        5,018
  Investment securities - at cost                                          5,500        5,434                 8,000        7,930
  Mortgage-backed securities designated as available
    for sale                                                               5,041        5,041                    -            -
  Mortgage-backed and related securities - at cost                         7,805        7,794                 9,917        9,941
  Loans receivable - net                                                 108,994      108,775                57,945       58,756
  Federal Home Loan Bank stock                                               943          943                   610          610
  Federal Reserve Bank stock                                                  80           80                    -            -
                                                                        --------     --------               -------      -------
                                                                        $140,596     $140,300               $84,179      $84,944
                                                                        --------     --------               -------      -------
Financial liabilities
  Deposits                                                              $125,656     $123,716               $75,233      $72,375
  Advances from the Federal Home Loan Bank                                 1,100        1,099                 4,471        4,483
  Advances by borrowers for taxes and insurance                               70           70                    63           63
                                                                        --------     --------               -------      -------
                                                                        $126,826     $124,885               $79,767      $76,921
                                                                        ========     ========               =======      =======

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

           Amortized cost and estimated fair values of investment securities at December 31 are summarized as follows:


                                                      1996                               1995
                                             ------------------------            ------------------------
                                                            Estimated                           Estimated
                                             Amortized        fair               Amortized        fair
                                               cost           value                cost           value
                                               ----           -----                ----           -----
                                                                    (In thousands)
Held to maturity:
  U.S. Government agency obligations             $5,500       $5,434              $  8,000     $  7,930

Available for sale:
  U.S. Government agency obligations              2,997        2,980                 5,000        5,018
  Municipal obligations                             474          468                    -            -
                                                  3,471        3,448                 5,000        5,018
                                                  -----        -----                 -----        -----

     Total investment securities                 $8,971       $8,882               $13,000      $12,948
                                                 ======       ======               =======      =======


           At December 31, 1996 and 1995, the cost carrying value of the Corporation's investment securities held to maturity exceeded fair value by $66,000 and $70,000, respectively, comprised solely of gross unrealized losses.

           The amortized cost and estimated fair value of U. S. Government agency obligations designated as held to maturity at December 31 by term to maturity are shown below. Maturity dates do not reflect effects of call provisions inherent in the bonds' contractual terms.

                                          1996                               1995
                                                Estimated                           Estimated
                                 Amortized        fair               Amortized        fair
                                   cost           value                cost           value
                                                        (In thousands)
Due in one year or less              $2,000       $1,998               $   500     $    497
Due in one to three years             2,500        2,474                 4,500        4,468
Due in three to five years            1,000          962                 3,000        2,965
                                      -----          ---                 -----        -----
                                     $5,500       $5,434                $8,000       $7,930
                                     ======       ======                ======       ======

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994

         NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

           The amortized cost and estimated fair value of U.S. Government agency obligations and municipal bonds designated as available for sale at December 31, 1996, by term to maturity are shown below.

                                                             Estimated
                                   Amortized                   fair
                                     cost                      value
                                            (In  thousands)
Due in one to three years            $2,000                    $1,999
Due in three to five years              997                       981
Due in five to ten years                474                       468
                                     ------                   -------
                                     $3,471                    $3,448
                                     ======                    ======

           The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities designated as held to maturity at December 31, 1996 and 1995 are shown below.



                                                                                               1996
                                                                   -------------------------------------------------------------
                                                                                      Gross             Gross          Estimated
                                                                   Amortized       unrealized        unrealized          fair
                                                                     cost             gains            losses            value
                                                                     ------           -----              -----            ------
                                                                                          (In thousands)
Federal Home Loan Mortgage Corporation
  participation certificates                                         $4,852          $    3              $ (32)           $4,823
Government National Mortgage Association
  participation certificates                                          1,805              24                 (8)            1,821
Federal National Mortgage Association
  participation certificates                                          1,116               2                 -              1,118
  Interest-only certificates                                             32              -                  -                 32
                                                                     ------           -----              -----            ------
                                                                     $7,805           $  29              $ (40)           $7,794
                                                                     ======           =====              =====            ======


                                                                                               1995
                                                                  --------------------------------------------------------------
                                                                                      Gross             Gross          Estimated
                                                                   Amortized       unrealized        unrealized          fair
                                                                     cost             gains            losses            value
                                                                     ------           -----              -----            ------
                                                                                          (In thousands)
Federal Home Loan Mortgage Corporation
  participation certificates                                         $6,330           $  44              $ (49)           $6,325
Government National Mortgage Association
  participation certificates                                          2,121              43                (10)            2,154
Federal National Mortgage Association
  participation certificates                                          1,426               9                (13)            1,422
  Interest-only certificates                                             40              -                  -                 40
                                                                     ------           -----              -----            ------
                                                                     $9,917           $  96              $ (72)           $9,941
                                                                     ======           =====              =====            ======

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994

         NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

           The amortized cost of mortgage-backed securities held to maturity at December 31, 1996, by contractual terms to maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                            Amortized cost
                                           (In  thousands)

Due within one year                              $1,518
Due after one to three years                      2,324
Due after three to five years                     1,450
Due after ten to twenty years                       411
Due after twenty years                            2,102
                                                  -----
                                                 $7,805
                                                 ======

           The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities designated as available for sale at December 31, 1996 are shown below.


                                                                    Gross             Gross          Estimated
                                                 Amortized       unrealized        unrealized          fair
                                                   cost             gains            losses            value
                                                                        (In thousands)
Federal Home Loan Mortgage Corporation
  participation certificates                      $   988           $  11             $   (1)          $   998
Government National Mortgage Association
  participation certificates                        1,368               4                 -              1,372
Federal National Mortgage Association
  participation certificates                        2,110               1                (42)            2,069
Collateralized mortgage obligations                   628              -                 (26)              602
                                                   ------           -----              -----            ------
                                                   $5,094           $  16              $ (69)           $5,041
                                                   ======           =====              =====            ======


           The amortized cost of mortgage-backed securities designated as available for sale at December 31, 1996, by contractual terms to maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.
                                                  Amortized cost
                                                 (In  thousands)

Due within one year                                   $    -
Due after one to three years                              174
Due after three to five years                             161
Due after five to ten years                               413
Due after ten to twenty years                           3,169
Due after twenty years                                  1,177
                                                       ------
                                                       $5,094
                                                       ======

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

           The market value of the Corporation's investment in Federal National Mortgage Association interest-only certificates is adversely affected by the level of actual prepayments on the loans collateralizing such securities, as well as the market's perception as to the future level of such prepayments. During 1994, these prepayment factors resulted in market value declines which management viewed as other than temporary. Accordingly, the Corporation charged operations in 1994 for $20,000, representing management's estimate as to the amount of such declines deemed to be other than temporary.


         NOTE C - LOANS RECEIVABLE

           The composition of the loan portfolio at December 31 is as follows:

                                                   1996              1995
                                                 --------           -------

                                                       (In  thousands)
Residential real estate
  One-to-four family residential                $  67,417           $44,417
  Multi-family residential                          3,416             1,613
  Construction                                      4,895             2,489
Nonresidential real estate and land                14,960             7,563
Consumer and other                                 19,781             3,406
Deferred loan origination costs                       226               234
                                                 --------           -------
                                                  110,695            59,722
Less:
  Undisbursed portion of loans in process           1,703             1,370
  Allowance for loan losses                         1,074               407
                                                 --------           -------
                                                 $107,918           $57,945
                                                 ========           =======

           As depicted above, the Corporation's lending efforts have historically focused on one-to-four family residential real estate loans, multi-family residential real estate loans and construction real estate loans, which comprise approximately $74.3 million, or 69%, of the total loan portfolio at December 31, 1996 and approximately $47.4 million, or 82%, of the total loan portfolio at December 31, 1995. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Corporation with adequate collateral coverage in the event of default. Nevertheless, the Corporation, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending areas of southeastern Indiana and northwestern Kentucky, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Corporation's primary lending areas are presently stable.

           In the ordinary course of business, the Corporation has granted loans to some of the officers, directors and their related business interests. Related party loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to related parties was approximately $541,000 and $571,000 at December 31, 1996 and 1995.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE D - ALLOWANCE FOR LOAN LOSSES

           The activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                            1996           1995       1994
                                                     (In thousands)

Balance at beginning of year              $   407          $252         $227
Provision for losses on loans                  22           150           29
Allowance for loan losses of Citizens
  National Bank                               648            -            -
Charge-offs of loans                           (3)           -            (4)
 Recoveries of loan losses                     -              5           -
                                           ------          ----         ----
Balance at end of year                     $1,074          $407         $252
                                           ======          ====         ====

           As of December 31, 1996, the Corporation's allowance for loan losses was comprised of a general loan loss allowance of approximately $1,071,000, which is includible as a component of regulatory risk-based capital, and a specific loan loss allowance of approximately $3,000.

           The Corporation had nonperforming loans totaling $819,000, $8,000 and $13,000 at December 31, 1996, 1995 and 1994, respectively.

           The Corporation had no loss of interest income related to such nonperforming loans during the years ended December 31, 1996, 1995 and 1994.

         NOTE E - OFFICE PREMISES AND EQUIPMENT

           Office premises and equipment at December 31 are comprised of the following:

                                                 1996                  1995
                                                ------                ------
                                                     (In  thousands)

Land and improvements                          $   718              $    377
Office buildings and improvements                2,107                 1,242
Leasehold improvements                             115                     6
Furniture, fixtures and equipment                1,742                   623
Automobiles                                         16                     4
                                                ------                ------
                                                 4,698                 2,252
Less accumulated depreciation                   (2,641)               (1,286)
                                                ------                ------
                                                $2,057               $   966
                                                ======               =======

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE F - DEPOSITS

           Deposits consist of the following major  classifications  at December
           31:

Deposit type and                                                             1996                           1995
weighted-average interest rate                                        Amount         %              Amount          %
                                                                    --------     -----            -------       -----
                                                                        (In thousands)

Non-interest bearing accounts                                     $    5,951       4.7           $     -          -
NOW accounts
  1996 - 2.54%                                                        16,683      13.3
  1995 - 2.24%                                                                                      7,941        10.6
Super NOW accounts
  1996 - 2.62%                                                         4,406       3.5
  1995 - 2.65%                                                                                      1,063         1.4
Money market demand accounts
  1996 - 2.94%                                                         9,623       7.7
  1995 - 3.00%                                                                                      7,141         9.5
Passbook accounts
  1996 - 3.36%                                                        21,718      17.3
  1995 - 3.04%                                                                                     17,911        23.8
Total demand, transaction and
  passbook deposits                                                   58,381      46.5             34,056        45.3

Certificates of deposit
  4.00 - 4.99%
    4.80% in 1996                                                     11,647       9.3
    4.21% in 1995                                                                                      98        .1
  5.00 - 5.99%
    5.41% in 1996                                                     41,560      33.1
    5.65% in 1995                                                                                  30,116        40.0
  6.00 - 6.99%
    6.28% in 1996                                                     11,144       8.9
    6.38% in 1995                                                                                  10,731        14.3
  7.00 - 7.99%
    7.49% in 1996                                                      2,923       2.3
    7.86% in 1995                                                                                     232        .3
  8.00 - 8.99%
    8.25% in 1996                                                          1      -                    -         -
                                                                    --------     -----            -------       -----
Total certificates of deposit                                         67,275      53.5             41,177        54.7
                                                                    --------     -----            -------       -----
Total deposit accounts                                              $125,656     100.0            $75,233       100.0
                                                                    ========     =====            =======       =====


The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled approximately $9.7 million and $4.8 million at December 31, 1996 and 1995, respectively.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994

         NOTE F - DEPOSITS (continued)

           Interest expense on deposits for the years ended December 31 is summarized as follows:

                                      1996             1995            1994
                                     ------           ------           ------
                                                 (In thousands)

Passbook                            $   539          $   524         $    634
NOW accounts                            206              176              170
Money market deposit accounts           234              243              259
Certificates of deposit               2,370            2,476            1,779
                                     ------           ------           ------
                                     $3,349           $3,419           $2,842
                                     ======           ======           ======

           Maturities of outstanding certificates of deposit are summarized as follows at December 31:

                                                  1996             1995
                                                 -------          -------
                                                     (In  thousands)

Less than one year                               $47,948          $29,578
One year to three years                           16,563           10,425
More than three years                              2,764            1,174
                                                 -------          -------
                                                 $67,275          $41,177
                                                 =======          =======


         NOTE G - ADVANCES FROM FEDERAL HOME LOAN BANK

           At December 31, 1996, Federal Home Loan Bank advances consisted of a $1.1 million, 7.35% advance maturing on January 29, 1997. The advance was collateralized by certain residential mortgage loans totaling $1.8 million and the Bank's investment in Federal Home Loan Bank stock.

         NOTE H - INCOME TAXES

           The provision for income taxes on earnings differs from that computed at the expected statutory corporate tax rate at December 31 as follows:


                                                              1996          1995         1994
                                                              ----          ----         ----
                                                                      (In thousands)
Federal income taxes computed at
  the 34% expected statutory rate                              $51          $152         $356
State taxes, net of federal benefits                             9            39           56
Increase (decrease) in taxes resulting from:
  Amortization of goodwill                                       2             2            2
  Other (primarily related to the acquisition and
    sale of subsidiaries in 1996)                               14            (5)          (2)
Income tax provision per consolidated
  financial statements                                         $76          $188         $412
                                                              ----         ----         ----
Effective tax rate                                            51.0%        42.2%        39.3%
                                                              ====         ====         ====

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE H - INCOME TAXES (continued)

           The composition of the Corporation's net deferred tax asset at December 31 is as follows:

           Taxes (payable) refundable on temporary                                 1996                 1995
                                                                                 -------               -------
           differences at statutory rate:                                               (In  thousands)
         Deferred tax liabilities:
           Deferred loan origination costs                                        $ (77)                $ (80)
           Difference between book and tax depreciation                             (71)                  (32)
           Percentage of earnings bad debt deduction                               (121)                 (116)
           Unrealized gain on securities designated
              as available for sale                                                 ---                    (6)
                                                                                   ----                 -----
                Total deferred tax liabilities                                     (269)                 (234)

         Deferred tax assets:
           Deferred compensation                                                     42                    28
           Allowance for valuation decline on
              mortgage-related securities                                            90                    90
           General loan loss allowance                                              282                   135
           Unrealized loss on securities designated as
              available for sale                                                     25                    -
           Purchase accounting adjustments related to asset
              valuation adjustments                                                 458                    -
           Other                                                                     -                      2
                                                                                   ----                 -----
                Total deferred tax assets                                           897                   255
                                                                                   ----                 -----
              Net deferred tax asset                                               $628                 $  21
                                                                                   ====                 =====


         The Association was allowed a special bad debt deduction based on a percentage of earnings generally limited to 8% of otherwise taxable income, or the amount of qualifying and nonqualifying loans outstanding and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. Retained earnings at December 31, 1996 includes approximately $2.4 million for which federal income taxes have not been provided. If the amounts that qualify as deductions for federal income tax purposes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The approximate amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $705,000 at December 31, 1996. See Note M for additional information regarding future percentage of earnings bad debt deductions.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE I - COMMITMENTS AND CONTINGENCIES

           The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Corporation's involvement in such financial instruments.

           The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

           At December 31, 1996, the Corporation had outstanding commitments of approximately $1.3 million to originate residential one-to-four family real estate loans, of which $728,000 were comprised of 7.08% to 8.25% fixed-rate loans and $526,000 were comprised of 7.75% to 9.50% variable rate loans. Additionally, the Corporation had unused lines of credit under home equity loans of approximately $5.3 million at December 31, 1996. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of December 31, 1996, and such commitments have been underwritten on the same basis as that of the existing loan portfolio. Management believes that all loan commitments are able to be funded through cash flow from operations and existing excess liquidity. Fees received in connection with these commitments have not been recognized in earnings.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation, upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as security.


         NOTE J - LEASES

           In connection with the acquisition of the Bank, the Corporation assumed leases of branch banking facilities and an automobile. For the lease of the banking facility in the Wal-Mart Supercenter in Madison, the Corporation is to make annual payments of approximately $23,000 in 1997 and 1998, and approximately $17,000 in 1999. The original lease expires in September 1999, but does contain two renewable five year options at a maximum lease payment of approximately $29,000 per year. The Bank also leases its downtown office with annual payments of $6,000 for 1997 under a year-to-year lease agreement. Finally, the Bank leases an automobile which expires December 31, 1997, with minimum lease payments of approximately $8,300.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE K - CONDENSED FINANCIAL STATEMENTS OF RIVER VALLEY BANCORP

           The following condensed financial statements summarize the financial position of River Valley Bancorp at December 31, 1996, and the results of its operations for the period ended December 31, 1996.

                              River Valley Bancorp
                        STATEMENT OF FINANCIAL CONDITION
                                December 31, 1996
                                 (In thousands)

   ASSETS

Cash and interest-bearing deposits                              $      655
Investment in subsidiaries                                          16,453
                                                                    ------

   Total assets                                                    $17,108
                                                                   =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                               $       94
Minority interest in consolidated subsidiary                           209
                                                                   -------
                                                                       303
Stockholders' equity
  Preferred stock                                                       -
  Common stock                                                          -
  Additional paid in capital                                        17,806
  Retained earnings                                                      2
  Shares acquired by employee stock ownership plan                    (952)
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                               (51)
   Total stockholders' equity                                       16,805

       Total liabilities and stockholders' equity                  $17,108
                                                                   =======


                              River Valley Bancorp
                              STATEMENT OF EARNINGS
                         Period ended December 31, 1996
                                 (In thousands)

Revenue
  Equity in earnings of subsidiaries                   $2
                                                      ---
   NET EARNINGS                                        $2
                                                      ===

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE L - REGULATORY CAPITAL REQUIREMENTS

           The Association is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). The Bank is subject to the regulatory capital requirements of the Federal Deposit Insurance Corporation ("FDIC"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on each of the banking subsidiaries' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The banking subsidiaries' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The OTS's minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. An OTS proposal, if adopted in present form, would increase the core capital requirement to a range of 4.0%
           - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to the Association's excess regulatory capital position as a result of this change in the regulatory capital requirement. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Association multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

           At December 31, 1996, management believes that the Association meets all capital adequacy requirements to which it is subject.

                                                                         Regulatory capital
                                             Tangible                    Core                   Risk-based
                                              capital      Percent      capital      Percent      capital           Percent
                                              -------      -------      -------      -------      -------           -------
                                                                            (In thousands)
     Capital under generally accepted
       accounting principles                  $11,712                  $11,712                      $11,712
     Nonallowable assets:
       Unrealized losses on securities
         designated as available for sale           1                        1                            1
     Additional capital items:
       General valuation allowances                -                        -                           423
                                              -------         ----    --------         ----        --------            ----
     Regulatory capital - computed             11,713         14.0      11,713         14.0          12,136            27.6
     Minimum capital requirement                1,252          1.5       2,503          3.0           3,515             8.0
                                              -------         ----    --------         ----        --------            ----
     Regulatory capital - excess              $10,461         12.5    $  9,210         11.0        $  8,621            19.6
                                              =======         ====    ========         ====        ========            ====

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE L - REGULATORY CAPITAL REQUIREMENTS (continued)

           At December 31, 1996, the Association met all regulatory requirements for classification as a "well-capitalized" institution. A "well-capitalized" institution must have risk-based capital of 10.0%, and core capital of 5.0%. The Association's capital exceeded the minimum required amounts for classification as a "well-capitalized" institution by $7.7 million and $7.5 million, respectively.

           The FDIC has adopted risk-based capital ratio guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighting categories, with higher levels of capital being required for categories perceived as representing greater risk.

           These guidelines divide the capital into two tiers. The first tier ("Tier 1") includes common equity, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Banks are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The FDIC may, however, set higher capital requirements when particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

           In addition, the FDIC established guidelines prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted total assets as specified in the guidelines). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994

         NOTE L - REGULATORY CAPITAL REQUIREMENTS (continued)

           At December 31, 1996, management believes that the Bank meets all capital adequacy requirements to which it is subject.


                                                                              Regulatory capital
                                                                             Tier 1                     Total
                                                  Tier 1                   capital to                capital to
                                                 leverage      Percent     risk-based     Percent    risk-based     Percent
                                                 --------      -------     ----------     -------    ----------     -------
                                                                                    (In thousands)
     Capital under generally accepted
       accounting principles                       $4,741                   $4,741                       $4,741
     Nonallowable assets
       Goodwill                                      (272)                    (272)                        (272)
       Mortgage servicing rights                       (7)                      (7)                          (7)
     Additional capital items
       Unrealized losses on securities
         designated as available for sale              50                       50                           50
       General valuation allowances                    -                        -                           648
     Regulatory capital computed                    4,512         7.2        4,512           9.9          5,160         11.4
                                                   ------         ---       ------           ---         ------          ---
     Maximum range of capital requirement           3,122         4.0        1,818           4.0          3,635          8.0
                                                   ------         ---       ------           ---         ------          ---
     Regulatory capital - excess                   $1,390         3.2       $2,694           5.9         $1,525          3.4
                                                   ======         ===       ======           ===         ======          ===


           At December 31, 1996, the Bank met all regulatory requirements for classification as a "well-capitalized" institution. The Bank's capital exceeded the minimum required amounts for classification as a "well-capitalized" institution by $616,000 and $2.2 million, respectively.

           The Association and the Bank are both subject to limitations on the payment of dividends by the banking regulatory authorities.

           Under OTS regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirement is generally permitted without OTS approval (but subsequent to 30 days prior notice to the OTS of the planned dividend) to make capital distributions during a calendar year in the amount of (i) up to 100% of its net earnings to date during the year plus an amount equal to one-half of the amount by which its total capital to assets ratio exceeded its fully phased-in capital to assets ratio at the beginning of the year (ii) or 75% of its net earnings for the most recent four quarters. Pursuant to such OTS dividend regulations, the Association had the ability to pay dividends of approximately $4.3 million to the Corporation at December 31, 1996.

           The Corporation has no intention to seek dividend payments from the Bank in the foreseeable future.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE M - LEGISLATIVE DEVELOPMENTS

           The deposit accounts of the Association and of other savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. In 1996, no BIF assessments were required for healthy commercial banks except for a $2,000 minimum fee.

           Legislation was enacted to recapitalize the SAIF that provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Association had $76.6 million in deposits at March 31, 1995, resulting in an assessment of approximately $503,000, or $289,000 after tax, which was charged to operations in 1996.

           A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1999. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, the Association would be regulated as a bank under federal laws which would subject it to the more restrictive activity limits imposed on national banks. Under separate legislation related to the recapitalization plan, the Association is required to recapture as taxable income approximately $360,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute the reserve in the future. The Association has provided deferred taxes for this amount and will be permitted to amortize the recapture of the bad debt reserve over six years.


         NOTE N - CONVERSION TO STOCK FORM AND BUSINESS COMBINATION

           On March 5, 1996, the Association's Board of Directors adopted an overall plan of conversion and reorganization (the "Plan") whereby the Association would convert to the stock form of ownership, followed by the issuance of all of the Association's outstanding stock to a newly formed holding company, River Valley Bancorp.
           Pursuant to the Plan, the Association offered for sale up to 1,190,250 common shares to its depositors and members of the community. The offering was completed in December 1996, resulting in net proceeds of $10.2 million.

           At the date of the conversion, the Association established a liquidation account in an amount equal to retained earnings reflected in the statement of financial condition used in the conversion offering circular. The liquidation account will be maintained for the benefit of eligible deposit account holders who maintained deposit accounts in the Association after conversion.

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE N - CONVERSION TO STOCK FORM AND BUSINESS COMBINATION (continued)

           In the event of a complete liquidation (and only in such event), each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted balance of deposit accounts held, before any liquidation distribution may be made with respect to the common shares. Except for the repurchase of stock and payment of dividends by the Association, the existence of the liquidation account will not restrict the use or further application of such retained earnings.

           The Association may not declare or pay a cash dividend on, or repurchase any of its common shares if the effect thereof would cause the Association's stockholders' equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements for insured institutions.

           In December 1995, the Association had entered into a purchase agreement (the "Agreement") with the majority shareholder of the Bank. The Agreement, as subsequently amended, stated that the Corporation would purchase approximately 120,000 shares, representing 95.6% of the Bank's outstanding common stock, for total cash consideration of approximately $3.0 million. The acquisition was consummated on December 20, 1996, and was accounted for using the purchase method of accounting.

           Presented below are pro-forma condensed consolidated statements of earnings which have been prepared as if the acquisition had been consummated as of the beginning of each of the years ended December 31, 1996 and 1995.

                                                         1996            1995
                                                        ---------       -------
                                                            (In  thousands)
                                                               (Unaudited)

           Total interest income                          $10,211        $9,489
           Total interest expense                           5,640         5,414
                                                        ---------       -------
              Net interest income                           4,571         4,075

           Provision for losses on loans                      252           254
           Other income                                     1,164           925
           General, administrative and other expense        5,049         3,451
                                                        ---------       -------
              Earnings before income taxes                    434         1,295

           Federal income taxes                               150           443
                                                        ---------       -------
              Net earnings                              $     284       $   852
                                                        =========       =======

                              River Valley Bancorp

                        December 31, 1996, 1995 and 1994


         NOTE N - CONVERSION TO STOCK FORM AND BUSINESS COMBINATION (continued)

           The Association owns 100% of the outstanding capital stock of First Service which owned 100% of the outstanding capital stock of McCauley Insurance Agency ("McCauley").

           As mandated by the regulatory authorities during the approval process of the Plan, First Service had to divest its interest in McCauley. The sale of McCauley was consummated on December 17, 1996, resulting in a gain on sale totaling $141,000.


         NOTE O - SUBSEQUENT EVENT

           As a result of the Corporation's acquisition of the Bank, regulatory authorities required the sale of one of the Association's retail branches. A definitive agreement was reached as of November 14, 1996, which provided for the purchaser to acquire the branch facility for a price approximating book value, while assuming the branch deposits for a premium on core deposits. The transaction was consummated on February 28, 1997, and resulted in an after-tax gain of $125,000.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report. Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act") requires that the Holding Company's officers and directors and persons who own more than 10% of the Holding Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Holding Company believes that during the fiscal year ended December 31, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to
Section 16(a) of the 1934 Act were complied with.

         Presented below is certain information concerning the directors of the Holding Company:

                        Director of the     Director of                     Position               Position
                            Holding           Madison                       with the                 with              Position
                            Company            First         Expiration      Holding                Madison              with
Director                     Since             Since           of Term       Company                 First             Citizens
--------                     -----             -----           -------       -------                 -----             --------

Robert W. Anger              1996              1981             1997      Director               Director and
                                                                                                 Vice President--
                                                                                                 Lending
Jonnie L. Davis              1997              1997             1998      Director
Director
Cecil L. Dorten              1996              1990             1998      Vice Chairman
James E. Fritz               1996              1995             1997      Director, President    Director,
President                  Director
                                                                          and Chief Executive    and Chief
Executive
                                                                          Officer                Officer
Michael J. Hensley           1996              1995             1999      Director
Earl W. Johann               1996              1987             1998      Director
Fred W. Koehler              1996              1988             1999      Chairman
Director

Presented below is certain  information  concerning the directors of the Holding
Company:

         Robert W. Anger (age 58) has served as First Federal's Vice President -- Lending since August, 1995. Prior to that, Mr. Anger served as First Federal's President and Chief Executive Officer. Mr. Anger also serves as a director of First Service.

         Jonnie L. Davis (age 61). From July, 1995 to August 1996, she served as an administrative assistant with Fewel, Pettitt and Bender, a surveying firm in Madison, Indiana. From July 1994 to July 1995, Ms. Davis served as an accounting clerk for Stockdale Motors, an automobile retailer in Madison, Indiana. From April 1984 to December 1994, Ms. Davis served as a bookkeeping clerk for D&B Enterprises, a partnership involved in owning and operating apartment complexes and other nonresidential real estate ventures. From September 1991 to June 1993, Ms. Davis served as a Vice President and Assistant to the President and performed all accounting and financial functions for the Gust. K. Newberg Company, a general construction contractor in Madison, Indiana.

         Cecil L. Dorten (age 52) has served as the President of Ohio Valley Contractors, Inc., a highway and utility contracting firm, since 1983, and is a Major General in the Indiana National Guard. Mr. Dorten also serves as a director of First Service.

         James E. Fritz (age 34) has served as First Federal's President and Chief Executive Officer since August, 1995. Prior to that Mr. Fritz served as the Chief Financial Officer of First Federal Savings Bank of Kokomo until January, 1995, and as a consultant to National City Corporation from January, 1995 to August, 1995.

         Michael J.  Hensley (age 41) has  practiced  law since  January,  1989.
Prior to that, Mr. Hensley served as a Compliance Officer, Assistant Trust Officer and the General Counsel to The Madison Bank & Trust Company from 1980 to January, 1989. Mr. Hensley also serves as a director of First Service.

         Earl W. Johann (age 64) has served as the President and Chairman of the Board of Madison Distributing Co. since 1979. Mr. Johann also serves as a director of First Service.

         Fred W. Koehler (age 56) is the former owner of Koehler Tire Co., a tire and automotive parts store in Madison, Indiana, and is the Auditor for Jefferson County. Mr. Koehler also serves as a director of First Service.

Item 11.      Executive Compensation.

         No cash compensation is paid directly by the Holding Company to any of its executive officers. Each of such officers is compensated by First Federal or Citizens, as the case may be.

         The following tables set forth information as to annual, long term and other compensation for services in all capacities to the President and Chief Executive Officer of the Holding Company for the two fiscal years ended December 31, 1995 and 1996, and to the President and Chief Executive Officer of Citizens. There were no executive officers of the Holding Company, as of December 31, 1996, who earned over $100,000 in salary and bonuses during that fiscal year.

                                                                       Summary Compensation Table
                                                              Annual Compensation
                                                ------------------------------------------------
     Name and Principal          Fiscal                                           Other Annual            All Other
          Position                Year            Salary             Bonus       Compensation(3)        Compensation
          --------                ----            ------             -----       ---------------        ------------

James E. Fritz, President and    1996(1)         $ 72,200           (2)3)            $3,900                  --
   Chief Executive Officer       1995(1)         $ 28,388             (2)            $2,539                  --

Robert D. Hoban, President and   1996(1)         $100,000            ____              --                $6,000 (4)
   Chief Executive Officer       1995(1)         $100,000            ____              --                $6,000 (4)

(1) Mr. Fritz joined First Federal as President and Chief Executive Officer in August, 1995.

(2)      Includes directors fees.

(3) Each of Mr. Fritz and Mr. Hoban received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(4)      Constitutes matching contributions made by Citizens to the 401(k) Plan.

Employment Contracts

         Effective January 1, 1996, First Federal entered into an employment agreement with James E. Fritz, First Federal's President and Chief Executive Officer, and Citizens entered into an employment agreement with Robert D. Hoban, Citizens' President and Chief Executive Officer. The agreements are for a three-year term and extend annually for an additional one-year term to maintain their three-year term if the employer's Board of Directors determines to so extend it. Under the agreements, the employees receive an initial annual salary equal to their current salary subject to increases approved by the Board of Directors. The agreements also provide, among other things, for the employees' participation in other bonus and fringe benefit plans available to other employees. The employees may terminate their employment upon ninety (90) days' prior written notice to their employer. The employers may discharge the employees for just cause (as defined in the agreement) at any time or in certain events specified by applicable law or regulations. If the employers terminate the employees' employment for other than just cause or the employees are constructively discharged and such termination does not occur within twelve months after a change in control of the employers or the Holding Company, the agreement provides for the employees' receipt of a lump-sum or periodic payment of an amount equal to the sum of (A) their base salary through the end of the then-current term, plus (B) their base salary for an additional twelve-month period, plus (C) in the employees' sole discretion and in lieu of continued participation in their employers' fringe benefit plans, cash in an amount equal to the cost of obtaining all health, life, disability and other benefits in which the employees would otherwise be eligible to participate. In the event the employers terminate the employees' employment for other than just cause or the employee is constructively discharged within twelve months following a change in control of the employer or the Holding Company, the agreement provides for the employee's receipt of a lump-sum payment of an amount equal to the difference between (A) the product of 2.99 times his "base amount" (as defined in Section 280G(b)(3) of the Code) and (B) the sum of any other parachute payments, as determined under Section 280G(b)(2) of the Code. If the payments provided for under the agreement, together with any other payments made to the employees by the employer, are determined to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause the employer to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation that would be paid to the employees under the agreements if such agreements were terminated after a change in control of the employers would be $194,000 for Mr. Fritz and $300,000 for Mr. Hoban.

Special Termination Agreements

         Effective as of the date of the Conversion, First Federal and Citizens entered into Termination Agreements with certain of their employees (the "Covered Employees"). The Termination Agreements have terms of one year, subject to annual extension by the Board of Directors of First Federal or Citizens, and provide that upon the termination of a Covered Employee's employment by the employer for other than cause or by the Covered Employee for constructive termination, within 18 months after the Conversion or within 12 months following a "change in control" (as defined in the Termination Agreements) which occurs during the term of the applicable Termination Agreement, such Covered Employee shall be entitled to a lump sum payment of 100% of his or her base amount of compensation, as determined pursuant to Section 280G(b)(3) of the Code (the "Termination Benefit"). Covered Employees may elect to receive the Termination Benefit in semi-monthly payments over a twelve month period. The Termination Agreements also provide for continued life, health and disability coverage for Covered Employees until the expiration of twelve months following the termination of employment or until the Covered Employee obtains coverage from another employer, whichever occurs first. If a Covered Employee obtains coverage from another employer, and does not have substantially identical life, health and disability coverage, First Federal or Citizens shall maintain substantially identical coverage on behalf of the Covered Employee for a period of twelve months.

Compensation of Directors

         As of January, 1997, Directors of the Holding Company are paid directors' fees of $250 for each meeting attended.

         All directors of First Federal are entitled to receive monthly director fees in the amount of $600 for their services. Jerry Allen also receives $600 per month as a Director Emeritus of First Federal. Outside directors of First Federal also receive fees in the amount of $150 for each special meeting of the Board. Total fees paid to directors of First Federal and Mr. Allen for the year ended December 31, 1995 were approximately $56,000.

         First Federal's directors and directors emeritus may, pursuant to deferred compensation agreements, defer payment of some or all of such monthly directors' fees or salary for a maximum period of five years. Upon reaching the retirement age specified in their respective joinder agreements, directors who participate in the deferred compensation plan receive fixed monthly payments for a specific period ranging from 60 to 180 months, depending on the specific director's election in his joinder agreement, but may also elect to receive their benefits in a lump sum in the event of financial hardship. The agreements also provide for death and disability benefits.

         First Federal has purchased paid-up life insurance on the lives of directors and directors emeritus participating in the deferred compensation plan to fund benefits payable thereunder. The insurance is provided by Pacific Mutual and Transamerica. At December 31, 1996, the cash surrender value of the policies was carried on the books of First Federal at an amount equal to $747,000. First Federal expensed $10,000 in connection with these agreements for the year ended December 31, 1996.

         All outside directors of Citizens are entitled to receive monthly director fees in the amount of $125 for their services. Total fees paid to directors of Citizens for the year ended December 31, 1996 were approximately $6,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 20, 1997, by each person who is known by the Holding Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

          Number of Shares
          Name and Address             of Common Stock               Percent
       of Beneficial Owner(1)        Beneficially Owned             of Class(3)
       ----------------------        ------------------             -----------
Jeffrey L.  Gendell
Tontine Partners, L.P.
31 West 52nd Street, 17th Floor
New York, NY 10017                          118,000(1)(2)             9.9%

First Bankers Trust Company
1201 Broadway
Quincy, IL 62301                             95,220(3)                8.0%

(1) The information in this chart is based on Schedule 13D and 13G Report(s) filed by the above-listed person(s) with the Securities and Exchange Commission (the "SEC") containing information concerning shares held by them. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings.

(2) These shares are held by Tontine Partners, L.P., a Delaware limited partnership. Tontine Management, L.L.C. is its general partner and Mr. Gendell is the managing member of the general partner. These persons share voting and investment power with respect to the shares.

(3) These shares are held by the Trustee of the River Valley Bancorp Employee Stock Ownership Plan and Trust. The Employees participating in that Plan are entitled to instruct the Trustee how to vote shares held in their accounts under the Plan. Unallocated shares held in a suspense account under the Plan are required under the Plan terms to be voted by the Trustee in the same proportion as allocated shares are voted.

         The following table sets forth certain information regarding the nominees for the position of director of the Holding Company, including the number and percent of shares of Common Stock beneficially owned by such persons as of March 20, 1997. Unless otherwise indicated, each nominee has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. The table also sets forth the number of shares of Holding Company Common Stock beneficially owned by all directors and executive officers of the Holding Company as a group.

                                                                                  Common Stock
                              Expiration of        Director of the                Beneficially
                                 Term as               Holding                     Owned as of                Percentage
       Name                     Director            Company Since                March 20, 1997               of Class(1)
       ----                     --------            -------------                --------------               -----------
Robert W.  Anger                  1997                  1996                          2,800  (2)                 .23%
Jonnie L.  Davis                  1998                  1997                            500  (3)                 .04%
Cecil L.  Dorten                  1998                  1996                         20,000  (3)                1.70%
James E.  Fritz                   1997                  1996                          7,800                      .65%
Michael J.  Hensley               1999                  1996                          5,000  (3)                 .42%
Earl W.  Johann                   1998                  1996                          8,828                      .74%
Fred W.  Koehler                  1999                  1996                         20,000                     1.70%
All directors and
executive officers
as a group (17 persons)                                                              96,527                     8.11%


(1) Based upon information furnished by the respective director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate familites of the directors residing in their homes.

(2)      Of these shares, 1,000 are held jointly by Mr. Anger and his spouse.
(3)      These shares are held jointly by the director and his or her spouse.

Item 13.  Certain Relationships and Related Transactions.

         The Institutions have followed a policy of offering to their directors, officers, and employees real estate mortgage loans secured by their principal residence and other loans. These loans are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features.

         Lonnie D. Collins, Secretary of the Holding Company and First Federal, serves as counsel to and provides routine legal work for First Federal. In connection with his services in such capacity, Mr. Collins is paid an annual retainer of $3,000. Mr. Collins received no other fees for his legal work for First Federal for the year ended December 31, 1996. Mr. Collins also receives $600 per month for his service as Secretary to First Federal's Board of Directors. First Federal intend to continue using Mr. Collins' services for routine legal work during 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

         Financial Statements

         Consolidated Statements of Financial Condition at December 31, 1996, and 1995

         Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits are executive compensation plans and arrangements which are identified as Exhibits 10(5) through 10(21).

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                   RIVER VALLEY BANCORP



Date:  March 31, 1997                             By: /s/ James E. Fritz
                                                   James E. Fritz, President and
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1997.

     Signatures                          Title                          Date

(1)  Principal Executive Officer:



     /s/ James E. Fritz                                      )
     James E. Fritz                  President and           )
                                     Chief Executive Officer )
                                                             )
                                                             )
(2)  Principal Financial and                                 )
     Accounting Officer:                                     )
                                                             )
                                                             )
     /s/ John Wayne Deveary          Treasurer               )
     John Wayne Deveary                                      )
                                                             )
                                                             )   March 31, 1997
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
                                                             )
     /s/ Robert W. Anger             Director                )
     Robert W. Anger                                         )
                                                             )
                                                             )
     /s/ Jonnie L. Davis             Director                )
     Jonnie L. Davis                                         )
                                                             )
                                                             )
     /s/ Cecil L. Dorten             Director                )
     Cecil L. Dorten                                         )
                                                             )
                                                             )

     /s/ James E. Fritz                                      )
     James E. Fritz                  Director                )
                                                             )
                                                             )
     /s/ Michael J. Hensley          Director                )
     Michael J. Hensley                                      )
                                                             )
                                                             )
     /s/ Earl W. Johann              Director                )   March 31, 1997
     Earl W. Johann                                          )
                                                             )
                                                             )
     /s/ Fred W. Koehler             Director                )
     Fred W. Koehler                                         )
                                                             )

                                  EXHIBIT INDEX

Exhibit No.                   Description                                Page

3(1)     Registrant's  Articles of Incorporation are incorporated
         by  reference  to  Exhibit  3(1)  to  the   Registration
         Statement on Form S-1  (Registration No. 333-05121) (the
         "Registration Statement")

(2)      Registrant's   Code  of  By-Laws  are   incorporated  by
         reference to Exhibit 3(2) to the Registration Statement.

10(5)    Employment   Agreement  between  Madison  First  Federal
         Savings and Loan Association and James E. Fritz is incorporated by reference to Exhibit 10(5) to the Registration Statement

(6) Employment Agreement between Citizens National Bank of Madison and Robert D. Hoban is incorporated by reference to Exhibit 10(6) to the Registration Statement (8) Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10(8) to the Registration Statement

(9)      Director  Deferred  Compensation  Joinder  Agreement  --
         Jerry D. Allen is  incorporated  by reference to Exhibit
         10(9) to the Registration Statement

(10)     Director  Deferred  Compensation  Joinder  Agreement  --
         Robert W. Anger is  incorporated by reference to Exhibit
         10(10) to the Registration Statement

(11)     Director  Deferred  Compensation  Joinder  Agreement  --
         Cecil L. Dorten is  incorporated by reference to Exhibit
         10(11) to the Registration Statement

(12)     Director Deferred Compensation Joinder Agreement -- Earl
         W. Johann is incorporated by reference to Exhibit 10(12) to the Registration Statement

(13)     Director  Deferred  Compensation  Joinder  Agreement  --
         Frederick  W.  Koehler is  incorporated  by reference to
         Exhibit 10(13) to the Registration Statement

(14)     Director  Deferred  Compensation  Joinder  Agreement  --
         James E. Fritz is  incorporated  by reference to Exhibit
         10(14) to the Registration Statement

(15)     Director  Deferred  Compensation  Joinder  Agreement  --
         Michael  Hensley is incorporated by reference to Exhibit
         10(15) to the Registration Statement

(16)     Special  Termination  Agreement  between  Madison  First
         Federal  Savings  and  Loan  Association  and  Traci  A.
         Bridgford is incorporated by reference to Exhibit 10(16) to the Registration Statement

(17)     Special  Termination  Agreement  between  Madison  First
         Federal  Savings  and Loan  Association  and John  Wayne
         Deveary is incorporated by reference to Exhibit 10(17) to the Registration Statement

(18)     Special  Termination  Agreement  between  Madison  First
         Federal Savings and Loan Association and Robert W. Anger is incorporated by reference to Exhibit 10(18) to the Registration Statement

(19)     Special Termination  Agreement between Citizens National
         Bank of Madison and Carolyn  Flowers is  incorporated by
         reference   to  Exhibit   10(19)  to  the   Registration
         Statement

(20)     Special Termination  Agreement between Citizens National
         Bank of  Madison  and  Larry  Fouse is  incorporated  by
         reference   to  Exhibit   10(20)  to  the   Registration
         Statement

(21)     Special Termination  Agreement between Citizens National
         Bank of  Madison  and  Mark  Goley  is  incorporated  by
         reference   to  Exhibit   10(21)  to  the   Registration
         Statement

(22) Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

21       Subsidiaries of the Registrant

27       Financial Data Schedule