Form 10QSB
period 1997-03-31
RIVER VALLEY BANCORP
filed 1997-05-15
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _______________

Commission File Number 2-47541

                              RIVER VALLEY BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Indiana                                               35-1984567
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification Number)

303 Clifty Drive
Madison, Indiana                                            47250
----------------                                           --------
(Address of principal                                     (Zip Code)
executive office)

Registrant's telephone number, including area code: (812) 265-3421

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                           No

As of May 9, 1997, the latest practicable date 1,190,250 shares of the registrant's common stock, without par value, were issued and outstanding.





                               Page 1 of 16 pages

River Valley Bancorp


                                      INDEX

                                                                      Page

PART I - FINANCIAL INFORMATION

Consolidated Statements of Financial Condition                          3

Consolidated Statements of Earnings                                     4

Consolidated Statements of Cash Flows                                   5

Notes to Consolidated Financial Statements                              7

Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                        11


PART II - OTHER INFORMATION                                            15

SIGNATURES                                                             16

                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                       March 31,              December 31,
         ASSETS                                                                          1997                     1996

Cash and due from banks                                                               $   2,999                $   4,209
Federal funds sold                                                                          300                       --
Interest bearing deposits in other financial institutions                                 3,235                    4,476
                                                                                      ---------                ---------
         Cash and cash equivalents                                                        6,534                    8,685

Certificates of deposit in other financial institutions                                     299                      100
Investment securities designated as available for sale - at market                        1,440                    3,448
Inv estment securities - at amortized cost, approximate market value of
  $3,423 and $5,434 as of March 31, 1997 and December 31, 1996                            3,500                    5,500
Mortgage-backed securities designated as available for sale - at market                   5,017                    5,041
Mo rtgage-backed and related securities - at cost, approximate market
  value of $7,150 and $7,794 as of March 31, 1997 and December 31, 1996                   7,192                    7,805
Lo ans receivable - net                                                                 107,696                  107,918
L oans held for sale - at lower of cost or market                                           944                    1,076
Off ice premises and equipment - at depreciated cost                                      1,813                    2,057
Real estate acquired through foreclosure                                                     82                       --
Fede ral Home Loan Bank stock - at cost                                                     943                      943
Federal Reserve Bank stock - at cost                                                         80                       80
Accrued interest receivable on loans                                                        770                      819
Accr ued interest receivable on mortgage-backed securities                                   86                       78
Accru ed interest receivable on investments and interest-bearing deposits                    58                      171
Good will, net of accumulated amortization                                                  266                      272
Cash  surrender value of life insurance                                                     758                      747
Prep aid expenses and other assets                                                          195                      169
Prep aid federal income taxes                                                                --                        4
Deferred tax asset                                                                          652                      628
                                                                                      ---------                ---------
         Total assets                                                                 $ 138,325                $ 145,541
                                                                                      =========                =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 118,661                $ 125,656
Advances from the Federal Home Loan Bank                                                    500                    1,100
Ad vances by borrowers for taxes and insurance                                               84                       70
Accru ed interest payable                                                                   240                      279
Othe r liabilities                                                                        1,436                    1,422
Accrued federal income taxes                                                                 91                       --
Minority interest in consolidated subsidiary                                                214                      209
                                                                                      ---------                ---------
         Total liabilities                                                              121,226                  128,736

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                             --                       --
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued and outstanding                                                  --                       --
  Additional paid in capital                                                             11,173                   11,173
  Retained earnings - substantially restricted                                            6,976                    6,635
  Shares acquired by Employee Stock Ownership Plan (ESOP)                                  (952)                    (952)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                              (98)                     (51)
                                                                                      ---------                ---------
         Total stockholders' equity                                                      17,099                   16,805
                                                                                      ---------                ---------

         Total liabilities and stockholders' equity                                   $ 138,325                $ 145,541
                                                                                      =========                =========

                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                       (In thousands, except share data)


                                                             1997       1996
Interest income
  Loans                                                    $ 2,201    $ 1,117
  Mortgage-backed and related securities                       206        149
  Investment securities                                         87        150
  Interest-bearing deposits and other                          117         43
                                                           -------    -------
       Total interest income                                 2,611      1,459

Int erest expense
  Deposits                                                   1,250        854
  Borrowings                                                     4         36
                                                           -------    -------
         Total interest expense                              1,254        890
                                                           -------    -------

               Net interest income                           1,357        569

Provision for losses on loans                                   96          6
                                                           -------    -------
               Net interest income after
                  provision for losses on loans              1,261        563

Other income
  Insurance commissions                                         12         60
  Gain on sale of investment securities                          2         --
  Loss on sale of loans                                         (4)        --
  Gain on sale of office premises and equipment                203         --
  Service fees, charges and other operating                    198         48
                                                           -------    -------
         Total other income                                    411        108

General, administrative and other expense
  Employee compensation and benefits                           561        294
  Occupancy and equipment                                      128         44
  Federal deposit insurance premiums                            10         45
  Amortization of goodwill                                       6          1
  Data processing                                               70         70
  Other operating                                              313         99
                                                           -------    -------
         Total general, administrative and other expense     1,088        553
                                                           -------    -------

  Earnings before income taxes                                 584        118

Income taxes
  Current                                                      250         82
  Deferred                                                      (7)       (28)
                                                           -------    -------
         Total income taxes                                    243         54
                                                           -------    -------

         NET EARNINGS                                      $   341    $    64
                                                           =======    =======

         EARNINGS PER SHARE                                $   .31        N/A

                              River Valley Bancorp

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                           1997       1996

Cash flows from operating activities:
  Net earnings for the period                                                            $   341    $    64
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net                                         1          3
    Gain on sale of investment securities designated as available for sale                    (2)        --
    Loans orginated for sale in the secondary market                                        (944)        --
    Proceeds from sale of loans in the secondary market                                    1,072         --
    Loss on sale of loans                                                                      4         --
    Amortization of deferred loan origination costs                                           20          7
    Provision for losses on loans                                                             96          6
    Depreciation and amortization                                                             49         13
    Amortization of goodwill                                                                   6          1
    Proceeds from sale of office premises and equipment                                      407         --
    Gain on sale of office premises and equipment                                           (203)        --
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                    49         20
      Accrued interest receivable on mortgage-backed securities                               (8)         5
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                     113        146
      Prepaid expenses and other assets                                                      (26)        14
      Accrued interest payable                                                               (39)         5
      Other liabilities                                                                       14         47
      Income taxes
        Current                                                                               95         72
        Deferred                                                                              (7)       (28)
                                                                                         -------    -------
         Net cash provided by operating activities                                         1,038        375

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                          2,000      3,000
  Proceeds from sale of investment securities designated as available for sale             2,002         --
  Purchase of mortgage-backed securities                                                     (67)        --
  Principal repayments on mortgage-backed securities                                         650        768
  Loan principal repayments                                                                7,251      3,036
  Loan disbursements                                                                      (7,225)    (2,497)
  Purchase of office equipment                                                                (9)        --
  (Increase) decrease in certificates of deposit in other financial institutions - net      (199)       100
  Purchase of single premium life insurance                                                   --       (188)
  Increase in cash surrender value of life insurance                                         (11)        (6)
                                                                                         -------    -------
         Net cash provided by investing activities                                         4,392      4,213
                                                                                         -------    -------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                           5,430      4,588
                                                                                         -------    -------

                              River Valley Bancorp

                      For the three months ended March 31,
                                 (In thousands)

                                                                                    1997       1996
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                   $ 5,430    $ 4,588

Cash flows provided by (used in) financing activities:
  Increase (decrease) in deposit accounts                                           (6,995)     4,021
  Repayment of Federal Home Loan Bank advances                                        (600)    (2,471)
  Advances by borrowers for taxes and insurance                                         14         30
                                                                                   -------    -------
         Net cash provided by (used in) financing activities                        (7,581)     1,580
                                                                                   -------    -------

Net increase (decrease) in cash and cash equivalents                                (2,151)     6,168

Cash and cash equivalents at beginning of period                                     8,685      2,389
                                                                                   -------    -------

Cash and cash equivalents at end of period                                         $ 6,534    $ 8,557
                                                                                   =======    =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                           $   108         $-
                                                                                   =======    =======

    Interest on deposits and borrowings                                            $ 1,293    $   885
                                                                                   =======    =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                 $    82         $-
                                                                                   =======    =======

  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                           $   (47)   $   (39)
                                                                                   =======    =======

                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         On March 5, 1996, the Board of Directors of Madison First Federal Savings and Loan Association ("First Federal" or the "Association") adopted an overall plan of conversion and reorganization (the "Plan") whereby First Federal would convert to the stock form of ownership, followed by the issuance of all of First Federal's outstanding stock to a newly formed holding company, River Valley Bancorp ("River Valley" or the "Corporation"). Pursuant to the Plan, the Corporation offered for sale up to 1,190,250 common shares to certain depositors of First Federal and members of the community. The conversion was completed on December 20, 1996, and resulted in the issuance of 1,190,250 common shares of the Corporation which, after consideration of offering and acquisition expenses totaling approximately $730,000, and shares purchased by the ESOP totaling $952,000, resulted in net capital proceeds of $10.2 million. The financial statements included herein for periods prior to December 20, 1996, are those of First Federal prior to the conversion to stock form.

         In connection with the Conversion, River Valley acquired 95.6% of the outstanding stock of Citizens National Bank of Madison (the "Bank") for $3.1 million. This acquisition was accounted for using the purchase method of accounting and as such, the March 31, 1996, statements presented herein have not been restated for this acquisition.

         The Corporation is a financial institution holding company whose activities are primarily limited to holding the stock of First Federal and the Bank, (collectively, the "Institutions"). The Institutions conduct a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. The Institutions' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Association and the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

         1.  Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

                              River Valley Bancorp

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         2.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Corporation and its subsidiaries, the Bank and First Federal, and First Federal's subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.


         3.  Effect of Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the financial statement date. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, although companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. River Valley does not currently have any stock-based compensation plans, and therefore the disclosure provisions of SFAS No. 123 have no effect on consolidated financial position or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of
         Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                              River Valley Bancorp

         3. Effect of Recent Accounting Pronouncements (continued)

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on River Valley's consolidated financial position or results of operations.


         In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early adoption is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three months ended March 31, 1997 would each have been $.31.


         4.  Pending Legislative Changes


         Legislation  enacted  in 1996  recapitalized  the  Savings  Association
         Insurance  Fund (the  "SAIF")  and  significantly  reduced  the deposit insurance premiums paid by savings associations, including First Federal. This legislation also provided for the merger of the SAIF and the Bank Insurance Fund (the "BIF") by 1999, but not until such time as bank and thrift charters are combined. Since the enactment of this legislation in 1996, a bill has been introduced in the House Banking Committee that would consolidate the OTS with the Office of the Comptroller of the Currency and would require savings associations to convert to state or national commercial banks. If this bill were to become law, First Federal's authority to engage in diversified activities would be limited or prohibited. The proposed legislation would also subject the Corporation, as the holding company of First Federal, to regulation as a bank holding company rather than as a savings and loan holding company. It cannot be predicted with certainty whether or when this bill, or any similar bill, might be enacted or the extent to which the Corporation would be affected thereby.

                              River Valley Bancorp

         5. Earnings Per Share

         Earnings per share has been calculated based upon the weighted-average number of shares outstanding during the period, less the number of shares in the ESOP that are unallocated and not committed to be released. Using this formula, the Corporation's weighted average number of shares outstanding totaled 1,095,030 for the three months ended March 31, 1997. Calculating earnings per share for the three months ended March 31, 1996 is inapplicable as the Corporation was not incorporated until May 22, 1996 and did not complete its stock offering until December, 1996.

         6. Reclassification

         Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the March 31, 1997 presentation.

                              River Valley Bancorp

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           For the three month periods ended March 31, 1997 and March 31, 1996



         Forward-Looking Statements

         In addition to historical information contained herein, the following discussion contains forward- looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

         Some of the forward-looking statements included herein are the statements regarding management's determination of the amount of allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.


         Discussion of Changes in Financial Condition from December 31, 1996 to March 31, 1997

         At March 31, 1997, River Valley's consolidated assets totaled $138.3 million, a decrease of $7.2 million, or 5.0%, from the December 31, 1996 total of $145.5 million. The decrease was primarily due to a decrease in the deposit portfolio of $7.0 million and a decrease in advances from the Federal Home Loan Bank of $600,000, which was partially offset by an increase of $294,000, or 1.7%, in total stockholders' equity.

         Liquid assets (i.e., cash, federal funds sold, interest-bearing deposits and certificates of deposit) decreased by $2.0 million from December 31, 1996 levels to a total of $6.8 million at March 31, 1997. Investment securities totaled $4.9 million at March 31, 1997, a decrease of $4.0 million, or 44.8%, from December 31, 1996 levels. During the three month period ended March 31, 1997, maturities of investment securities totaled $2.0 million, while proceeds from sales of investment securities designated as available for sale totaled $2.0 million for the period. Mortgage-backed securities decreased by $637,000, or 5.0%, to a total of $12.2 million at March 31, 1997, primarily due to principal repayments of $650,000.

         Loans receivable totaled $108.6 million at March 31, 1997, a decrease of $354,000, or 0.3%, from the $109.0 million total at December 31, 1996. The decrease resulted primarily from principal repayments of $7.3 million and sales of $1.1 million, which were partially offset by loan originations during the period of $8.2 million.

         The Corporation's consolidated allowance for loan losses totaled $1.2 million and $1.1 million at March 31, 1997 and December 31, 1996, respectively, which represented 1.03% and .99% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $85,000 and $819,000 at March 31, 1997 and December 31, 1996, respectively. The decrease in nonperforming loans was primarily due to restoration of certain borrowers to a current status.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1997 and March 31, 1996



         Discussion of Changes in Financial Condition from December 31, 1996 to March 31, 1997 (continued)

         Although management believes that its allowance for loan losses at March 31, 1997 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

         Deposits decreased by $7.0 million, or 5.6%, to a total of $118.7 million, compared to the $125.7 million total at December 31, 1996. The decline can be attributed to deposits sold in conjunction with the sale of the Bank's former branch in Hanover, Indiana, which was consummated on February 28, 1997.

         Advances from the Federal Home Loan Bank totaled $500,000 at March 31, 1997, a decrease of $600,000, or 54.5%, from the $1.1 million total at December 31, 1996. The decrease was due to current period repayments of $600,000.

         Stockholders' equity totaled $17.1 million at March 31, 1997, an increase of $294,000, or 1.7%, from the $16.8 million total at December 31, 1996. The increase resulted primarily from current period earnings of $341,000, partially offset by an increase in the unrealized losses on securities designated as available for sale. The Institutions are required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1997, the respective equity capital exceeded all applicable regulatory capital requirements.


         Comparison of Results of Operations for the Three Months Ended March 31, 1997 and March 31, 1996

         Increases in the level of income and expenses during the three month period ended March 31, 1997, as compared to the comparable quarter in 1996, is partially due to the acquisition by the Cropration of the Bank on December 20, 1996. This transaction was accounted for using the purchase method of accounting. Accordingly, the statement of earnings and the statement of cash flow for the quarter ended March 31, 1996 were not restated for the Acquisition.

         General

         River Valley's net earnings for the three months ended March 31, 1997, totaled $341,000, an increase of $277,000, or 432.8%, over the $64,000 of net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to an increase in net interest income of $788,000 and an increase of $303,000 in other income, which was partially offset by an increase in the provision for losses on loans of $90,000, an increase in general, administrative and other expense of $535,000 and an increase in the provision for federal income taxes of $189,000.

                              River Valley Bancorp

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


            For the three month periods ended March 31, 1997 and March 31, 1996



         Comparison of Results of Operations for the Three Months Ended March 31, 1997 and March 31, 1996 (continued)

         Net Interest Income

         Total interest income for the three months ended March 31, 1997, amounted to $2.6 million, an increase of $1.2 million, or 80.0%, over the comparable quarter in 1996, reflecting the effects of growth in average interest-earning assets outstanding, coupled with an increase in yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.4 million for the three months ended March 31, 1997, an increase of $1.1 million, or 90.1%, over the comparable 1996 quarter. The increase resulted primarily from the $54.1 million, or 80.5%, increase in the average balance outstanding year-to-year. Interest income on investments and interest-bearing deposits increased by $11,000, or 5.7%, due to a decrease in average balances of $5.5 million which was partially offset by an approximate 269 basis point increase in yield over the comparable 1996 period.

         Interest expense on deposits increased by $396,000, or 46.4%, to a total of $1.3 million for the three months ended March 31, 1997, due primarily to a $44.0 million increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $4,000 for the three months ended March 31, 1997, a decrease of $32,000, or 88.9%, from the comparable quarter in 1996. The decrease resulted primarily from a $1.6 million decrease in average borrowings outstanding year-to-year.

         Provision for Losses on Loans

         A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Institutions, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Institutions' market area, and other factors related to the collectibility of the Institutions loan portfolio. As a result of such analysis, management concluded that a charge to the provision for losses on loans for $96,000 for the three months ended March 31, 1997, was appropriate. The current period provision generally reflects the growth in non-residential real estate and commercial loans.

         Other Income

         Other income increased by $303,000, or 280.6%, for the three months ended March 31, 1997, as compared to the same period in 1996, due primarily to a $203,000 gain on sale of office premises and equipment coupled with a $150,000, or 312.5%, increase in service fees, charges and other operating income, which were partially offset by a decline of $48,000, or 80.0%, in insurance commissions year-to-year. The gain on sale of office premises resulted from the Association's sale of a branch office facility during the quarter, as required in accordance with the terms of regulatory approval of the Association's conversion and the Corporation's acquisition of the Bank. The decline in insurance commissions resulted from the Association's sale of its insurance agency subsidiary during 1996.

                              River Valley Bancorp

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       For the three month periods ended March 31, 1997 and March 31, 1996



         Comparison of Results of Operations for the Three Months Ended March 31, 1997 and March 31, 1996 (continued)

         General, Administrative and Other Expense

         General, administrative and other expense increased by $535,000, or 96.7%, during the three months ended March 31, 1997, compared to the same period in 1996. This increase resulted primarily from a $267,000, or 90.8%, increase in employee compensation and benefits, an $84,000, or 190.9%, increase in occupancy and equipment and a $213,000, or 213.0%, increase in other operating expense, which were partially offset by a $35,000, or 77.8%, decrease in federal deposit insurance premiums. The increase in other operating expense reflects increases in professional fees and other costs associated with the public reporting requirements of a public stock company.

         Income Taxes

         The provision for income taxes increased by $189,000, or 350.0%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase resulted primarily from an increase in net earnings before tax of $466,000, or 394.9%. The effective tax rates were 41.6% and 45.8% for the three months ended March 31, 1997 and 1996, respectively.

                              River Valley Bancorp

PART II



ITEM 1.           Legal Proceedings

                  Not applicable

ITEM 2.           Changes in Securities

                  None

ITEM 3.           Defaults Upon Senior Securities

                  Not applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.           Other Information

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                      Reports on Form 8-K:    None

                      Exhibit 27: Financial Data Schedule for the three
                                  month  period ended March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 14, 1997                        By: /s/James E. Fritz
                                               ---------------------------------
                                                      James E. Fritz
                                                      CEO/President



Date: May 14, 1997                        By: /s/J. Wayne Deveary
                                               ---------------------------------
                                                      J. Wayne Deveary
                                                      Chief Financial Officer