Form 10-Q
period 1997-06-30
RIVER VALLEY BANCORP
filed 1997-08-14
CIK 1015593

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                               --------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 2-47541

                              RIVER VALLEY BANCORP
             (Exact name of registrant as specified in its charter)

Indiana                                                        35-1984567
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

303 Clifty Drive
Madison, Indiana                                                  47250
------------------------------------                            --------
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

Yes   X                                                             No

As of August 11, 1997, the latest practicable date 1,190,250 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 18 pages

                              River Valley Bancorp


                                      INDEX

                                                                       Page

PART I -  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition ............    3

          Consolidated Statements of Earnings .......................    4

          Consolidated Statements of Cash Flows .....................    5

          Notes to Consolidated Financial Statements ................    7

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ................................................   11


PART II - OTHER INFORMATION .........................................   17

SIGNATURES ..........................................................   18


                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                1997                1996
Cash and due from banks ...........................................................      $    3,143          $    4,209
Federal funds sold ................................................................             850                  -
Interest bearing deposits in other financial institutions .........................           1,752               4,476
                                                                                          ---------           ---------
         Cash and cash equivalents ................................................           5,745               8,685

Certificates of deposit in other financial institutions ...........................             896                 100
Investment securities designated as available for sale - at market ................           1,254               3,448
Investment securities - at amortized cost, approximate market value of
  $3,451 and $5,434 as of June 30, 1997 and December 31, 1996 .....................           3,500               5,500
Mortgage-backed securities designated as available for sale - at market ...........           3,867               5,041
Mortgage-backed and related securities - at cost, approximate market
  value of $6,467 and $7,794 as of June 30, 1997 and December 31, 1996 ............           6,480               7,805
Loans receivable - net ............................................................         112,558             107,918
Loans held for sale - at lower of cost or market ..................................             298               1,076
Office premises and equipment - at depreciated cost ...............................           1,810               2,057
Real estate acquired through foreclosure ..........................................              82                  -
Federal Home Loan Bank stock - at cost ............................................             943                 943
Federal Reserve Bank stock - at cost ..............................................             144                  80
Accrued interest receivable on loans ..............................................             893                 819
Accrued interest receivable on mortgage-backed securities .........................              59                  78
Accrued interest receivable on investments and interest-earning deposits ..........              85                 171
Goodwill, net of accumulated amortization .........................................             259                 272
Cash surrender value of life insurance ............................................             766                 747
Prepaid expenses and other assets .................................................             117                 169
Prepaid federal income taxes ......................................................              27                   4
Deferred tax asset ................................................................             659                 628
                                                                                         ----------          ----------

         Total assets .............................................................        $140,442            $145,541
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ..........................................................................        $116,020            $125,656
Advances from the Federal Home Loan Bank ..........................................           5,000               1,100
Advances by borrowers for taxes and insurance .....................................              55                  70
Accrued interest payable ..........................................................             262                 279
Other liabilities .................................................................           1,467               1,422
Dividends payable .................................................................              47                  -
Minority interest in consolidated subsidiary ......................................             187                 209
                                                                                         ----------          ----------
         Total liabilities ........................................................         123,038             128,736

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued ..................................................              -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued and outstanding .......................................              -                   -
  Additional paid in capital ......................................................          11,173              11,173
  Retained earnings - substantially restricted ....................................           7,253               6,635
  Shares acquired by Employee Stock Ownership Plan (ESOP) .........................            (952)               (952)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects ....................................................             (70)                (51)
                                                                                        -----------         -----------
         Total stockholders' equity ...............................................          17,404              16,805
                                                                                           --------            --------

         Total liabilities and stockholders' equity ...............................        $140,442            $145,541

                                                                                            =======             =======

                                                             3


                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                          Six months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1997         1996            1997         1996
Interest income
  Loans ...........................................................    $4,487       $2,251          $2,286       $1,134
  Mortgage-backed and related securities ..........................       384          291             178          142
  Investment securities ...........................................       156          291              69          141
  Interest-earning deposits and other .............................       196          109              79           66
                                                                       ------       ------         -------      -------
         Total interest income ....................................     5,223        2,942           2,612        1,483

Interest expense
  Deposits ........................................................     2,451        1,691           1,201          837
  Borrowings ......................................................        34           44              30            8
                                                                      -------      -------         -------     --------
         Total interest expense ...................................     2,485        1,735           1,231          845
                                                                        -----        -----           -----       ------

         Net interest income ......................................     2,738        1,207           1,381          638

Provision for losses on loans .....................................       170           12              74            6
                                                                       ------      -------         -------     --------

         Net interest income after provision for losses on loans ..     2,568        1,195           1,307          632

Other income
  Insurance commissions ...........................................         7          104              -            44
  Gain on sale of investment and mortgage-backed securities .......         3           -                1           -
  Gain on sale of loans ...........................................        14           -               18           -
  Gain on sale of office premises and equipment ...................       203           -               -            -
  Service fees, charges and other operating .......................       397           97             194           49
                                                                       ------      -------          ------      -------
         Total other income .......................................       624          201             213           93

General, administrative and other expense
  Employee compensation and benefits ..............................     1,082          592             521          298
  Occupancy and equipment .........................................       248           98             120           54
  Federal deposit insurance premiums ..............................        15           88               9           43
  Amortization of goodwill ........................................        14            4               8            3
  Data processing .................................................       133          141              63           71
  Other operating .................................................       568          184             251           85
                                                                       ------       ------          ------      -------
         Total general, administrative and other expense ..........     2,060        1,107             972          554
                                                                        -----        -----          ------       ------

         Earnings before income taxes .............................     1,132          289             548          171

Income taxes
  Current .........................................................       488          148             238           66
  Deferred ........................................................       (21)         (40)            (14)         (12)
                                                                      -------      -------         -------      -------
         Total income taxes .......................................       467          108             224           54
                                                                       ------       ------          ------      -------

         NET EARNINGS .............................................   $   665      $   181         $   324      $   117
                                                                       ======       ======          ======       ======

         EARNINGS PER SHARE .......................................      $.61          N/A            $.30          N/A
                                                                          ===          ===             ===          ===


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1997              1996
Cash flows from operating activities:
  Net earnings for the period ...........................................................     $   665           $   181
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net ..................................          (2)               (1)
    Gain on sale of investment and mortgage-backed securities
      designated as available for sale ..................................................          (3)               -
    Loans originated for sale in the secondary market ...................................      (1,396)               -
    Proceeds from sale of loans in the secondary market .................................       2,188                -
    Loss on sale of loans ...............................................................           8                -
    Amortization of deferred loan origination costs .....................................          21                 9
    Provision for losses on loans .......................................................         170                12
    Depreciation and amortization .......................................................          98                27
    Amortization of goodwill ............................................................          14                 4
    Proceeds from sale of office premises and equipment .................................         402                -
    Gain on sale of office premises and equipment .......................................        (203)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans ..............................................         (74)                7
      Accrued interest receivable on mortgage-backed securities .........................          19                 5
      Accrued interest receivable on investments and interest-
        bearing deposits ................................................................          86                68
      Prepaid expenses and other assets .................................................          51              (219)
      Accrued interest payable ..........................................................         (17)                1
      Other liabilities .................................................................          23                75
      Income taxes
        Current .........................................................................         (23)               89
        Deferred ........................................................................         (21)              (40)
                                                                                              -------           -------
         Net cash provided by operating activities ......................................       2,006               218

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities .......................................       2,000             3,000
  Proceeds from sale of investment securities designated as available for sale ..........       2,200                -
  Proceeds from sale of mortgage-backed securities designated as available for sale .....       1,158                -
  Purchase of Federal Reserve Bank stock ................................................         (64)               -
  Purchase of mortgage-backed securities designated as available for sale ...............         (67)               -
  Principal repayments on mortgage-backed securities ....................................       1,378             1,228
  Loan principal repayments .............................................................      17,271             7,729
  Loan disbursements ....................................................................     (22,206)           (7,254)
  Purchase of office equipment ..........................................................         (50)               -
  (Increase) decrease in certificates of deposit in other financial institutions - net ..        (796)              100
  Purchase of single premium life insurance .............................................          -               (188)
  Increase in cash surrender value of life insurance ....................................         (19)              (12)
                                                                                              -------           -------
         Net cash provided by investing activities ......................................         805             4,603
                                                                                               ------             -----

         Net cash provided by operating and investing
           activities (subtotal carried forward) ........................................       2,811             4,821

                                                                                                -----             -----

                                        5



                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1997              1996
         Net cash provided by operating and investing
           activities (subtotal brought forward) ........................................      $2,811            $4,821

Cash flows provided by (used in) financing activities:
  Decrease in deposit accounts ..........................................................      (9,636)             (506)
  Proceeds from Federal Home Loan Bank advances .........................................       5,000                -
  Repayment of Federal Home Loan Bank advances ..........................................      (1,100)           (4,471)
  Advances by borrowers for taxes and insurance .........................................         (15)                9
                                                                                              -------          --------
         Net cash used in financing activities ..........................................      (5,751)           (4,968)
                                                                                                -----             -----

Net decrease in cash and cash equivalents ...............................................      (2,940)             (147)

Cash and cash equivalents at beginning of period ........................................       8,685             2,389
                                                                                                -----             -----

Cash and cash equivalents at end of period ..............................................      $5,745            $2,242
                                                                                                =====             =====


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes ................................................................      $  344            $   84
                                                                                               ======             =====

    Interest on deposits and borrowings .................................................      $2,502            $1,734
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure ......................      $   82            $   -
                                                                                                =====             ====

  Unrealized losses on securities designated as available
    for sale, net of related tax effects ................................................      $  (19)           $  (52)
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 122 ........................................................................      $   22            $   -

                                                                                                =====             ====

                              River Valley Bancorp


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



On March 5, 1996, the Board of Directors of Madison First Federal Savings and Loan Association ("First Federal") adopted an overall plan of conversion and reorganization (the "Plan") whereby First Federal would convert to the stock form of ownership, followed by the issuance of all of First Federal's outstanding stock to a newly formed holding company, River Valley Bancorp ("River Valley" or the "Corporation"). Pursuant to the Plan, the Corporation offered for sale up to 1,190,250 common shares to certain depositors of First Federal and members of the community. The conversion was completed on December 20, 1996, and resulted in the issuance of 1,190,250 common shares of the Corporation which, after consideration of offering and acquisition expenses totaling approximately $730,000, and shares purchased by the ESOP totaling $952,000, resulted in net capital proceeds of $10.2 million. The financial statements included herein for periods prior to December 20, 1996, are those of First Federal prior to the conversion to stock form.

In connection with the Conversion, River Valley acquired 95.6% of the outstanding stock of Citizens National Bank of Madison (the "Bank") for $3.1 million. This acquisition was accounted for using the purchase method of accounting and as such, the June 30, 1996, financial statements presented herein have not been restated for this acquisition.

The Corporation is a financial institution holding company whose activities are primarily limited to holding the stock of First Federal and the Bank (collectively, "the Institutions"). The Institutions conduct a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. The Institutions' profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by First Federal and the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

1.  Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year.

                              River Valley Bancorp


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries, the Bank and First Federal and its subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

3.  Effect of Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the financial statement date. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, although companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, and therefore the disclosure provisions of SFAS No. 123 have no effect on consolidated financial position or results of operations.

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

                              River Valley Bancorp


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early adoption is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the six months ended June 30, 1997 would each have been $.61.

4.  Pending Legislative Changes

Congress has enacted legislation that provides for the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") by 1999, but not until such time as bank and thrift charters are combined. A bill has been introduced in the Congress that would consolidate the Office of Thrift Supervision with the Office of the Comptroller of the Currency. If this statute is approved, First Federal could be required to become a state or national commercial bank and become subject to regulation by a different government agency. If First Federal becomes a commercial bank, its investment authority and the ability of River Valley to engage in diversified activities may be limited or prohibited.

                              River Valley Bancorp


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  Earnings Per Share

Earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 95,220 unallocated ESOP shares, totaled 1,095,050 for each of the three and six month periods ended June 30, 1997. Earnings per share is not applicable for the three and six month periods ended June 30, 1996, as the Corporation completed its conversion to stock form in December 1996.

6.  Reclassification

Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the June 30, 1997 presentation.

                              River Valley Bancorp


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the three and six month periods ended June 30, 1997 and 1996


Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, legislative changes with respect to the federal thrift charter and the effect of certain accounting pronouncements.


Discussion of Financial Condition Changes from December 31, 1996 to June 30,
  1997

At June 30, 1997, River Valley's consolidated assets totaled $140.4 million, a decrease of $5.1 million, or 3.5%, from the December 31, 1996 total of $145.5 million. The decrease in assets resulted primarily from a decrease in the deposit portfolio of $9.6 million, which was partially offset by an increase in advances from the Federal Home Loan Bank of $3.9 million and undistributed net earnings of $618,000.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) decreased by $2.1 million from December 31, 1996 levels to a total of $6.6 million at June 30, 1997. Investment securities totaled $4.8 million at June 30, 1997, a decrease of $4.2 million, or 46.9%, from December 31, 1996 levels. During the six month period ended June 30, 1997, maturities of investment securities totaled $2.0 million, while sales of investment securities designated as available for sale totaled $2.2 million. Mortgage-backed securities decreased by $2.5 million, or 19.5%, to a total of $10.3 million at June 30, 1997, primarily due to principal repayments of $2.5 million.

Loans receivable, including loans held for sale, totaled $112.9 million at June 30, 1997, an increase of $3.9 million, or 3.5%, over the $109.0 million total at December 31, 1996. The increase resulted primarily from loan originations during the period of $23.6 million, which were partially offset by principal repayments of $17.3 million and sales of $2.2 million.

The Corporation's consolidated allowance for loan losses totaled $1.2 million and $1.1 million at June 30, 1997 and December 31, 1996, respectively, which represented 1.0% and .99% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $609,000 and $819,000 at June 30, 1997 and December 31, 1996, respectively. The decrease in nonperforming loans was primarily due to restoration of certain borrowers to a current status.

                              River Valley Bancorp


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Discussion  of Financial  Condition  Changes from  December 31, 1996 to June 30,
  1997 (continued)

Although management believes that its allowance for loan losses at June 30, 1997 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits decreased by $9.6 million, or 7.7%, to a total of $116.0 million, compared to the $125.7 million total at December 31, 1996. The decline can be attributed primarily to $6.8 million of deposits sold in conjunction with the sale of First Federal's branch located in Hanover, Indiana which was consummated on February 28, 1997.

Advances from the Federal Home Loan Bank totaled $5.0 million at June 30, 1997, an increase of $3.9 million, or 354.5%, over the $1.1 million total at December 31, 1996. The increase was due to current period borrowings of $4.5 million, offset by repayments of $600,000. The borrowings were deployed into loan originations.

Stockholders' equity totaled $17.4 million at June 30, 1997, an increase of $599,000, or 3.6%, over the $16.8 million total at December 31, 1996. The increase resulted primarily from current period earnings of $665,000, partially offset by a $19,000 increase in the unrealized losses on securities designated as available for sale and the declaration of a dividend totaling $47,000. The Institutions are each required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1997, each of the Institutions' regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Six Months Ended June 30, 1997 and
  1996

Increases in the level of income and expenses during the six month period ended June 30, 1997, as compared to the comparable period in 1996, are partially due to the inclusion of the accounts of Citizens National Bank of Madison, which was acquired by River Valley on December 20, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings and the statement of cash flows for the six month period ended June 30, 1996, were not restated for the Acquisition.

General

River Valley's net earnings for the six months ended June 30, 1997, totaled $665,000, an increase of $484,000, or 267.4%, over the $181,000 of net earnings reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to an increase in net interest income of $1.5 million and an increase of $423,000 in other income, which were partially offset by an increase in the provision for losses on loans of $158,000, an increase in general, administrative and other expense of $953,000 and an increase in the provision for federal income taxes of $359,000.

                              River Valley Bancorp


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1996 (continued)

Net Interest Income

Total interest income for the six months ended June 30, 1997, amounted to $5.2 million, an increase of $2.3 million, or 77.5%, over the comparable period in 1996, reflecting the effects of growth in average interest-earning assets outstanding, coupled with an increase in yield year-to-year. Interest income on loans and mortgage-backed securities totaled $4.9 million for the six months ended June 30, 1997, an increase of $2.3 million, or 91.6%, over the comparable 1996 period. The increase resulted primarily from the $55.1 million, or 82.5%, increase in the average balance outstanding year-to-year, coupled with a 39 basis point increase in yield, to 8.00% in 1997. Interest income on investments and interest-earning deposits decreased by $48,000, or 12.0%, due to a decrease in average balances of $4.1 million which was partially offset by an approximate 106 basis point increase in yield over the comparable 1996 period.

Interest expense on deposits increased by $760,000, or 44.9%, to a total of $2.5 million for the six months ended June 30, 1997, due primarily to a $43.7 million increase in the average balance of deposits outstanding, which was partially offset by a decline in the weighted-average cost of deposits of 35 basis points, to 4.08% in 1997. Interest expense on borrowings totaled $34,000 for the six months ended June 30, 1997, a decrease of $10,000, or 22.7%, from the comparable period in 1996. The decrease resulted primarily from a decline in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.5 million, or 126.8%, for the six months ended June 30, 1997, compared to the comparable period in 1996. The interest rate spread increased by approximately 103 basis points for the six months ended June 30, 1997, to 3.79% from 2.76% in the 1996 period, while the net interest margin amounted to 4.12% in 1997 and 2.94% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Institutions, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Institutions' market area, and other factors related to the collectibility of the Institutions loan portfolio. As a result of such analysis, management recorded a $170,000 provision for losses on loans for the six months ended June 30, 1997. The current period provision generally reflects the growth in non-residential real estate and commercial loans. While management believes that the allowance for losses on loans is adequate at June 30, 1997, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                              River Valley Bancorp


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Six Months Ended June 30, 1997 and 1996 (continued)

Other Income

Other income increased by $423,000, or 210.4%, for the six months ended June 30, 1997, as compared to the same period in 1996, due primarily to a $203,000 gain on sale of office premises and equipment, coupled with a $300,000, or 309.3%, increase in service fees, charges and other operating income, which were partially offset by a decline of $97,000, or 93.3%, in insurance commissions year-to-year. The gain on sale of office premises resulted from First Federal's sale of a branch office facility, located in Hanover, Indiana, which was consummated on February 28, 1997, as required in accordance with the terms of regulatory approval of the acquisition of the Bank. The decline in insurance commissions resulted from the Association's sale of its insurance agency subsidiary during the last quarter of 1996.

General, Administrative and Other Expense

General, administrative and other expense increased by $953,000, or 86.1%, during the six months ended June 30, 1997, compared to the same period in 1996. This increase resulted primarily from a $490,000, or 82.3%, increase in employee compensation ad benefits, a $150,000, or 153.1%, increase in occupancy and equipment expense and a $384,000, or 208.7%, increase in other operating expense, which were partially offset by a $73,000, or 83.0%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits resulted from costs associated with stock benefit plans and normal merit increases, and by the inclusion of the Bank's operating expenses. The increase in other operating expense reflects increases in professional fees and other costs associated with the public reporting requirements of a public stock company. The decline in federal deposit insurance premiums resulted from a reduction in premium rates following the payment of the SAIF recapitalization assessment in 1996 by First Federal.

Income Taxes

The provision for income taxes increased by $359,000, or 332.4%, for the six months ended June 30, 1997, as compared to the same period in 1996. This increase resulted primarily from an increase in net earnings before tax of $843,000, or 291.7%. The effective tax rates were 41.3% and 37.4% for the six months ended June 30, 1997 and 1996, respectively.


Comparison of Results of Operations for the Three Months Ended June 30, 1997
  and 1996

Increases in the level of income and expense during the three month period ended June 30, 1997, as compared to the comparable quarter in 1996, is partially due to the inclusion of the accounts of Citizens National Bank of Madison, which was acquired by River Valley on December 20, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the quarter ended June 30, 1996 has not been restated for the Acquisition.

                              River Valley Bancorp


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended June 30, 1997 and 1996 (continued)

General

River Valley's net earnings for the three months ended June 30, 1997, totaled $324,000, an increase of $207,000, or 176.9%, over the $117,000 of net earnings in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to an increase in net interest income of $743,000 and an increase of $120,000 in other income, which were partially offset by an increase in the provision for losses on loans of $68,000, an increase in general, administrative and other expense of $418,000, and an increase in the provision for federal income taxes of $170,000.

Net Interest Income

Total interest income for the three months ended June 30, 1997 amounted to $2.6 million, an increase of $1.1 million, or 76.1%, over the comparable quarter in 1996, reflecting the effects of growth in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.5 million for the three months ended June 30, 1997, an increase of $1.2 million, or 93.1%, over the comparable 1996 quarter. The increase resulted primarily from the $61.0 million, or 94.1%, increase in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits decreased by $59,000, or 28.5%, due to a decrease in the average balances of $1.3 million which was an approximate 72 basis point decrease in yield over the comparable 1996 period.

Interest expense on deposits increased by $364,000, or 43.5%, to a total of $1.2 million for the quarter ended June 30, 1997, due primarily to a $40.4 million increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $30,000 for the three months ended June 30, 1997, an increase of $22,000, or 275.0%, over the comparable quarter in 1996. The increase resulted primarily from a $2.3 million increase in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $743,000, or 116.5%, for the three months ended June 30, 1997, as compared to the comparable quarter in 1996. The interest rate spread amounted to 3.85% for the 1997 quarter, compared to 3.36% in 1996, while the net interest margin totaled 4.16% in the 1997 quarter, compared to 3.31% in 1996.

Provision for Losses on Loans

Provision for losses on loans increased by $68,000 over the comparable 1996 quarter to a total of $74,000. The current period provision generally reflects the growth in non-residential real estate and commercial loans.

                              River Valley Bancorp


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the three and six month periods ended June 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended June 30, 1997 and 1996 (continued)

Other Income

Other income increased by $120,000, or 129.0%, for the three months ended June 30, 1997, as compared to the same period in 1996, due primarily to an increase of $18,000 on the gain on sale of loans coupled with a $145,000 increase in service fees, charges, and other operating income, which were partially offset by decline of $44,000, in insurance commissions year to year. The decline in insurance commissions resulted from the Association's sale of its insurance subsidiary during the last quarter of 1996.

General, Administrative and Other Expense

General, administrative and other expense increased by $418,000, or 75.5%, during the three months ended June 30, 1997, compared to the same period in 1996. This increase resulted primarily from a $223,000, or 74.8%, increase in employee compensation and benefits, a $66,000, or 122.2%, increase in occupancy and equipment and a $166,000, or 195.3%, increase in other operating expense, which were partially offset by a $36,000, or 83.7%, decrease in federal deposit insurance premiums. The increase in other operating expense reflects increases in professional fees and other costs associated with the reporting requirements of a public stock company.

Income Taxes

The provision for income taxes increased by $170,000, or 314.8%, for the three months ended June 30, 1997, as compared to the same period in 1996. This increase resulted primarily from an increase in net earnings before tax of $377,000, or 220.5%. The effective tax rates amounted to 40.9% and 31.6% for the three months ended June 30, 1997 and 1996, respectively.

                              River Valley Bancorp


                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  None

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On June 23, 1997, River Valley Bancorp held its Annual Meeting
         of  Stockholders.   Three  directors  were  elected  to  terms
         expiring in 1998 by the following votes:
             Jonnie L. Davis       For:  1,050,225           Withheld:  13,464
             Cecil L. Dorten       For:  1,052,284           Withheld:  11,405
             Earl W. Johann        For:  1,053,409           Withheld:  10,280

         Two directors were elected to terms expiring in 1999 by the following votes:
             Michael J. Hensley    For:  1,053,359           Withheld:  10,330
             Fred W. Koehler       For:  1,052,909           Withheld:  10,780

         Two directors were elected to terms expiring in 2000 by the following votes:
             Robert W. Anger       For:  1,053,359           Withheld:  10,330
             James E. Fritz        For:  1,052,909           Withheld:  10,780

         Two other matters were submitted to the stockholders, for which the following votes were cast:

         1) Approval and ratification of River Valley Bancorp Stock Option Plan.
               For:  780,138      Against:  24,744            Abstain:  15,170

         2) Approval and ratification of River Valley Bancorp Recognition and Retention Plan and Trust.
               For:  768,913      Against:  36,069            Abstain:  15,070

ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

           Reports on Form 8-K:       None

           Exhibit 27: Financial Data Schedule for the six month period ended June 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 12, 1997                           By: /s/James E. Fritz
     ---------------------                            -----------------
                                                      James E. Fritz
                                                      CEO/President



Date:   August 12, 1997                           By: /s/J. Wayne Deveary
     ----------------------                           -------------------
                                                       J. Wayne Deveary
                                                       Chief Financial Officer