Form 10-Q
period 1997-09-30
RIVER VALLEY BANCORP
filed 1997-11-14
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               -------------------------------------

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

Registrant's telephone number, including area code: (812) 273-4949

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                      No

As of November 7, 1997, the latest practicable date 1,190,250 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 18 pages

                              River Valley Bancorp

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                    3

           Consolidated Statements of Operations                             4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        7

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                       11


PART II - OTHER INFORMATION                                                 17

SIGNATURES                                                                  18



                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                1997                1996

Cash and due from banks                                                                  $    3,150          $    4,209
Federal funds sold                                                                              300                  -
Interest bearing deposits in other financial institutions                                       954               4,476
                                                                                         ----------           ---------
         Cash and cash equivalents                                                            4,404               8,685

Certificates of deposit in other financial institutions                                         896                 100
Investment securities designated as available for sale - at market                              767               3,448
Investment securities - at amortized cost, approximate market value of
  $3,467 and $5,434 as of September 30, 1997 and December 31, 1996                            3,500               5,500
Mortgage-backed securities designated as available for sale - at market                       4,385               5,041
Mortgage-backed and related securities - at cost, approximate market
  value of $6,087 and $7,794 as of September 30, 1997 and December 31, 1996                   6,096               7,805
Loans receivable - net                                                                      112,525             107,918
Loans held for sale - at lower of cost or market                                                 -                1,076
Office premises and equipment - at depreciated cost                                           1,812               2,057
Real estate acquired through foreclosure                                                         82                  -
Federal Home Loan Bank stock - at cost                                                          943                 943
Federal Reserve Bank stock - at cost                                                            144                  80
Accrued interest receivable on loans                                                            978                 819
Accrued interest receivable on mortgage-backed securities                                        62                  78
Accrued interest receivable on investments and interest-earning deposits                         56                 171
Goodwill, net of accumulated amortization                                                       252                 272
Cash surrender value of life insurance                                                          773                 747
Prepaid expenses and other assets                                                                94                 169
Prepaid federal income taxes                                                                     39                   4
Deferred tax asset                                                                              653                 628
                                                                                         ----------          ----------

         Total assets                                                                      $138,461            $145,541
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $115,676            $125,656
Advances from the Federal Home Loan Bank                                                      3,000               1,100
Advances by borrowers for taxes and insurance                                                    74                  70
Accrued interest payable                                                                        238                 279
Other liabilities                                                                             1,634               1,422
Dividends payable                                                                                48                  -
Minority interest in consolidated subsidiary                                                    180                 209
                                                                                         ----------          ----------
         Total liabilities                                                                  120,850             128,736

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued and outstanding                                                      -                   -
  Additional paid in capital                                                                 11,173              11,173
  Retained earnings - substantially restricted                                                7,520               6,635
  Shares acquired by stock benefit plans                                                     (1,033)               (952)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (49)                (51)
                                                                                        -----------         -----------
         Total stockholders' equity                                                          17,611              16,805
                                                                                           --------            --------

         Total liabilities and stockholders' equity                                        $138,461            $145,541
                                                                                            =======             =======


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                            September 30,                September 30,
                                                                         1997         1996            1997         1996
Interest income
  Loans                                                                $6,834       $3,364          $2,347       $1,113
  Mortgage-backed and related securities                                  564          424             180          133
  Investment securities                                                   220          426              64          135
  Interest-earning deposits and other                                     261          136              65           27
                                                                       ------       ------         -------      -------
         Total interest income                                          7,879        4,350           2,656        1,408

Interest expense
  Deposits                                                              3,654        2,492           1,203          801
  Borrowings                                                               93           47              59            3
                                                                      -------      -------         -------     --------
         Total interest expense                                         3,747        2,539           1,262          804
                                                                        -----        -----           -----       ------

         Net interest income                                            4,132        1,811           1,394          604

Provision for losses on loans                                             238           18              68            6
                                                                       ------      -------         -------     --------

         Net interest income after provision for losses on loans        3,894        1,793           1,326          598

Other income
  Insurance commissions                                                    10          156               3           52
  Loss on sale of investment and mortgage-backed securities                (4)          -               (7)          -
  Gain on sale of loans                                                    73           -               59           -
  Gain (loss) on sale of office premises and equipment                    202           -               (1)          -
  Service fees, charges and other operating                               589          172             192           75
                                                                       ------       ------          ------      -------
         Total other income                                               870          328             246          127

General, administrative and other expense
  Employee compensation and benefits                                    1,663          890             581          298
  Occupancy and equipment                                                 376          142             128           44
  Federal deposit insurance premiums                                       27          637              12          549
  Amortization of goodwill                                                 20            5               6            1
  Data processing                                                         189          206              56           65
  Other operating                                                         849          274             281           90
                                                                       ------       ------          ------      -------
         Total general, administrative and other expense                3,124        2,154           1,064        1,047
                                                                        -----        -----           -----        -----

         Earnings (loss) before income taxes (credits)                  1,640          (33)            508         (322)

Income taxes (credits)
  Current                                                                 685           58             197          (90)
  Deferred                                                                (25)         (68)             (4)         (28)
                                                                      -------      -------        --------      -------
         Total income taxes (credits)                                     660          (10)            193         (118)
                                                                       ------      -------          ------       ------

         NET EARNINGS (LOSS)                                          $   980     $    (23)        $   315      $  (204)
                                                                       ======      =======          ======       ======

         EARNINGS PER SHARE                                              $.90          N/A            $.29          N/A
                                                                          ===          ===             ===          ===


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1997              1996

Cash flows from operating activities:
  Net earnings (loss) for the period                                                        $     980        $      (23)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
    Amortization of premiums  and discounts on investments and
      mortgage-backed securities - net                                                             (5)               (2)
    Loss on sale of investment and mortgage-backed  securities designated
      as available for sale                                                                         4                -
    Loans originated for sale in the secondary market                                          (5,415)               -
    Proceeds from sale of loans in the secondary market                                         6,521                -
    Gain on sale of loans                                                                         (30)               -
    Amortization of deferred loan origination costs                                                 5                11
    Provision for losses on loans                                                                 238                18
    Depreciation and amortization                                                                 147                41
    Amortization of goodwill                                                                       20                 5
    Gain on sale of office premises and equipment                                                (202)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (159)               35
      Accrued interest receivable on mortgage-backed securities                                    16                 8
      Accrued interest receivable on investments and interest-bearing deposits                    115               145
      Prepaid expenses and other assets                                                            77              (331)
      Accrued interest payable                                                                    (41)                9
      Other liabilities                                                                           231               581
      Income taxes
        Current                                                                                   (35)              (40)
        Deferred                                                                                  (25)              (68)
                                                                                            ---------         ---------
         Net cash provided by operating activities                                              2,442               389

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               2,000             3,500
  Proceeds from sale of investment securities designated as available for sale                  2,698                -
  Proceeds from sale of mortgage-backed securities designated as available for sale             1,473                -
  Purchase of mortgage-backed securities                                                       (1,010)               -
  Principal repayments on mortgage-backed securities                                            1,886             1,686
  Loan principal repayments                                                                    24,034            13,301
  Loan disbursements                                                                          (28,966)          (14,110)
  Purchase of Federal Reserve Bank stock                                                          (64)               -
  Purchase of office equipment                                                                   (107)               -
  Proceeds from sale of office premises and equipment                                             407                -
  (Increase) decrease in certificates of deposit in other financial institutions - net           (796)              200
  Purchase of single premium life insurance                                                        -               (188)
  Increase in cash surrender value of life insurance                                              (26)              (18)
                                                                                            ---------         ---------
         Net cash provided by investing activities                                              1,529             4,371
                                                                                              -------           -------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                3,971             4,760
                                                                                              -------           -------


                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1997              1996

         Net cash provided by operating and investing
           activities (subtotal brought forward)                                               $3,971            $4,760

Cash flows provided by (used in) financing activities:
  Increase (decrease) in deposit accounts                                                      (9,980)            1,595
  Proceeds from Federal Home Loan Bank advances                                                 5,000                -
  Repayment of Federal Home Loan Bank advances                                                 (3,100)           (4,471)
  Advances by borrowers for taxes and insurance                                                     4                20
  Dividends on common stock                                                                       (95)               -
  Purchase of shares for stock benefit plans                                                      (81)               -
                                                                                              -------             ----
         Net cash used in financing activities                                                 (8,252)           (2,856)
                                                                                                -----             -----

Net increase (decrease) in cash and cash equivalents                                           (4,281)            1,904

Cash and cash equivalents at beginning of period                                                8,685             2,389
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $4,404            $4,293
                                                                                                =====             =====


Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                      $   438          $     84
                                                                                               ======           =======

    Interest on deposits and borrowings                                                        $3,788            $2,530
                                                                                                =====             =====


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                           $     82             $   -
                                                                                              =======              ====

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                    $       2            $   62
                                                                                             ========            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 122                                                                             $     43            $   -
                                                                                              =======             ====


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

In connection with the Conversion, River Valley acquired 95.6% of the outstanding stock of Citizens National Bank of Madison (the "Bank" or "Citizens") for $3.1 million. This acquisition was accounted for using the purchase method of accounting and as such, the September 30, 1996, financial statements presented herein have not been restated for this acquisition.

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

1.  Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire year.

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

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. All prior period EPS data will be restated to conform with the new presentation. SFAS No. 128 is not expected to have a material impact on the Corporation's financial statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                              River Valley Bancorp

3.  Effect of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

4.  Earnings Per Share

Earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 95,220 unallocated ESOP shares, totaled 1,095,050 for each of the three and nine month periods ended September 30, 1997. The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share", is not applicable for the three and nine months ended September 30, 1997, as the Corporation completed its conversion to stock form in December 1996.

5.  Reclassifications

Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the September 30, 1997 presentation.

6.  Proposed Legislation

Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate First Federal as a bank or require it to change its charter to that of a national bank. Management does not believe the pending legislation would have a material effect on the financial statements of the Corporation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the three and nine month periods ended September 30, 1997 and 1996


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


Discussion of Financial Condition Changes from December 31, 1996 to
  September 30, 1997

At September 30, 1997, River Valley's consolidated assets totaled $138.5 million, a decrease of $7.1 million, or 4.9%, from the December 31, 1996 total of $145.5 million. The decrease in assets resulted primarily from a decrease in the deposit portfolio of $10.0 million, which was partially offset by an increase in advances from the Federal Home Loan Bank of $1.9 million and undistributed net earnings of $885,000.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) decreased by $3.5 million from December 31, 1996 levels to a total of $5.3 million at September 30, 1997. Investment securities totaled $4.3 million at September 30, 1997, a decrease of $4.7 million, or 52.3%, from December 31, 1996 levels. During the nine month period ended September 30, 1997, maturities of investment securities totaled $2.0 million, while sales of investment securities designated as available for sale totaled $2.7 million. Mortgage-backed securities decreased by $2.4 million, or 18.4%, to a total of $10.5 million at September 30, 1997, primarily due to principal repayments of $1.9 million and sales of mortgage-backed securities designated as available for sale of $1.5 million.

The decrease in liquid assets, investments and mortgage-backed securities resulted from the utilization of these assets to fund loan originations and the sale of deposits related to the disposition of the Hanover, Indiana branch which was consummated in February 1997.

Loans receivable, including loans held for sale, totaled $112.5 million at September 30, 1997, an increase of $3.5 million, or 3.2%, over the $109.0 million total at December 31, 1996. The increase resulted primarily from loan originations during the period of $34.4 million, which were partially offset by principal repayments of $24.0 million and sales of $6.5 million.

The Corporation's consolidated allowance for loan losses totaled $1.2 million and $1.1 million at September 30, 1997 and December 31, 1996, respectively, which represented 1.1% and 1.0% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $897,000 and $819,000 at September 30, 1997 and December 31, 1996, respectively.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Discussion of Financial Condition Changes from December 31, 1996 to September 30, 1997 (continued)

Although management believes that its allowance for loan losses at September 30, 1997 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits decreased by $10.0 million, or 7.9%, to a total of $115.7 million, compared to the $125.7 million total at December 31, 1996. The decline can be attributed primarily to $6.8 million of deposits sold in conjunction with the aforementioned sale of First Federal's Hanover branch.

Advances from the Federal Home Loan Bank totaled $3.0 million at September 30, 1997, an increase of $1.9 million, or 172.7%, over the $1.1 million total at December 31, 1996. The increase was due to current period borrowings of $5.0 million, offset by repayments of $3.1 million. The borrowings were deployed primarily into loan originations.

Stockholders' equity totaled $17.6 million at September 30, 1997, an increase of $806,000, or 4.8%, over the $16.8 million total at December 31, 1996. The increase resulted primarily from current period earnings of $980,000 and a $2,000 decrease in the unrealized losses on securities designated as available for sale, partially offset by the declaration and payment of dividends totaling $95,000 and the funding of certain stock benefit plans totaling $81,000. The Institutions are each required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1997, each of the Institutions' regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30,
  1997 and 1996

Increases in the level of income and expenses during the nine month period ended September 30, 1997, as compared to the comparable period in 1996, are mainly due to the inclusion of the accounts of Citizens National Bank of Madison, which was acquired by River Valley on December 20, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings and the statement of cash flows for the nine month period ended September 30, 1996, were not restated for the acquisition.

General

River Valley's net earnings for the nine months ended September 30, 1997, totaled $980,000, an increase of $1.0 million, over the $23,000 net loss reported in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to an increase in net interest income of $2.3 million and an increase of $542,000 in other income, which were partially offset by an increase in the provision for losses on loans of $220,000, an increase in general, administrative and other expense of $970,000 and an increase in the provision for federal income taxes of $670,000.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Nine Months Ended September 30,
  1997 and 1996 (continued)

Net Interest Income

Total interest income for the nine months ended September 30, 1997, amounted to $7.9 million, an increase of $3.5 million, or 81.1%, over the comparable period in 1996, reflecting the effects of growth in average interest-earning assets outstanding, coupled with an increase in yield year-to-year. Interest income on loans and mortgage-backed securities totaled $7.4 million for the nine months ended September 30, 1997, an increase of $3.6 million, or 95.3%, over the comparable 1996 period. The increase resulted primarily from the $55.4 million, or 82.8%, increase in the average balance of loans and mortgage-backed securities outstanding year-to-year, coupled with a 46 basis point increase in yield, to 8.07% in 1997. Interest income on investments and interest-earning deposits decreased by $81,000, or 14.4%, due to a decrease in the average balance outstanding of $1.1 million and an approximate 34 basis point decrease in yield from the comparable 1996 period.

Interest expense on deposits increased by $1.2 million, or 46.6%, to a total of $3.7 million for the nine months ended September 30, 1997, due primarily to a $43.2 million increase in the average balance of deposits outstanding, which was partially offset by a decline in the weighted-average cost of deposits of 15 basis points, to 4.09% in 1997. Interest expense on borrowings totaled $93,000 for the nine months ended September 30, 1997, an increase of $46,000, or 97.9%, over the comparable period in 1996. The increase resulted primarily from an increase in average borrowings outstanding year-to-year, coupled with an increase in average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $2.3 million, or 128.2%, for the nine months ended September 30, 1997, compared to the comparable period in 1996. The interest rate spread increased by approximately 73 basis points for the nine months ended September 30, 1997, to 3.81% from 3.08% in the 1996 period, while the net interest margin amounted to approximately 3.12% in 1997 and 2.31% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Institutions, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Institutions' market area, and other factors related to the collectibility of the Institutions loan portfolio. As a result of such analysis, management recorded a $238,000 provision for losses on loans for the nine months ended September 30, 1997. The current period provision generally reflects the provision associated with Citizens loan portfolio, as compared to the primarily residential loan portfolio of First Federal prior to the acquisition. During the 1997 period, Citizens net charge-offs amounted to approximately $111,000, primarily related to the consumer loan portfolio. While management believes that the allowance for losses on loans is adequate at September 30, 1997, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Nine Months Ended September 30,
  1997 and 1996 (continued)

Other Income

Other income increased by $542,000, or 165.2%, for the nine months ended September 30, 1997, as compared to the same period in 1996, due primarily to a $202,000 gain on sale of office premises and equipment, coupled with a $417,000 increase in service fees, charges and other operating income and a $73,000 gain on sale of loans, which were partially offset by a decline of $146,000, or 93.6%, in insurance commissions year-to-year. The gain on sale of office premises resulted from First Federal's sale of a branch office facility, located in Hanover, Indiana, which was consummated on February 28, 1997, as required in accordance with the terms of regulatory approval of the acquisition of the Bank. The decline in insurance commissions resulted from First Federal's sale of its insurance agency subsidiary during the last quarter of 1996. The increase in the service fees, charges and other operating income primarily reflects inclusion of the effect of the Bank's operations during the period.

General, Administrative and Other Expense

General, administrative and other expense increased by $970,000, or 45.0%, during the nine months ended September 30, 1997, compared to the same period in 1996. This increase resulted primarily from a $773,000, or 86.9%, increase in employee compensation and benefits, a $234,000, or 164.8%, increase in occupancy and equipment expense and a $575,000, or 209.9%, increase in other operating expense, which were partially offset by a $610,000, or 95.8%, decrease in federal deposit insurance premiums. As previously discussed, the 1997 consolidated statements of operations include the accounts of Citizens, while the 1996 statements have not been restated to include the effects of the acquisition of Citizens. The increase in general, administrative and other expense is primarily attributable to the addition of the Bank partially offset by the absence of the SAIF recapitalization assessment for the nine month period ended September 30, 1997, and the resulting lower insurance premiums.

Income Taxes

The provision for income taxes increased by $670,000 for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase resulted primarily from an increase in net earnings before tax of $1.7 million. The effective tax rates were 40.2% and 30.3% for the nine months ended September 30, 1997 and 1996, respectively.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended September 30,
  1997 and 1996

Increases in the level of income and expense during the three month period ended September 30, 1997, as compared to the comparable quarter in 1996, is mainly due to the inclusion of the accounts of Citizens National Bank of Madison, which was acquired by River Valley on December 20, 1996, in a transaction accounted for using the purchase method of accounting. Accordingly, the statement of earnings for the quarter ended September 30, 1996 has not been restated for the acquisition.

General

River Valley's net earnings for the three months ended September 30, 1997, totaled $315,000, an increase of $519,000, over the $204,000 net loss in the comparable 1996 period. The increase in earnings in the 1997 period is primarily attributable to an increase in net interest income of $790,000 and an increase of $119,000 in other income, which were partially offset by an increase in the provision for losses on loans of $62,000, an increase in general, administrative and other expense of $17,000, and an increase in the provision for federal income taxes of $311,000.

Net Interest Income

Total interest income for the three months ended September 30, 1997 amounted to $2.7 million, an increase of $1.2 million, or 88.6%, over the comparable quarter in 1996, reflecting the effects of growth in average interest-earning assets outstanding, coupled with an increase in average yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.5 million for the three months ended September 30, 1997, an increase of $1.3 million, or 102.8%, over the comparable 1996 quarter. The increase resulted primarily from the $56.6 million, or 85.0%, increase in the average balance outstanding year-to-year.
Interest income on investments and interest-earning deposits decreased by $33,000, or 20.4%, due to a decrease in the average balance outstanding of $2.0 million and an approximate 7 basis point decrease in yield over the comparable 1996 period.

Interest expense on deposits increased by $402,000, or 50.2%, to a total of $1.2 million for the quarter ended September 30, 1997, due primarily to a $40.1 million increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $59,000 for the three months ended September 30, 1997, an increase of $56,000 over the comparable quarter in 1996. The increase resulted primarily from a $4.0 million increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $790,000, or 130.8%, for the three months ended September 30, 1997, as compared to the comparable quarter in 1996. The interest rate spread amounted to approximately 3.87% for the 1997 quarter, compared to 3.07% in 1996, while the net interest margin totaled approximately 4.24% in the 1997 quarter, compared to 3.14% in 1996.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the three and nine month periods ended September 30, 1997 and 1996


Comparison of Results of Operations for the Three Months Ended September 30,
  1997 and 1996 (continued)

Provision for Losses on Loans

The provision for losses on loans increased by $62,000 over the comparable 1996 quarter to a total of $68,000. The current period provision generally reflects the growth in the non-residential real estate and commercial loans portfolios, integrated with a stable level of nonperforming loans in the period.

Other Income

Other income increased by $119,000, or 93.7%, for the three months ended September 30, 1997, as compared to the same period in 1996, due primarily to a $59,000 gain on sale of loans coupled with a $117,000 increase in service fees, charges, and other operating income, which were partially offset by decline of $49,000, in insurance commissions year-to-year. The decline in insurance commissions resulted from First Federal's sale of its insurance subsidiary during the last quarter of 1996.

General, Administrative and Other Expense

General, administrative and other expense increased by $17,000, or 1.6%, during the three months ended September 30, 1997, compared to the same period in 1996. This increase resulted primarily from a $283,000, or 95.0%, increase in employee compensation and benefits, an $84,000 increase in occupancy and equipment and a $191,000 increase in other operating expense, which were partially offset by a $537,000, or 97.8%, decrease in federal deposit insurance premiums. As previously discussed, the 1997 consolidated statements of operations include the accounts of Citizens while the 1996 statements have not been restated to include the effects of the acquisition of Citizens. The increase in general, administrative and other expense is primarily attributable to the addition of the Bank partially offset by the absence of the SAIF recapitalization assessment for the three month period ended September 30, 1997, and the resulting lower insurance premiums.

Income Taxes

The provision for income taxes increased by $311,000 for the three months ended September 30, 1997, as compared to the same period in 1996. This increase resulted primarily from an increase in net earnings before tax of $830,000. The effective tax rates amounted to 38.0% and 36.6% for the three months ended September 30, 1997 and 1996, respectively.

                              River Valley Bancorp

                                     PART II

ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Changes in Securities

                  None

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.  Other Information

                  On September 26, 1997, River Valley Bancorp, Citizens National Bank of Madison (the "Bank") and Madison First Federal Savings and Loan Association executed an Agreement and Plan of Reorganization (the "Merger Agreement") which provides for the merger of the Bank into First Federal. The Merger Agreement also changes the corporate title of the post-merger institution to River Valley Financial Bank. Upon consummation of the merger, the Bank's status as a national bank will terminate and all of its assets and liabilities will be assumed by First Federal. In addition, River Valley's status as a bank holding company subject to regulation by the Federal Reserve Board will terminate and River Valley will become a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The parties submitted a merger application to the OTS on September 26, 1997 and are awaiting regulatory approval of the merger. Management anticipates that the OTS will approve the merger application and that the merger will be consummated by November 22, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8-K:    None

                  Exhibit 10.1:           Recognition and Retention Plan
                                          and Trust

                  Exhibit 10.2:           Stock Option Plan

                  Exhibit 27: Financial Data Schedule for the nine month period ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 10, 1997                          By: /s/James E. Fritz
     ------------------------                          -----------------
                                                       James E. Fritz
                                                       CEO/President



Date:   November 10, 1997                          By: /s/J. Wayne Deveary
     -----------------------                           -------------------
                                                       J. Wayne Deveary
                                                       Chief Financial Officer