Form 10-K
period 1997-12-31
RIVER VALLEY BANCORP
filed 1998-03-31
CIK 1015593

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                         Commission File Number 0-21765

                              RIVER VALLEY BANCORP
             (Exact name of registrant as specified in its charter)

             INDIANA                                  35-1984567
  (State or other Jurisdiction              (I.R.S. Employer Identification
of Incorporation or Organization)                       Number)


             303 Clifty Drive
               P.O. Box 1590
             Madison, Indiana                          47250-0590
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X___ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 20, 1998 was $21,431,846.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 20, 1998, was 1,190,250 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page E-1
                               Page 1 of 35 Pages

                              RIVER VALLEY BANCORP
                                    Form 10-K
                                      INDEX
                                                                           Page
Forward Looking Statement.................................................    3
PART I
     Item 1       Business................................................    3
     Item 2.      Properties..............................................   29
     Item 3.      Legal Proceedings.......................................   30
     Item 4.      Submission of Matters to a Vote of Security Holders.....   30
     Item 4.5.    Executive Officers of the Registrant....................   30
PART II
     Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters.................................   30

     Item 6.      Selected Consolidated Financial Data....................   31
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................   31
     Item 7A.     Quantitative and Qualitative Analysis of
                      Financial Condition and Results of Operation........   31
     Item 8.      Financial Statements and Supplementary Data.............   32
     Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................   32

PART III
     Item 10.     Directors and Executive Officers of Registrant..........   33
     Item 11.     Executive Compensation..................................   33

     Item 12.     Security Ownership of Certain
                       Beneficial Owners and Management...................   33

     Item 13.     Certain Relationships and Related Transactions..........   33

PART IV

     Item 14.     Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K............................   33

SIGNATURES          ......................................................   34

                            FORWARD LOOKING STATEMENT

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

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

         On November 22, 1997, Citizens merged with and into First Federal (the "Merger") pursuant to an Agreement and Plan of Reorganization entered into among the Holding Company, First Federal and Citizens dated September 26, 1997 (the "Agreement"). Pursuant to the Agreement, each outstanding share of Citizens common stock held by shareholders other than the Holding Company was converted into the right to receive $30 cash, payable by the Holding Company, and shares of Citizens held by the Holding Company and its subsidiaries were cancelled. Also, pursuant to the Agreement, First Federal changed its corporate title to River Valley Financial Bank (the "Bank"). Following the effective time of the Merger, the Holding Company remained as the sole shareholder of the Bank, and Citizens' status as a national banking association terminated. For ease of reference, First Federal will be referred to as the "Bank" hereinafter both with respect to historical information concerning events and results of operation prior to the Merger and with respect to information relating to events occurring after the Merger.

         The Conversion of the Bank was accounted for in a manner similar to a pooling of interests, and the Acquisition of Citizens was accounted for as a purchase transaction. Under purchase accounting, the acquired assets and liabilities of Citizens were recorded at fair value as of December 20, 1996. Because the assets and liabilities of the Bank were recorded at fair value as of the date of the Acquisition, the financial data prior to December 20, 1996 provided herein do not include information derived from the financial statements of Citizens. Rather, such financial data provided herein includes only information derived from the financial statements of the Bank. From and after December 20, 1996, the operating results of Citizens and the Bank are consolidated with those of the Holding Company. The Merger was accounted for in a manner similar to a pooling of interests.

         The Bank was organized as a federally chartered savings and loan association in 1875. The Bank is the oldest independent financial institution headquartered in Jefferson County, Indiana. Citizens was organized as a national bank in 1981 and, until the Merger, conducted its business from four full-service offices, all located in Jefferson County, Indiana. Following the Merger, these offices became branch offices of the Bank. Prior to the Conversion, the Bank conducted its business from three full-service offices and one stand-alone drive-through branch, all located in Jefferson County, Indiana.

         As a result of the Acquisition, the Holding Company became subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System (the "FRB"). As a condition to the Holding Company obtaining the requisite approval from the FRB for the Acquisition, the Holding Company committed to cause the Bank to (i) enter into a definitive agreement to sell the Bank's Hanover, Indiana branch prior to consummation of the Acquisition and (ii) complete the sale of the Hanover, Indiana branch, including the physical facilities and deposits originated at that branch, within 180 days of consummation of the Acquisition. On February 28, 1997, the Bank sold its Hanover, Indiana branch to People's Trust Company based in Brookville, Indiana ("People's Trust"), pursuant to that commitment. Deposits totaling $6.8 million were assumed by People's Trust, and the Bank recorded an after tax gain of $125,000 on the transaction. As a result of the Merger and the resulting termination of Citizens' status as a national banking association, the Holding Company is no longer subject to regulation by the FRB as a bank holding company and is instead regulated by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 63.7% of the Bank's total loan portfolio at December 31, 1997. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 1997, 1996 and 1995 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                            At December 31,
                                                            1997                  1996                  1995
                                                                Percent               Percent               Percent
                                                     Amount    of Total     Amount   of Total     Amount   of Total
                                                     ------    --------     ------   --------     ------   --------
TYPE OF LOAN (Dollars in thousands)
Residential real estate:
   One-to four-family.........................       $72,072      63.7%  $  68,493     61.4%      $44,417    74.7%
   Multi-family...............................         2,781       2.5       3,416      3.1         1,613     2.7
   Construction...............................         3,652       3.2       4,895      4.4         2,489     4.2
Nonresidential real estate....................         8,379       7.4      14,280     12.8         6,005    10.1
Land loans....................................         6,324       5.6         680       .6         1,558     2.6
Consumer loans:
   Automobile loans...........................         8,028       7.1       5,245      4.7         1,392     2.3
   Loans secured by deposits..................         1,041        .9         869       .8           590     1.0
   Home improvement loans.....................           205        .2         271       .2           295     0.5
   Other......................................         5,707       5.1       6,963      6.2         1,129     1.9
Commercial loans..............................         4,871       4.3       6,433      5.8           ---     ---
                                                    --------      ----    --------     ----       -------    ----
Gross loans receivable........................       113,060     100.0     111,545    100.0        59,488   100.0

Add/(Deduct):
   Deferred loan origination costs............           202        .2         226       .2           234     0.4
   Undisbursed portions
     of loans in process......................           (99)      (.1)     (1,703)    (1.5)       (1,370)   (2.3)
   Allowance for loan losses..................        (1,160)     (1.0)     (1,074)    (1.0)         (407)   (0.7)
                                                    --------      ----    --------     ----       -------    ----
Net loans receivable..........................      $112,003      99.1%   $108,994     97.7%      $57,945    97.4%
                                                    ========      ====    ========     ====       =======    ====

         The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                        Balance                         Due During Years Ended December 31,
                                    Outstanding at                                           2001       2003      2008       2013
                                     December 31,                                             to         to        to         and
                                         1997                 1998       1999       2000     2002       2007      2012     following
                                                                                    (In thousands)
Residential real estate loans:
   One-to four-family................. $ 72,072          $     773    $   312    $   265    $2,410    $10,113    $22,382    $35,817
Multi-family..........................    2,781                ---          8        ---         8        395        612      1,758
   Construction.......................    3,652              3,613        ---         15       ---        ---        ---         24
Nonresidential
   real estate loans..................    8,379                479         47        139       434      2,768      2,270      2,242
Land loans   .........................    6,324                899          8         25       456        698        973      3,265
Consumer loans:
   Loans secured by deposits..........    1,041                635         80         39       237         50        ---        ---
   Other loans........................   13,940              3,659      1,805      2,573     5,326        343        234        ---
Commercial loans......................    4,871              2,129        213        227       883        563        306        550
                                       --------            -------     ------     ------    ------    -------    -------    -------
     Total............................ $113,060            $12,187     $2,473     $3,283    $9,754    $14,930    $26,777    $43,656
                                       ========            =======     ======     ======    ======    =======    =======    =======

         The following table sets forth, as of December 31, 1997, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                   Due After December 31, 1998
                                 Fixed Rates             Variable Rates                  Total
                                 -----------             --------------                  -----
                                                         (In thousands)
Residential real estate loans:
   One-to four-family............   $16,377                  $55,093                    $71,470
   Multi-family..................       171                    2,610                      2,781
   Construction..................       ---                       38                         38
Non-residential
   real estate loans.............       811                    7,089                      7,900
Land loans   ....................       541                    4,713                      5,254
Consumer loans:
   Loans secured by deposits.....       257                      149                        406
   Other loans...................     9,723                      575                     10,298
Commercial loans.................       682                    2,044                      2,726
                                    -------                  -------                   --------
     Total.......................   $28,562                  $72,311                   $100,873
                                    =======                  =======                   ========


         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $72.1 million, or 63.7% of the Bank's portfolio of loans at December 31, 1997, consisted of one- to four-family residential loans, of which approximately 81% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 1997 provide for maximum rate adjustments per year and over the life of the loan of 1% and 5%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

         The Bank currently offers fixed-rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. Prior to the Merger, the Bank retained all of its fixed-rate residential mortgage loans in its portfolio; however, after the effective date of the Merger, the Bank began underwriting its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") on a servicing-retained basis. At December 31, 1997, approximately 19% of the Bank's residential mortgage loans had fixed rates.

         The Bank's residential mortgage loans historically have not been originated on terms and conditions and using documentation that conform with the standard underwriting criteria required to sell such loans on the secondary market.

         Before the Merger, Citizens offered fixed-rate one- to four-family residential mortgage loans in accordance with the guidelines established by the FHLMC to facilitate the sale of such loans to the FHLMC in the secondary market. These loans amortized on a monthly basis with principal and interest due each month and were written with terms of 15, 20 and 30 years. Citizens retained the servicing on all loans sold to the FHLMC. At December 31, 1997, the Bank had approximately $28.6 million of fixed-rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

         The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (i.e. the "Loan-to-Value Ratio") exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 80%. The Bank generally requires private mortgage insurance on all conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the APY on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan.

         Substantially all of the one- to four-family residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, the Bank does permit assumptions of existing residential mortgage loans on a case-by-case basis.

         The Bank also offers indemnification mortgage loans ("ID Mortgage Loans"), which are typically written as fixed-rate second mortgage loans. The Bank's ID Mortgage Loans are written for terms of 5 years and generally have maximum Loan-to-Value Ratios of 80%.

         The Bank also offers standard second mortgage loans, which are adjustable-rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3.0%. The Bank's second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 1.0% and 4.0%, respectively. The Bank's second mortgage loans have terms of 10 to 30 years.

         At December 31, 1997, one- to four-family residential mortgage loans amounting to $431,000, or 0.4% of total loans, were included in the Bank's non-performing assets.

         Construction Loans. The Bank offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

         Generally, construction loans are written as 12 month fixed-rate loans with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires an 80% Loan-to-Value Ratio for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one- to four-family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not charge commitment fees for its construction loans.

         At December 31, 1997, $3.7 million, or 3.2% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 1997, totalled $434,000. No construction loans were included in non-performing assets on that date.

         While providing the Bank with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and the Bank taking title to the project.

         Nonresidential Real Estate Loans. At December 31, 1997, $8.4 million, or 7.4% of the Bank's portfolio consisted of nonresidential real estate loans. Of this amount, approximately $343,000 constituted participations in loans secured by nonresidential real estate which were purchased from other financial institutions. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank originates nonresidential real estate loans as one-year adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable-rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

         The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. The Bank's largest nonresidential real estate loan as of December 31, 1997 was $183,000 and was secured by a church in Madison, Indiana. No nonresidential real estate loans were included in non-performing assets at December 31, 1997.

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

         Multi-family Loans. At December 31, 1997, approximately $2.8 million, or 2.5% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 1997 was $880,000 and was secured by an apartment building in New Albany, Indiana. No multi-family loans were included in non-performing assets on that date.

         Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "Nonresidential Real Estate Loans" above. Also, the loans-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

         Land Loans. At December 31, 1997, approximately $6.3 million, or 5.6% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 1997, the Bank's largest land loan totalled $182,000.

         While only $107,000, or 1.7% of the Bank's land development loans were included in non-performing assets as of December 31, 1997, such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

         Commercial Loans. At December 31, 1997, $4.9 million, or 4.3% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed-rate or an adjustable-rate basis with terms that vary depending on the type of security, if any. At December 31, 1997, approximately 92% of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable-rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 1997, the largest commercial loan was $265,000. As of the same date, commercial loans totalling $28,000 were included in non-performing assets.

         Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

         Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits, and mobile home loans aggregated approximately $ 15.0 million at December 31, 1997, or 13.3% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles) . At December 31, 1997, 85% of the Bank's consumer loans were secured by collateral.

         The Bank's loans secured by deposits are made up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

         The Bank offers both direct and indirect automobile loans. Under the Bank's indirect automobile program, participating automobile dealers receive loan applications from prospective purchasers of automobiles at the point of sale and deliver them to the Bank for processing. The dealer receives a portion of the interest payable on approved loans.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, consumer loans amounting to $152,000 were included in non-performing assets.

         Home Equity Loans. At December 31, 1997, the Bank had outstanding approximately $2.7 million of home equity loans, with unused lines of credit totalling approximately $1.4 million. No home equity loans were included in non-performing assets on that date.

         The Bank's home equity lines of credit are adjustable-rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

         Origination, Purchase and Sale of Loans. The Bank historically has originated its ARMs pursuant to its own underwriting standards which did not conform with the standard criteria of the FHLMC or Federal National Mortgage Association ("FNMA"). The Bank's ARMs varied from secondary market criteria because, among other things, the Bank did not require current property surveys in most cases and did not permit the conversion of those loans to fixed rate loans in the first three years of its term. If the Bank desired to sell its non-conforming ARMs, it may experience difficulty in selling such loans quickly in the secondary market.

         The Bank began underwriting fixed-rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis after the Merger. Prior to the Merger, Citizens also originated loans for sale to the FHLMC and retained servicing rights for a fee of one-fourth of 1% of the principal balance of all loans serviced. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 1997, the Bank serviced $28.6 million in loans sold to the FHLMC.

         The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 1997, the Bank held loans totalling approximately $7.0 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are taken at any of the Bank's six full-service offices.

         The Bank's loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

         Under the Bank's lending policy, a loan officer may approve mortgage loans up to $75,000, a Senior Loan Officer may approve mortgage loans up to $150,000, and the Executive Vice President and President may approve mortgage loans up to $220,000. All other mortgage loans must be approved by at least four members of the Bank's Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $75,000, by a Senior Loan Officer for up to $150,000 and by the Executive Vice President or President up to $300,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $25,000, by a Senior Loan Officer up to $75,000, and by the Executive Vice President and President up to $150,000.

Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $10,000, or by a Senior Loan Officer, the Executive Vice President or the President up to $25,000. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank's Board of Directors.

         The Bank generally requires appraisals on all real property securing its loans and requires an attorney's opinion or title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing its interest if the property is in a flood plain. The Bank also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. The Bank does not require escrow accounts for insurance premiums or taxes.

         The Bank's underwriting standards for consumer and commercial loans are intended to protect against some of the risks inherent in making such loans.
Borrower character, paying habits and financial strengths are important considerations.

         The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 1997, the Bank held in its loan portfolio participations in commercial loans aggregating approximately $343,000 that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

         The following table shows loan origination and repayment activity for the Bank during the periods indicated:

                                                                             Year Ended December 31,
                                                                1997                  1996                  1995
                                                                                 (In thousands)
Loans Originated:
     Residential real estate loans (1)....................     $28,123               $12,452              $  8,023
     Multi-family loans...................................         ---                 1,032                   ---
     Construction loans...................................       5,740                   782                 3,027
     Non-residential real estate loans....................       3,516                 1,095                 1,805
     Land loans...........................................       3,473                   391                   333
     Consumer loans.......................................       8,276                 2,896                 2,412
     Commercial loans.....................................       4,489                   ---                   ---
                                                              --------               -------              --------
         Total loans originated...........................      53,617                18,648                15,600
     Loans acquired through merger........................         ---                49,620                   ---
Reductions:
     Sales................................................       6,930                   ---                   ---
     Principal loan repayments............................      43,220                17,114                13,708
     Transfers from loans to real estate owned............          81                   ---                   ---
                                                              --------               -------              --------
         Total reductions.................................      50,231                17,114                13,708
     Decrease in other items (2)..........................        (377)                 (105)                 (234)
                                                              --------               -------              --------
     Net increase ........................................    $  3,009               $51,049              $  1,658
                                                              ========               =======              ========


(1)      Includes loans originated for sale in the secondary market.

(2) Other items consist of amortization of deferred loan origination costs and the provision for losses on loans.

         Origination and Other Fees. The Bank realizes income from loan origination fees, loan servicing fees, late charges, checking account service charges, and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

         Mortgage  loans are  reviewed  by the Bank on a  regular  basis and are placed on a non-accrual status when management determines that the collectibility of the interest is less than probable or collection of any amount of principal is in doubt. Generally, when loans are placed on non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received. The Bank delivers delinquency notices with respect to all mortgage loans contractually past due 5 to 10 days. When loans are 30 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

         Commercial and consumer loans are treated similarly. Interest income on consumer, commercial and other nonmortgage loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case accrual of interest is discontinued and the loan is written-off, or written down to the fair value of the collateral securing the loan. It is the Bank's policy to recognize losses on these loans as soon as they become apparent.

         Non-performing Assets. At December 31, 1997, $718,000, or .52% of the Bank's total assets, were non-performing loans and non-accruing loans compared to $819,000, or .56%, of the Bank's total assets at December 31, 1996. At December 31, 1997, residential loans and consumer loans accounted for $431,000 and $152,000, respectively, of non-performing assets. The Bank had REO in the amount of $82,000 at December 31, 1997.

         The table below sets forth the amounts and categories of the Bank's non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                           At December 31,
                                            1997                1996             1995
                                            -----              ------           ------
                                                       (Dollars in thousands)
Non-performing assets:
   Non-performing loans..................    $718                $819             $ 8
   Troubled debt restructurings..........     ---                 ---             ---
                                             ----                ----             ---
     Total non-performing loans..........     718                 819               8
   Foreclosed real estate................      82                 ---             ---
                                             ----                ----             ---
     Total non-performing assets.........    $800                $819             $ 8
                                             ====                ====             ===

Non-performing loans to total loans......     .64%               0.73%           0.01%
                                             ====                ====             ===
Non-performing assets to total assets....     .58%               0.56%           0.01%
                                             ====                ====             ===

         At December 31, 1997, the Bank held loans delinquent from 30 to 89 days totalling $4.1 million. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 1997, 1996 and 1995, relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                            At December 31, 1997                          At December 31, 1996

                                    60-89 Days           90 Days or More           60-89 Days           90 Days or More

                                            Principal              Principal              Principal               Principal
                                Number     Balance of     Number   Balance of    Number   Balance of    Number    Balance of
                               of Loans     Loans      of Loans     Loans     of Loans     Loans     of Loans      Loans
                               --------     -----      --------     -----     --------     -----     --------      -----
                                                                                          (Dollars in thousands)
Residential real
   estate loans............      16          $673         12        $431         13         $415          9          $430
Multi-family loans.........     ---           ---        ---         ---        ---          ---        ---           ---
Construction loans.........     ---           ---        ---         ---        ---          ---        ---           ---
Land loans.................     ---           ---          2         107        ---          ---        ---           ---
Non-residential
   real estate loans.......     ---           ---        ---         ---        ---          ---        ---           ---
Consumer loans.............      24           160         22         152         25          116         18            72
Commercial loans...........       2           113          1          28          8           86          6           317
                                  -           ---          -          --          -           --          -           ---
   Total...................      42          $946         37        $718         46         $617         33          $819
                                 ==          ====         ==        ====         ==         ====         ==          ====
Delinquent loans to
   total loans.............                                         1.47%                                            1.29%
                                                                    ====                                             ====


                                        At December 31, 1995

                                 60-89 Days            90 Days or More

                                        Principal                   Principal
                              Number    Balance of    Number        Balance of
                           of Loans      Loans       of Loans         Loans
                           --------      -----       --------         -----

Residential real
   estate loans..........        5         $102            1           ---
Multi-family loans.......      ---          ---          ---           ---
Construction loans.......      ---          ---          ---           ---
Land loans...............      ---          ---          ---           ---
Non-residential
   real estate loans.....        1           23          ---           ---
Consumer loans...........        1            3            4             7
Commercial loans.........      ---          ---          ---           ---

   Total.................        7         $128            5          $  8
                                 =         ====            =          ====
Delinquent loans to
   total loans...........                                             0.23%
                                                                      ====

         Classified assets. Federal regulations and the Bank's Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

         At December 31, 1997, the aggregate amount of the Bank's classified assets and general and specific loss allowances were as follows:

                                                          At December 31, 1997
                                                             (In thousands)

                  Substandard assets.........................   $ 1,097
                  Doubtful assets............................       ---
                  Loss assets................................        23
                                                                 ------
                      Total classified assets................    $1,120
                                                                 ======
                  General loss allowances....................    $1,137
                  Specific loss allowances...................        23
                                                                 ------
                      Total allowances.......................    $1,160
                                                                 ======

         The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 1997. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 1997.

                                                                            Year Ended December 31,
                                                            1997         1996         1995         1994          1993
                                                            ---------------------------------------------------------
                                                                             (Dollars in thousands)
Balance at beginning of period...................          $1,074     $   407        $252          $227          $262
Charge-offs:
     Single-family residential...................             ---         ---         ---           ---           (75)
     Consumer....................................            (254)         (3)        ---            (4)          (25)
     Commercial..................................             (15)        ---         ---           ---           ---
                                                           ------      ------        ----          ----          ----
       Total charge-offs.........................            (269)         (3)        ---            (4)         (100)
Recoveries.......................................              51         ---           5           ---            10
                                                           ------      ------        ----          ----          ----
   Net (charge-offs) recoveries..................            (218)         (3)          5            (4)          (90)
Provision for losses on loans....................             304          22         150            29            55
Increase due to Acquisition......................             ---         648         ---           ---           ---
                                                           ------      ------        ----          ----          ----
   Balance at end of period......................          $1,160      $1,074        $407          $252          $227
                                                            =====        =====        ====         =====         =====
Allowance for loan losses as a percent of
   total loans outstanding.......................            1.04%       0.99%       0.70%         0.45%         0.44%
                                                            =====        =====        ====         =====         =====
Ratio of net (charge-offs) recoveries to average
   loans outstanding.............................           (0.20)%      (0.01)%      0.01%        (0.01)%       (0.17)%
                                                            =====        =====        ====         =====         =====

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loans losses at the dates indicated.


                                                                          At December 31,
                                                 1997                          1996                           1995
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         ------         -----           ------        -----            ------        -----
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Residential real estate............  $     11       69.4%           $   414       68.9%                $157        81.6%
   Nonresidential real estate.........       ---       13.0                264       13.4                  100        12.7
   Consumer loans.....................        12       13.3                132       11.9                   50         5.7
   Commercial loans...................       ---        4.3                200        5.8                  ---         ---
   Unallocated........................     1,137        ---                 64        ---                  100         ---
                                           -----                            --                             ---
     Total............................    $1,160      100.0%            $1,074      100.0%                $407       100.0%
                                          ======      =====             ======      =====                 ====       =====


Investments and Mortgage-Backed Securities

         Investments. The Bank's investment portfolio consists of U.S. government and agency obligations, municipal securities, and Federal Home Loan Bank ("FHLB") stock. At December 31, 1997, approximately $5.2 million, or 3.8%, of the Holding Company's total assets consisted of such investments.

         The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                                           At December 31,
                                                  1997                          1996                          1995
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                          ----          -----            ----         -----             ----         -----
                                                                              (In thousands)
Held to Maturity:
   U.S. Government and
     agency obligations...............     $3,500       $3,444            $5,500       $5,434         $  8,000     $  7,930
Available for Sale:
   U.S. Government and
     agency obligations...............        498          494             2,997        2,980            5,000        5,018
   Muncipal securities................        276          278               474          468              ---          ---
FHLB stock............................        943          943               943          943              610          610
FRB stock.............................        ---          ---                80           80              ---          ---
   Total available for sale...........      1,717        1,715             4,494        4,471            5,610        5,628
                                            -----        -----             -----        -----            -----        -----
     Total investments................     $5,217       $5,159            $9,994       $9,905          $13,610      $13,558
                                           ======       ======            ======       ======          =======      =======

     The following table sets forth the amount of investment securities (excluding FHLB and FRB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997.


                                                                        Amount at December 31, 1997 which matures in
                                                      One Year             One Year              Five Years             After
                                                       or Less           to Five Years          to Ten Years           Ten Years
                                                 Amortized   Average   Amortized  Average    Amortized  Average   Amortized  Average
                                                   Cost       Yield      Cost      Yield       Cost      Yield      Cost      Yield
                                                                             (Dollars in thousands)

U.S. Government and agency obligations.......... $2,500      5.26%     $1,498      5.29%       $  ---        ---%     $---     ---%
Municipal securities............................    ---       ---         ---       ---           276       4.63       ---     ---

         Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for an $18,000 investment in collateralized mortgage obligations, the Bank does not invest in any derivative products.

         Although mortgage-backed securities generally yield less than individual loans originated by the Bank, they present less credit risk. Because mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect the Bank's earnings, particularly in a rising interest rate environment. The mortgage-backed securities portfolio is generally considered to have very low credit risk because they are guaranteed as to principal repayment by the issuing agency.

         In addition, the Bank has purchased adjustable-rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, the Bank is subject to prepayment risk on such adjustable rate mortgage-backed securities. The Bank attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying mortgage loans. However, the Bank is still subject to interest rate risk on such securities if interest rates rise faster than 1% to 2% maximum annual interest rate adjustments on the underlying loans.

         At December 31, 1997, the Bank had $9.0 million of mortgage-backed securities outstanding, $5.4 million of which were classified as held to maturity, and $3.6 million of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

         The following table sets forth the carrying value and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                           At December 31,
                                                  1997                          1996                          1995
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                                                              (In thousands)
Held to Maturity:
   Mortgage-backed
     securities.......................     $5,374       $5,432          $  7,805     $  7,794           $9,917       $9,941
Available for Sale:
   Government
     agency securities................      3,023        2,992             4,466        4,439              ---          ---
   Collateralized mortgage
     obligations......................        627          612               628          602              ---          ---
                                           ------       ------           -------      -------           ------       ------
       Total mortgage-backed
         securities...................     $9,024       $9,036           $12,899      $12,835           $9,917       $9,941
                                           ======       ======           =======      =======           ======       ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997.

                                                                      Amount at December 31, 1997 which matures in
                                                          One Year                    One Year to                 After
                                                           or Less                     Five Years               Five Years
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average     Amortized     Average
                                                     Cost           Yield         Cost           Yield        Cost         Yield
                                                                             (Dollars in thousands)
Mortgage-backed securities
   held to maturity.............................      $981          4.75%        $2,308            6.05%    $2,085          7.47%
Mortgage-backed securities
   available for sale...........................       ---           ---            565            6.67      3,085          6.86
     Total......................................      $981                       $2,873                     $5,170

         The   following   table   sets   forth  the   changes   in  the  Bank's
mortgage-backed securities portfolio for the years ended December 31, 1997, 1996 and 1995.

                                                       Year Ended December 31,
                                              1997              1996              1995
                                             -------          --------          --------
                                                           (In thousands)
Beginning balance..........................  $12,846          $  9,917          $11,328
Purchases..................................    1,350               729              ---
Sales  ....................................   (2,150)              ---              ---
Repayments.................................   (3,072)           (2,110)          (1,417)
Premium and discount
   amortization, net.......................       (1)                2                6
Mortgage-backed securities
   received in Acquisition.................      ---             4,312              ---
Unrealized gains (losses) on securities
   available for sale......................        5                (4)             ---
                                              ------           -------         --------
Ending balance.............................   $8,978           $12,846         $  9,917
                                              ======           =======         ========


Sources of Funds

     General. Deposits have traditionally been the Bank's primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

     Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed-rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Jefferson County. Substantially all of the Bank's depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. The Bank relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also closely prices its deposits in relation to rates offered by its competitors.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its NOW and MMDAs are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions.

      An analysis of the Bank's deposit accounts by type, maturity and rate at December 31, 1997, is as follows:

                                                                    Minimum        Balance at                          Weighted
                                                                    Opening       December 31,          % of            Average
Type of Account                                                     Balance           1997            Deposits           Rate
---------------                                                  ----------      -------------        ---------       ----------
                                                                                       (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts..............................   $    100           $   5,628            4.9%              ---%
   Passbook accounts..........................................         10              21,411           18.7              3.42
   MMDA......................................................         100               8,257            7.2              2.93
   NOW accounts...............................................        100              15,424           13.4              2.57
     Total withdrawable.......................................                         50,720           44.2              2.70
                                                                                     --------          -----              ----
Certificates (original terms):
   I.R.A......................................................        100               7,747            6.7              5.88
   3 months...................................................      2,500                 684             .6              4.24
   6 months...................................................        500               6,324            5.5              4.96
   9 months...................................................        500               1,132            1.0              5.20
   12 months..................................................        500               8,792            7.6              5.19
   15 months..................................................        500              18,159           15.8              5.75
   18 months..................................................        500               1,525            1.3              5.26
   24 months..................................................        500                 618             .5              5.40
   30 months .................................................        500               4,935            4.3              5.64
   36 months..................................................        500               2,836            2.5              7.17
   48 months..................................................        500                 758             .7              6.17
   60 months..................................................        500               2,902            2.5              5.75
   72 months .................................................        500                 ---           ---                 ---
   96 months..................................................        500                 ---           ---                 ---
   120 months.................................................        500                 ---           ---                 ---
Jumbo certificates............................................     99,000               7,823            6.8              5.45
                                                                                     --------          -----              ----
   Total certificates.........................................                         64,235           55.8              5.60
                                                                                     --------          -----              ----
Total deposits................................................                       $114,955          100.0%             4.32%
                                                                                     ========          =====              ====

      The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                            At December 31,
                              1997               1996               1995
                              ------------------------------------------
                                           (In thousands)
4.00 to 4.99%........       $13,016            $11,647          $       98
5.00 to 5.99%........        36,010             41,560              30,116
6.00 to 6.99%........        12,312             11,144              10,731
7.00 to 7.99%........         2,896              2,923                 232
8.00 to 8.99%........             1                  1                 ---
                            -------            -------             -------
   Total.............       $64,235            $67,275             $41,177
                            =======            =======             =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1997. Matured certificates, which have not been renewed as of December 31, 1997, have been allocated based upon certain rollover assumptions.

                                                            Amounts at December 31, 1997
                                    One Year                 Two                  Three             Greater Than
                                     or Less                Years                 Years              Three Years
                                                                   (In thousands)
4.00 to 4.99%..................      $13,012          $         2           $         2           $         2
5.00 to 5.99%..................       26,091                5,740                 1,233                 1,411
6.00 to 6.99%..................        3,872                8,705                 1,258                   ---
7.00 to 7.99%..................        2,866                   20                    10                    10
8.00 to 8.99%..................            1                  ---                   ---                   ---
                                     -------              -------                ------                ------
   Total.......................      $45,842              $14,467                $2,503                $1,423
                                     =======              =======                ======                ======

     The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                            At December 31, 1997
   Maturity Period                                             (In thousands)
   Three months or less...................................          $  418
   Greater than three months through six months...........           2,042
   Greater than six months through twelve months..........           4,200
   Over twelve months.....................................           1,140
                                                                     -----
        Total.............................................          $7,800
                                                                    ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                                    DEPOSIT ACTIVITY
                                                    Balance                     Increase        Balance                   Increase
                                                      at                       (Decrease)         at                     (Decrease)
                                                 December 31,        % of         from       December 31,      % of         from
                                                     1997          Deposits       1996           1996        Deposits       1995
                                                     ---------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts.................  $   5,628          4.9%   $     (323)    $     5,951        4.7%        $5,951
   Passbook accounts.............................     21,411         18.7          (307)         21,718       17.3          3,807
   MMDA..........................................      8,257          7.2        (1,366)          9,623        7.7          2,482
   NOW accounts..................................     15,424         13.4        (5,665)         21,089       16.8         12,085
                                                    --------        -----      --------        --------      -----        -------
     Total withdrawable..........................     50,720         44.2        (7,661)         58,381       46.5         24,325

Certificates (original terms):
   I.R.A.........................................      7,747          6.7          (336)          8,083        6.4          2,300
   3 months......................................        684           .6           477             207         .2            112
   6 months......................................      6,324          5.5            36           6,288        5.0            900
   9 months......................................      1,132          1.0           (36)          1,168         .9          1,168
   12 months.....................................      8,792          7.6        (9,211)         18,003       14.4         10,657
   15 months.....................................     18,159         15.8        11,912           6,247        5.0            277
   18 months.....................................      1,525          1.3        (1,687)          3,212        2.6            (73)
   24 months.....................................        618           .5          (187)            805         .6            805
   30 months ....................................      4,935          4.3        (2,000)          6,935        5.5          1,669
   36 months.....................................      2,836          2.5            62           2,774        2.2          2,774
   48 months.....................................        758           .7           (53)            811         .6            755
   60 months.....................................      2,902          2.5          (496)          3,398        2.7            349
   72 months ....................................        ---         ---            (10)             10        ---            ---
   96 months.....................................        ---         ---           (155)            155         .1            (10)
   120 months....................................        ---         ---             (4)              4        ---            ---
Jumbo certificates...............................      7,823          6.8        (1,352)          9,175        7.3          4,415
                                                    --------        -----      --------        --------      -----        -------
   Total certificates............................     64,235         55.8        (3,040)         67,275       53.5         26,098
                                                    --------        -----      --------        --------      -----        -------
Total deposits...................................   $114,955        100.0%     $(10,701)       $125,656      100.0%       $50,423
                                                    ========        =====      ========        ========      =====        =======

                                                                            DEPOSIT ACTIVITY
                                                    Balance                     Increase        Balance
                                                      at                       (Decrease)         at
                                                 December 31,        % of         from       December 31,      % of
                                                     1995          Deposits       1994           1994        Deposits
                                                     ----------------------------------------------------------------
                                                                                (Dollars in thousands)
Withdrawable:
   Passbook accounts.............................    $17,911         23.8%      $(1,518)        $19,429       25.8%
   MMDA..........................................      7,141          9.5          (511)          7,652       10.1
   NOW accounts..................................      7,941         10.6           529           7,412        9.8
   Super NOW accounts............................      1,063          1.4           332             731        1.0
                                                     -------        -----      --------         -------      -----
     Total withdrawable..........................     34,056         45.3        (1,168)         35,225       46.7

Certificates (original terms):
   I.R.A.........................................      5,783          7.7          (293)          6,076        8.1
   3 months......................................         95          0.1          (348)            443        0.6
   6 months......................................      5,388          7.1        (2,086)          7,474        9.9
   9 months......................................        ---         ---            ---             ---        ---
   12 months.....................................      7,346          9.8        (1,473)          8,819       11.7
   15 months.....................................      5,970         7.9          5,970             ---        ---
   18 months.....................................      3,285          4.4           840           2,445        3.2
   24 months.....................................        ---         ---            ---             ---        ---
   30 months ....................................        ---         ---            ---           6,068        8.0
   36 months.....................................      5,266          7.0          (802)            ---      ---
   48 months.....................................         56          0.1           ---              56        0.1
   60 months.....................................      3,049         4.1           (305)          3,354        4.4
   72 months ....................................         10         ---            ---              10        ---
   96 months.....................................        165          0.2           (35)            200        0.3
   120 months....................................          4         ---             (7)             11        ---
Jumbo certificates...............................      4,760          6.3          (517)          5,277        7.0
                                                     -------        -----      --------         -------      -----
   Total certificates............................     41,177         54.7           944          40,233       53.3
                                                     -------        -----      --------         -------      -----
Total deposits...................................    $75,233        100.0%     $   (224)        $75,458      100.0%
                                                     =======        =====      ========         =======      =====

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At December 31, 1997, the Bank had $2.0 million in borrowings from the FHLB of Indianapolis. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

         The following table presents certain information relating to the Bank's borrowings at or for the years ended December 31, 1997, 1996 and 1995.

                                                                            At or for the Year
                                                                            Ended December 31,
                                                               1997                1996               1995
                                                               -------------------------------------------
                                                                          (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period.......................         $2,000              $1,100            $4,471
   Average balance outstanding for period.............          2,244               1,221             2,967
   Maximum amount outstanding at any
     month-end during the period......................          5,000               2,000             4,471
   Weighted average interest rate
     during the period................................           6.02%               5.16%             5.90%
   Weighted average interest rate
     at end of period.................................           6.12%               7.35%             5.76%

Service Corporation Subsidiaries

         Prior to the Acquisition and Conversion, the Bank had two subsidiaries:
Madison First Service Corporation ("First Service") and McCauley Insurance Agency, Inc. ("McCauley"). First Service was incorporated under the laws of the State of Indiana on July 3, 1973 and owned all of the outstanding capital stock of McCauley. First Service had no other operations. McCauley was organized under the laws of the State of Indiana under the name Builders Insurance Agency, Inc. on August 2, 1957 and changed its name to McCauley Insurance Agency, Inc. on August 29, 1957. McCauley engaged in the sale of general fire and accident, car, home and life insurance to the general public. During the period ended December 31, 1996, McCauley received approximately $200,000 in commissions.

         Upon consummation of the Acquisition, the Bank became a bank holding company, subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). At that time, the insurance operations of McCauley were not permitted under the BHCA, and the Bank was required to divest its ownership of McCauley. On December 17, 1996, the Bank sold McCauley to the Madison Insurance Agency, Inc. for a gain of $141,000. The Bank continues to hold First Service which currently holds rental property but does not otherwise engage in significant business activities.

         The historic consolidated statements of earnings of the Bank and its subsidiaries included elsewhere herein include the operations of First Service and McCauley for the periods prior to the Holding Company's divestment of its ownership of McCauley. All intercompany balances and transactions have been eliminated in the consolidation.

Employees

         As of December 31, 1997, the Bank employed 56 persons on a full-time basis and 7 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

                                   COMPETITION

         The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson County, Indiana. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Jefferson County and which have significantly larger resources available to them than does the Bank. In total, there are 10 financial institutions located in Jefferson County, Indiana, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services they provide borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $12,000.

         The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its securities, and limitations upon other aspects of banking operations. In addition, the Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

         The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to convert either to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or what its effect may be on the Holding Company and the Bank.

Savings and Loan Holding Company Regulation

         As the holding company for the Bank, the Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

         The Holding Company's Board of Directors operates the Holding Company as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) See "--Qualified Thrift Lender." At December 31, 1997, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board, an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1997, the Bank's investment in stock of the FHLB of Indianapolis was $943,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $76,000, for an annual rate of 8.1%.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as the Bank, and for banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "--Assessments" below.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

         On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense during the three-month period ending September 30, 1996, and paid this assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1997, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with either "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of September 30, 1997 would not have been required to deduct any amounts from its total capital available to calculate its risk-based capital requirement.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1997, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank currently is a Tier 1 Institution.

         A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Accordingly, at December 31, 1997, the Bank had available approximately $4.3 million for distribution, without consideration of the restrictions on its capital distributions as a result of the establishment of a liquidation account in connection with the Conversion. See "The Conversion --Effect on Liquidation Rights."

         The OTS has proposed revisions to these regulations which would permit a savings association, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in a maximum amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for expedited processing under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.

         Pursuant to the Plan of Conversion, the Bank has established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. The Bank will not be permitted to pay dividends to the Holding Company if its net worth would be reduced below the amount required for the liquidation account. The Bank must also must file a notice with the OTS 30 days before declaring a dividend to the Holding Company.

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on the Bank's current operations.

Liquidity

         Federal law requires that savings associations maintain an average daily balance of liquid assets in an amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S.
government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1997, the Bank had liquid assets of $5.8 million, and a regulatory liquidity ratio of 19.9%.

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1997, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1997, the Bank was in compliance with its QTL requirement, with approximately 91% of its portfolio assets invested in QTIs.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

         The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

         Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

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

         Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996.

Transactions with Affiliates

         The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between financial institutions and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions deemed to be consistent with safe and sound banking practices for transactions between a financial institution and its affiliates, and restricts the types of collateral security permitted in connection with a financial institution's extension of credit to an affiliate.

Federal Securities Law

         The shares of Common Stock of the Holding Company have been registered with the SEC under the 1934 Act. The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following the Bank's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating - outstanding, satisfactory, needs to improve, and substantial noncompliance - and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated the Bank's record of meeting community credit needs as satisfactory.

                                    TAXATION
Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank can no longer use the percentage of taxable income method of computing its allowable tax bad debt deduction and instead must compute its allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank.

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

         For federal income tax purposes, the Bank has been reporting its income and expenses on the accrual method of accounting. The Bank's federal income tax returns have not been audited in recent years.

         The Holding Company and the Bank do not anticipate electing to file a consolidated federal income tax return for 1997. Accordingly, the Bank will be taxed separately on its earnings.

         The Holding Company is taxed as an ordinary corporation.

State Taxation

         The Bank and the Holding Company are subject to Indiana's Financial Bank Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Bank's state income tax returns have not been audited in recent years.

Current Accounting Issues

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on its relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Holding Company's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Holding Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Holding Company's consolidated financial statements.

Item 2.   Properties.

         The following table provides certain information with respect to the Bank's offices as of December 31, 1997.

                                                        Net Book Value
                                                          of Property
                                             Year         Furniture,         Approximate
                                           Opened or     Fixtures and          Square
Description and Address                    Acquired        Equipment           Footage
                                                     (Dollars in thousands)
Locations in Madison, Indiana
   Downtown Offices:
   233 E. Main Street..................      1952            $372               9,110
   307 W. Main Street..................      1986              20               1,500
   Drive-Through Branch:
   401 E. Main Street..................      1984              73                 375
   Hilltop Locations:
   303 Clifty Drive....................      1973             620               3,250
   430 Clifty Drive....................      1983             349               6,084
   Wal-mart Banking Center
   567 Ivy Tech Drive..................      1995             158                 517
Locations in Hanover, Indiana (1)
   10 Medical Plaza Drive..............      1995             380                 656


(1) As a condition to obtaining regulatory aproval for the Acquisition from the FRB, the Bank commited itself to divest its former branch located at 136 Thornton Road in Hanover. Pursuant to this commitment, the Bank sold this branch to Peoples's Trust Company based in Brookville, Indiana on February 28, 1997.

         The following table provides certain information with respect to real estate owned by the Bank and rented to other entities as of December 31, 1997. Except as otherwise provided below, all real estate listed in the table below is rented on a month-to-month basis, and none of the parcels is subject to any written lease agreement. This property was acquired by the Bank for future expansion of its banking operations.

              Address                         Tenant
              223 E. Main Street
              Madison, Indiana 47250          Vicarious of Madison
                                              (became tenant in July, 1996 and
                                              subject to a two-year lease)
              225 E. Main Street
              Madison, Indiana 47250          Madison Gallery of Fine Art
              227 E. Main Street
              Madison, Indiana 47250          Heitz Photo
              407 E. Jefferson
              Madison, Indiana 47250          MIDCOR

         The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $443,000 at December 31, 1997.

         The Bank operates six automated teller machines ("ATMs"), one at each office location other than its locations at 233 E. Main Street and 307 W. Main Street, and one at Hanover College. The Bank's ATMs participate in the MAC(R) and MagicLine(R) networks.

         Prior to the effective date of the Merger, the Bank had contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. Following the Merger, the Bank performs these services in-house.

Item 3.  Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or the Bank's business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1997.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Bank are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                                Position with           Position with
       Name                     Bank                    First Federal
       ----                     ----                    -------------
   James E. Fritz               President and Chief      President and Chief
                                Executive Officer        Executive Officer
   Lonnie D. Collins            Secretary                Secretary
   Larry C. Fouse               Controller               Controller

         James E. Fritz (age 35) has served as The Bank's President and Chief Executive Officer since August, 1995, as the Holding Company's President and Chief Executive Officer since 1996. Prior to that Mr. Fritz served as the Chief Financial Officer of the First Federal Savings Bank of Kokomo until January, 1995, and as a consultant to National City Corporation from January, 1995 to August, 1995.

         Lonnie D. Collins (age 49) has served as Secretary of the Bank since September, 1994, and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October, 1975 and has served as The Bank's outside counsel since 1980.

         Larry C. Fouse (age 52) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens, and from 1989 to 1993, served as Citizens' Vice President and Operations Officer.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "RIVR." The Holding Company's shares began to trade on December 20, 1996. The high and low bid prices for the 1997 fiscal year were $19.00 and $13.00, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders directly depends upon the ability of the Bank to pay dividends to the Holding Company and upon the earnings on its investment securities.

         Under current federal income tax law, dividend distributions to the Holding Company, to the extent that such dividends paid are from the current or accumulated earnings and profits of the Bank (as calculated for federal income tax purposes), will be taxable as ordinary income to the Holding Company and will not be deductible by the Bank. Because the Holding Company and the Bank do not file a consolidated federal income tax return however, the dividends will be eligible for a 100% dividends-received deduction by the Holding Company. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income tax liability for the Bank. Moreover, the Bank may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

         Generally, there is no OTS regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. The FDIC also has authority under current law to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the Bank's financial condition. Indiana law, however, would prohibit the Holding Company from paying a dividend, if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

         The Bank paid dividends to its shareholders in 1997 in the amount of $.13 per outstanding share of common stock.

Item 6.       Selected Consolidated Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 4 and 5 of the Holding Company's 1997 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 6 through 21 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation.

         An important component of the Bank's asset/liability management policy includes examining the interest rate sensitivity of its assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to mitigate the interest rate risk inherent in the historical business of savings associations, the origination of long-term loans funded by short-term deposits, by pursuing certain strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.

         A key component of the Bank's strategy in managing interest rate risk is to emphasize the origination of adjustable rate mortgage loans. As of December 31, 1997, approximately 81% of the Bank's portfolio of one- to four-family mortgage loans had adjustable rates.

         Management believes it is critical to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by its Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         The following table presents an analysis prepared by Baxter Capital Management ("BCM"), the Bank's investment advisors, of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve up and down 300 basis points, as of September 30, 1997. To estimate the NPV of mortgage loans and mortgage-backed securities, the BCM model utilizes various price indications and prepayment rates. On September

30, 1997, these price indications varied from 104.92 to 94.60 for fixed-rate mortgage loans and mortgage-backed securities and varied from 103.51 to 94.84 for adjustable-rate mortgage loans and mortgage-backed securities. Prepayment rates ranged from 36.34 to 8.84 for fixed-rate mortgage loans and mortgage backed securities and ranged from 18.7% to 8.6% for adjustable-rate mortgage loans and mortgage-backed securities.

         To estimate the NPV of certificates of deposit ("CD's"), the BCM model utilizes price indications given specific information about the CD's yield, remaining maturity and compounding. On September 30, 1997, price indications varied from 102.27 to 98.06 for CD's.

         To estimate price indications of savings deposit accounts with no specific maturity, the BCM model utilizes a regression model of consumer responses to spreads between market rates and deposit rates and a regression model of institutional deposit rate responses to market rates. On September 30, 1997, money market deposit account price indications varied from 97.78 to 90.88. Passbook account price indications varied from 105.06 to 91.07 while transactions account price indications varied from 103.87 to 84.16.



                                                                         CHANGE IN TREASURY CURVEPAR AMT
ASSET/LIABILITY TYPE                                                -300 BP        0 BP        +300 BP      (000)
FIXED RATE MORTGAGE LNS &            PRICE INDICATION                104.92       101.10        94.60    43,589
MORTGAGE-BACKED SECS                 AVG PREPAYMENT CPR               36.3         15.3          8.8

ADJUSTABLE RATE MORTGAGE LNS &       PRICE INDICATION                103.51        99.96        94.84    74,802
MORTGAGE-BACKED SECS                 AVG PREPAYMENT CPR               18.7         11.5          8.6

CERTIFICATES OF DEPOSIT              PRICE INDICATION                102.27       100.10        98.06    63,584

MONEY MARKET DEPOSIT ACCOUNTS        PRICE INDICATION                 97.78        92.80        90.88     8,508

PASSBOOK ACCOUNTS                    PRICE INDICATION                105.06        95.40        91.07    21,211

TRANSACTIONS ACCOUNTS                PRICE INDICATION                103.87        93.21        84.16    21,907


          NPV OF             CHANGE                         NET PORTFOLIO VALUE                   NPV AS % OF PV OF ASSETS
          ASSETS             IN RATE          $ AMOUNT           $ CHANGE         % CHANGE       NPV RATIO          CHANGE
         131,211             +300 BP           17,624            -2,664            -13.1             13.43          -124 BP
         138,250                0 BP           20,288                 0                0             14.67             0 BP
         142,879             -300 BP           18,716            -1,572             -7.7             13.10          -157 BP

         This chart illustrates, for example, that a 300 basis point (or 3%) increase in interest rates would result in a $2.6 million (or 13.1%) decrease in the net portfolio value of the Bank's assets. This hypothetical increase in interest rates would also result in a 124 basis point (or 1.24%) decrease in the ratio of the net portfolio value to the present value of the Bank's assets.

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

         Senior management regularly monitors the Bank's interest rate risk position and employs various strategies to control its exposure to interest rate risk. The Bank's primary method of controlling market risk exposure is to actively adjust the composition and pricing of its interest-earning assets and interest-bearing liabilities.

Item 8.   Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 23 through 59 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                                     PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held April 27, 1998 (the"1998 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 11.      Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 and 6 of the 1998 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 1 through 3 of the 1998 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to pages 6 through 8 of the 1998 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

                                                                  Annual Report
         Financial Statements                                       Page No.

         Independent Auditor's Report.............................      23

         Consolidated Statements of Financial Condition
         at December 31, 1997, and 1996...........................      24-25

         Consolidated Statements of Earnings for the
         Years Ended December 31, 1997, 1996, and 1995............      26

         Consolidated Statements of Changes
         in Shareholders' Equity for the Years Ended
         December 31, 1997, 1996, and 1995........................      27

         Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996, and 1995..................      28-29

         Notes to Consolidated Financial Statements...............      30-59

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

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

         RIVER VALLEY BANCORP



Date:  March 31, 1998                           By: /s/ James E. Fritz
                                                James E. Fritz, President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1998.

     Signatures                            Title                    Date

(1)  Principal Executive Officer:



      /s/ James E. Fritz                                       )
     James E. Fritz                    President and           )
                                       Chief Executive Officer )
                                                               )
                                                               )
(2)  Principal Financial and                                   )
     Accounting Officer:                                       )
                                                               )
                                                               )
     /s/ Larry C. Fouse                Treasurer               )
     Larry C. Fouse                                            )
                                                               )
                                                               )  March 31, 1998
                                                               )
(3)  The Board of Directors:                                   )
                                                               )
                                                               )
     /s/ Robert W. Anger               Director                )
     Robert W. Anger                                           )
                                                               )
                                                               )
     /s/ Jonnie L. Davis               Director                )
     Jonnie L. Davis                                           )
                                                               )
                                                               )
     /s/ Cecil L. Dorten               Director                )
     Cecil L. Dorten                                           )
                                                               )
                                                               )
      /s/ James E. Fritz                                       )
     James E. Fritz                    Director                )
                                                               )
                                                               )
     /s/ Michael J. Hensley            Director                )
     Michael J. Hensley                                        )
                                                               )
                                                               )
     /s/ Earl W. Johann                Director                )  March 31, 1998
     Earl W. Johann                                            )
                                                               )
                                                               )
     /s/ Fred W. Koehler               Director                )
     Fred W. Koehler                                           )
                                                               )

                                  EXHIBIT INDEX

Exhibit No.            Description                                        Page

         2 Plan of Acquisition, Reorganizaztion, Arrangment, Liquidation or Succession

         3 (1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-05121) (the "Registration Statement")

         (2)      Registrant's Amended Code of By-Laws are included as
                  Exhibit 3(2) hereto.

         10(5) Employment Agreement between River Valley Financial Bank, as successor to Madison First Federal Savings and Loan Association and James E. Fritz is incorporated by reference to Exhibit 10(5) to the Registration Statement

         (6) Employment Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Robert D. Hoban is incorporated by reference to Exhibit 10(6) to the Registration Statement

         (8) Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10(8) to the Registration Statement

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

         (14) Director Deferred Compensation Joinder Agreement -- James E. Fritz is incorporated by reference to
                  Exhibit 10(14) to the Registration Statement

         (15) Director Deferred Compensation Joinder Agreement -- Michael Hensley is incorporated by reference to
                  Exhibit 10(15) to the Registration Statement

         (18) Special Termination Agreement between River Valley Financial Bank, as successor to Madison First Federal Savings and Loan Association and Robert W. Anger is incorporated by reference to Exhibit 10(18) to the Registration Statement

         (20) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Larry Fouse is incorporated by reference to Exhibit 10(20) to the Registration Statement

         (21) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Mark Goley is incorporated by reference to Exhibit 10(21) to the Registration Statement

         (22) Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

         (23) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Robyne Hart

         13       Shareholder Annual Report

         21       Subsidiaries of the Registrant

         27.1     Financial Data Schedule (filed electronically)

         27.2     Restated Financial Data Schedule (1996)
                  (filed electronically)