Form 10QSB
period 1998-03-31
RIVER VALLEY BANCORP
filed 1998-05-15
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                               ---------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 2-47541

                              RIVER VALLEY BANCORP
             (Exact name of registrant as specified in its charter)

Indiana                                                      35-1984567
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

303 Clifty Drive
Madison, Indiana                                                47250
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

Yes   X                                                 No

As of May 11, 1998, the latest practicable date 1,190,250 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 16 pages

                              River Valley Bancorp

                                      INDEX

                                                                        Page

PART I  - FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                3

             Consolidated Statements of Earnings                           4

             Consolidated Statements of Comprehensive Income               5

             Consolidated Statements of Cash Flows                         6

             Notes to Consolidated Financial Statements                    8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   11


PART II - OTHER INFORMATION                                               15

SIGNATURES                                                                16

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                    $  2,967            $  3,542
Federal funds sold                                                                            1,100                 300
Interest earning deposits in other financial institutions                                     1,331               1,026
                                                                                            -------             -------
         Cash and cash equivalents                                                            5,398               4,868

Certificates of deposit in other financial institutions                                         598                 897
Investment securities designated as available for sale - at market                              775                 772
Investment securities - at amortized cost, approximate market value of
  $3,457 and $3,444 as of March 31, 1998 and December 31, 1997                                3,500               3,500
Mortgage-backed securities designated as available for sale - at market                       3,479               3,604
Mortgage-backed and related securities - at cost, approximate market
  value of $4,820 and $5,432 as of March 31, 1998 and December 31, 1997                       5,203               5,374
Loans receivable - net                                                                      107,827             111,319
Loans held for sale - at lower of cost or market                                                832                 684
Office premises and equipment - at depreciated cost                                           2,113               2,065
Real estate acquired through foreclosure                                                         82                  82
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                            898                 916
Accrued interest receivable on mortgage-backed and related securities                           179                 117
Accrued interest receivable on investments and interest-earning deposits                         75                  65
Goodwill, net of accumulated amortization                                                       239                 245
Cash surrender value of life insurance                                                          791                 776
Prepaid expenses and other assets                                                               186                 141
Prepaid federal income taxes                                                                    197                  -
Deferred tax asset                                                                              533                 681
                                                                                            -------             -------

         Total assets                                                                      $133,848            $137,049
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $113,621            $114,955
Advances from the Federal Home Loan Bank                                                         -                2,000
Advances by borrowers for taxes and insurance                                                    64                  53
Accrued interest payable                                                                        402                 463
Other liabilities                                                                             1,440               1,524
Dividends payable                                                                                60                  60
Accrued federal income taxes                                                                     -                    5
                                                                                            -------            --------
         Total liabilities                                                                  115,587             119,060

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued and outstanding                                                      -                   -
  Additional paid in capital                                                                 11,229              11,229
  Retained earnings - substantially restricted                                                8,058               7,797
  Shares acquired by stock benefit plans                                                     (1,005)             (1,005)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (21)                (32)
                                                                                            -------            -------
         Total stockholders' equity                                                          18,261              17,989
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $133,848            $137,049
                                                                                            =======             =======


                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)

                                                                              1998          1997
Interest income
  Loans                                                                     $2,280        $2,201
  Mortgage-backed and related securities                                       128           206
  Investment securities                                                         56            87
  Interest-earning deposits and other                                           66           117
                                                                             -----         -----
         Total interest income                                               2,530         2,611

Interest expense
  Deposits                                                                   1,194         1,250
  Borrowings                                                                    34             4
                                                                             -----         -----
         Total interest expense                                              1,228         1,254
                                                                             -----         -----

         Net interest income                                                 1,302         1,357

Provision for losses on loans                                                   75            96
                                                                             -----         -----

         Net interest income after provision for losses on loans             1,227         1,261

Other income
  Insurance commissions                                                         -             12
  Gain on sale of investment securities                                         -              2
  Gain (loss) on sale of loans                                                  96            (4)
  Gain on sale of office premises and equipment                                 -            203
  Service fees, charges and other operating                                    208           198
                                                                             -----         -----
         Total other income                                                    304           411

General, administrative and other expense
  Employee compensation and benefits                                           585           561
  Occupancy and equipment                                                       94           128
  Federal deposit insurance premiums                                            11            10
  Amortization of goodwill                                                       6             6
  Data processing                                                               32            70
  Other operating                                                              288           313
                                                                             -----         -----
         Total general, administrative and other expense                     1,016         1,088
                                                                             -----         -----

         Earnings before income taxes                                          515           584

Income taxes
  Current                                                                       52           250
  Deferred                                                                     142            (7)
                                                                             -----         -----
         Total income taxes                                                    194           243
                                                                             -----         -----

         NET EARNINGS                                                       $  321        $  341
                                                                             =====         =====

         EARNINGS PER SHARE
           Basic                                                              $.29          $.31
                                                                              ===           ===

           Diluted                                                            $.28          $.31
                                                                               ===           ===

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                            1998           1997
Net earnings                                                $321           $341

Unrealized gains (losses) during the period                   11            (47)
                                                            ----           ----

Comprehensive income                                        $332           $294
                                                             ===            ===


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                $    321           $   341
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net                                             23                 1
    Gain on sale of investment securities designated as available for sale                         -                 (2)
    Loans originated for sale in the secondary market                                          (5,676)             (944)
    Proceeds from sale of loans in the secondary market                                         5,562             1,072
    (Gain) loss on sale of loans                                                                  (34)                4
    Amortization of deferred loan origination costs                                                24                20
    Provision for losses on loans                                                                  75                96
    Depreciation and amortization                                                                  55                49
    Amortization of goodwill                                                                        6                 6
    Proceeds from sale of office premises and equipment                                            -                407
    Gain on sale of office premises and equipment                                                  -               (203)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         18                49
      Accrued interest receivable on mortgage-backed and related securities                       (62)               (8)
      Accrued interest receivable on investments and interest-
        earning deposits                                                                          (10)              113
      Prepaid expenses and other assets                                                           (45)              (26)
      Accrued interest payable                                                                    (61)              (39)
      Other liabilities                                                                           (84)               14
      Income taxes
        Current                                                                                  (202)               95
        Deferred                                                                                  142                (7)
                                                                                              -------             -----
         Net cash provided by operating activities                                                 52             1,038

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -              2,000
  Proceeds from sale of investment securities designated as available for sale                     -              2,002
  Purchase of mortgage-backed securities                                                           -                (67)
  Principal repayments on mortgage-backed securities                                              287               650
  Loan principal repayments                                                                    12,105             7,251
  Loan disbursements                                                                           (8,712)           (7,225)
  Purchase of office equipment                                                                   (103)               (9)
  (Increase) decrease in certificates of deposit in other financial institutions - net            299              (199)
  Increase in cash surrender value of life insurance                                              (15)              (11)
                                                                                              -------             -----
         Net cash provided by investing activities                                              3,861             4,392
                                                                                              -------             -----

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                3,913             5,430
                                                                                              -------             -----

                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 1998              1997
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                               $3,913            $5,430

Cash flows provided by (used in) financing activities:
  Decrease in deposit accounts                                                                 (1,334)           (6,995)
  Proceeds from Federal Home Loan Bank advances                                                 1,000                -
  Repayment of Federal Home Loan Bank advances                                                 (3,000)             (600)
  Dividends paid on common stock                                                                  (60)               -
  Advances by borrowers for taxes and insurance                                                    11                14
                                                                                                -----             -----
         Net cash used in financing activities                                                 (3,383)           (7,581)
                                                                                                -----             -----

Net increase (decrease) in cash and cash equivalents                                              530            (2,151)

Cash and cash equivalents at beginning of period                                                4,868             8,685
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $5,398            $6,534
                                                                                                =====             =====


Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
    Federal income taxes                                                                       $   -             $  108
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $1,289            $1,293
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                             $   -             $   82
                                                                                                =====             =====

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $   11            $  (47)
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                               $   62            $   -
                                                                                                =====             ====


                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 1998 and 1997


River Valley Bancorp (the "Corporation") is a financial institution holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank ("River Valley Financial" or the "Bank"). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley Financial's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiary, the Bank and the Bank's subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

                              River Valley Bancorp

            For the three month periods ended March 31, 1998 and 1997


3.  Effect of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on River Valley's consolidated financial position or results of operations.

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

                              River Valley Bancorp

3.  Effect of Recent Accounting Pronouncements (continued)

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective January 1, 1998, as required, without material adverse effect on the Corporation's financial statements.

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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 83,124 and 95,220 unallocated ESOP shares at March 31, 1998 and 1997, respectively, totaled 1,107,126 and 1,095,030 for the three month periods ended March 31, 1998 and 1997, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,340 and 1,095,030 for the three month periods ended March 31, 1998 and 1997, respectively.

5.  Reclassifications

Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the March 31, 1998 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1998 and 1997


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of the year 2000 on information technology systems and the effect of certain recent accounting pronouncements.


Discussion of Financial Condition Changes from December 31, 1997 to March 31,
1998

At March 31, 1998, River Valley's consolidated assets totaled $133.8 million, a decrease of $3.2 million, or 2.3%, from the December 31, 1997 total of $137.0 million. The decrease in assets resulted primarily from a decrease in the deposit portfolio of $1.3 million and a decrease in advances from the Federal Home Loan Bank of $2.0 million, which were partially offset by an increase in undistributed net earnings of $261,000.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) increased by $231,000 from December 31, 1997 levels, to a total of $6.0 million at March 31, 1998. Mortgage-backed securities decreased by $296,000, or 3.3%, to a total of $8.7 million at March 31, 1998, primarily due to principal repayments of $287,000.

Loans receivable, including loans held for sale, totaled $108.7 million at March 31, 1998, a decrease of $3.3 million, or 3.0%, from the $112.0 million total at December 31, 1997. The decrease resulted primarily from principal repayments of $11.9 million and sales of $5.5 million, which were partially offset by loan originations during the period of $14.4 million. Loan origination volume during the current quarter exceeded that of the 1997 quarter by $6.2 million, or 72.2%.

The Corporation's consolidated allowance for loan losses totaled $1.1 million and $1.2 million at March 31, 1998 and December 31, 1997, respectively, which represented 1.0% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $745,000 and $718,000 at March 31, 1998 and December 31, 1997, respectively.

Although management believes that its allowance for loan losses at March 31, 1998, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Discussion of Financial Condition Changes from December 31, 1997 to March 31, 1998 (continued)

Deposits decreased by $1.3 million, or 1.2%, to a total of $113.6 million, compared to the $115.0 million total at December 31, 1997. The decrease is primarily attributed to increased competition from other local institutions.

There were no advances from the Federal Home Loan Bank outstanding at March 31, 1998, a decrease of $2.0 million, or 100%, from the December 31, 1997 balance. The decrease was due to current period repayments of $3.0 million, offset by borrowings of $1.0 million. Management decided to utilize loan repayments to repay borrowings.

Stockholders' equity totaled $18.3 million at March 31, 1998, an increase of $272,000, or 1.5%, over the $18.0 million total at December 31, 1997. The increase resulted primarily from current period earnings of $321,000 and an $11,000 decrease in the unrealized losses on securities designated as available for sale, partially offset by the declaration and payment of dividends totaling $60,000. The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1998, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997

General

River Valley's net earnings for the three months ended March 31, 1998, totaled $321,000, a decrease of $20,000, from the $341,000 net earnings reported in the comparable 1997 period. The decrease in earnings in the 1998 period is primarily attributable to a decrease in the gain on sale of office premises and equipment of $203,000, which was partially offset by an increase of $100,000 in the gain on sale of loans, a decrease of $72,000 in general, administrative and other expense, a $49,000 decrease in the provision for federal income taxes and a $21,000 decrease in the provision for losses on loans.

Net Interest Income

Total interest income for the three months ended March 31, 1998, amounted to $2.5 million, a decrease of $81,000, or 3.1%, from the comparable period in 1997, reflecting the effects of decline in average interest-earning assets outstanding, partially offset by an increase in yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.4 million for each of the three months ended March 31, 1998 and 1997. Interest income on investments and interest-earning deposits decreased by $82,000, or 40.2%, due to a decrease in the average balance outstanding of $4.4 million and an approximate 75 basis point decrease in yield from the comparable 1997 period.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $56,000, or 4.5%, to a total of $1.2 million for the three months ended March 31, 1998, due primarily to a $8.8 million decrease in the average balance of deposits outstanding, which was partially offset by an increase in the weighted-average cost of deposits of 11 basis points, to 4.15% in 1998. Interest expense on borrowings totaled $34,000 for the three months ended March 31, 1998, an increase of $30,000 over the comparable period in 1997. The increase resulted primarily from an increase in average borrowings outstanding year-to-year, coupled with an increase in average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $55,000, or 4.1%, for the three months ended March 31, 1998, compared to the comparable period in 1997. The interest rate spread increased by approximately 17 basis points for the three months ended March 31, 1998, to 4.20% from 4.03% in the 1997 period, while the net interest margin remained virtually unchanged at 4.03%.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $75,000 provision for losses on loans for the three months ended March 31, 1998. While management believes that the allowance for losses on loans is adequate at March 31, 1998, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $107,000, or 26.0%, for the three months ended March 31, 1998, as compared to the same period in 1997, due primarily to a $203,000 gain on sale of office premises and equipment recorded during the three months ended March 31, 1997, coupled with a $12,000 decrease in insurance commissions, which were partially offset by a $100,000 increase on gain on sale of loans and a $10,000 increase from service fees, charges, and other operating income. The gain on sale of office premises resulted from River Valley's sale of a branch office facility, located in Hanover, Indiana, which was consummated on February 28, 1997, as required in accordance with the terms of regulatory approval of the acquisition of Citizens. The decline in insurance commissions resulted from River Valley's sale of its insurance agency subsidiary.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended March 31, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $72,000, or 6.6%, during the three months ended March 31, 1998, compared to the same period in 1997. This decrease resulted primarily from a $38,000, or 54.3%, decrease in data processing expense, a $34,000, or 26.6%, decrease in occupancy and equipment expense and a $25,000, or 8.0%, decrease in other operating expense, which were partially offset by a $24,000, or 4.3%, increase in employee compensation and benefits. The decrease in general, administrative and other expense can be partially attributed to the economies recognized from the merger of the two institutions in November 1997 and the sale of the Hanover branch during February 1997.

Income Taxes

The provision for income taxes decreased by $49,000, or 20.2%, for the three months ended March 31, 1998, as compared to the same period in 1997. This decrease resulted primarily from a decrease in net earnings before tax of $69,000, or 11.8%. The effective tax rates were 37.7% and 41.6% for the three months ended March 31, 1998 and 1997, respectively.

Other Matters

As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Bank has not identified any specific expenses that are reasonably likely to be incurred by the Bank in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                              River Valley Bancorp

                                     PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:              None

         Exhibit 27: Financial Data Schedule for the three month period ended March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        May 11, 1998                           By: /s/James E. Fritz
       -----------------------------                    -----------------
                                                        James E. Fritz
                                                        CEO/President



Date:        May 11, 1998                            By: /s/Larry C. Fouse
       -----------------------------                     -----------------
                                                         Larry C. Fouse
                                                         Chief Financial Officer