Form 10QSB
period 1998-06-30
RIVER VALLEY BANCORP
filed 1998-08-14
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1998
                               --------------------------------

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

Yes   X                                                    No

As of August 10, 1998, the latest practicable date 1,190,250 shares of the registrant's common stock, without par value, were issued and outstanding.









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


                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                    $  1,715            $  3,542
Federal funds sold                                                                              700                 300
Interest earning deposits in other financial institutions                                     1,454               1,026
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,869               4,868

Certificates of deposit in other financial institutions                                         200                 897
Investment securities designated as available for sale - at market                              776                 772
Investment securities - at amortized cost, approximate market value of
  $2,462 and $3,444 as of June 30, 1998 and December 31, 1997                                 2,500               3,500
Mortgage-backed securities designated as available for sale - at market                       2,913               3,604
Mortgage-backed and related securities - at cost, approximate market
  value of $4,720 and $5,432 as of June 30, 1998 and December 31, 1997                        4,777               5,374
Loans receivable - net                                                                      109,022             111,319
Loans held for sale - at lower of cost or market                                              5,186                 684
Office premises and equipment - at depreciated cost                                           2,099               2,065
Real estate acquired through foreclosure                                                         82                  82
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                            958                 916
Accrued interest receivable on mortgage-backed and related securities                           159                 117
Accrued interest receivable on investments and interest-earning deposits                         81                  65
Goodwill, net of accumulated amortization                                                       232                 245
Cash surrender value of life insurance                                                          800                 776
Prepaid expenses and other assets                                                               243                 141
Prepaid federal income taxes                                                                    271                  -
Deferred tax asset                                                                              572                 681
                                                                                            -------             -------

         Total assets                                                                      $135,683            $137,049
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $110,453            $114,955
Advances from the Federal Home Loan Bank                                                      5,000               2,000
Advances by borrowers for taxes and insurance                                                    28                  53
Accrued interest payable                                                                        406                 463
Other liabilities                                                                             1,241               1,524
Dividends payable                                                                                65                  60
Accrued federal income taxes                                                                     -                    5
                                                                                            -------             -------
         Total liabilities                                                                  117,193             119,060

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued and outstanding                                                      -                   -
  Additional paid in capital                                                                 11,229              11,229
  Retained earnings - substantially restricted                                                8,305               7,797
  Shares acquired by stock benefit plans                                                     (1,026)             (1,005)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (18)                (32)
                                                                                            -------             -------
         Total stockholders' equity                                                          18,490              17,989
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $135,683            $137,049
                                                                                            =======             =======



                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                          Six months ended            Three months ended
                                                                              June 30,                     June 30,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $4,576       $4,487          $2,296       $2,286
  Mortgage-backed and related securities                                  249          384             121          178
  Investment securities                                                   104          156              48           69
  Interest-earning deposits and other                                     128          196              62           79
                                                                        -----        -----           -----        -----
         Total interest income                                          5,057        5,223           2,527        2,612

Interest expense
  Deposits                                                              2,346        2,451           1,152        1,201
  Borrowings                                                               56           34              22           30
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,402        2,485           1,174        1,231
                                                                        -----        -----           -----        -----

         Net interest income                                            2,655        2,738           1,353        1,381

Provision for losses on loans                                             150          170              75           74
                                                                        -----        -----           -----        -----

         Net interest income after provision for losses on loans        2,505        2,568           1,278        1,307

Other income
  Insurance commissions                                                    -             7              -            -
  Gain on sale of investment and mortgage-backed securities                -             3              -             1
  Gain on sale of loans                                                   127           14              31           18
  Gain on sale of office premises and equipment                            -           203              -            -
  Service fees, charges and other operating                               411          397             203          194
                                                                        -----        -----           -----        -----
         Total other income                                               538          624             234          213

General, administrative and other expense
  Employee compensation and benefits                                    1,168        1,082             583          521
  Occupancy and equipment                                                 223          248             129          120
  Federal deposit insurance premiums                                       20           15               9            9
  Amortization of goodwill                                                 13           14               7            8
  Data processing                                                          56          133              24           63
  Other operating                                                         517          568             229          251
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,997        2,060             981          972
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                   1,046        1,132             531          548

Income taxes
  Current                                                                 310          488             258          238
  Deferred                                                                102          (21)            (40)         (14)
                                                                        -----        -----           -----        -----
         Total income taxes                                               412          467             218          224
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  634       $  665          $  313       $  324
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.57         $.61            $.28         $.30
                                                                          ===          ===             ===          ===

           Diluted                                                       $.56         $.61            $.28         $.30
                                                                          ===          ===             ===          ===


                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
Net earnings                                                                                     $634              $665

Unrealized holding gains (losses) during the period, net of tax                                    14               (19)

Reclassification adjustment for gains on sale of securities included
  in net earnings, net of related taxes                                                            -                 13
                                                                                                  ---               ---

Comprehensive income                                                                             $648              $659
                                                                                                  ===               ===

Accumulated other comprehensive losses                                                          $ (18)            $ (70)
                                                                                                 ====              ====


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                 $   634           $   665
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net                                             24                (2)
    Gain on sale of investment and mortgage-backed securities designated
      as available for sale                                                                        -                 (3)
    Loans originated for sale in the secondary market                                         (12,538)           (1,396)
    Proceeds from sale of loans in the secondary market                                         8,090             2,188
    Loss (gain) on sale of loans                                                                  (54)                8
    Amortization of deferred loan origination costs                                                52                21
    Provision for losses on loans                                                                 150               170
    Depreciation and amortization                                                                 105                98
    Amortization of goodwill                                                                       13                14
    Proceeds from sale of office premises and equipment                                            -                402
    Gain on sale of office premises and equipment                                                  -               (203)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (42)              (74)
      Accrued interest receivable on mortgage-backed securities                                   (42)               19
      Accrued interest receivable on investments and interest-
        earning deposits                                                                          (16)               86
      Prepaid expenses and other assets                                                          (102)               51
      Accrued interest payable                                                                    (57)              (17)
      Other liabilities                                                                          (278)               23
      Income taxes
        Current                                                                                  (276)              (23)
        Deferred                                                                                  102               (21)
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                   (4,235)            2,006

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,000             2,000
  Proceeds from sale of investment securities designated as available for sale                     -              2,200
  Proceeds from sale of mortgage-backed securities designated as available for sale                -              1,158
  Purchase of Federal Reserve Bank stock                                                           -                (64)
  Purchase of mortgage-backed securities designated as available for sale                          -                (67)
  Principal repayments on mortgage-backed and related securities                                1,281             1,378
  Loan principal repayments                                                                    19,906            17,271
  Loan disbursements                                                                          (17,811)          (22,206)
  Purchase of office equipment                                                                   (139)              (50)
  (Increase) decrease in certificates of deposit in other financial institutions - net            697              (796)
  Increase in cash surrender value of life insurance                                              (24)              (19)
                                                                                              -------            ------
         Net cash provided by investing activities                                              4,910               805
                                                                                              -------            ------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                  675             2,811
                                                                                              -------            ------



                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1998              1997
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                              $   675            $2,811

Cash flows provided by (used in) financing activities:
  Decrease in deposit accounts                                                                 (4,502)           (9,636)
  Proceeds from Federal Home Loan Bank advances                                                 6,000             5,000
  Repayment of Federal Home Loan Bank advances                                                 (3,000)           (1,100)
  Purchase of shares for stock benefit plan                                                       (21)               -
  Dividends paid on common stock                                                                 (126)               -
  Advances by borrowers for taxes and insurance                                                   (25)              (15)
                                                                                                -----             -----
         Net cash used in financing activities                                                 (1,674)           (5,751)
                                                                                                -----             -----

Net decrease in cash and cash equivalents                                                        (999)           (2,940)

Cash and cash equivalents at beginning of period                                                4,868             8,685
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $3,869            $5,745
                                                                                                =====             =====


Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                      $   271           $   344
                                                                                               ======            ======

    Interest on deposits and borrowings                                                        $2,459            $2,502
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                             $   -           $     82
                                                                                                =====           =======

  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                     $     14          $    (19)
                                                                                              =======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $     73          $     22
                                                                                              =======           =======

                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended June 30, 1998 and 1997


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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

3.  Effect of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying

                              River Valley Bancorp

        For the six and three month periods ended June 30, 1998 and 1997


3.  Effect of Recent Accounting Pronouncements (continued)

amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective January 1, 1998, as required, without material effect on the Corporation's financial statements.

                              River Valley Bancorp

        For the six and three month periods ended June 30, 1998 and 1997


3.  Effect of Recent Accounting Pronouncements (continued)

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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 83,124 and 95,220 unallocated ESOP shares at June 30, 1998 and 1997, respectively, totaled 1,107,126 and 1,095,090 for each of the six and three month periods ended June 30, 1998 and 1997, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,729 and 1,095,090 for each of the six and three month periods ended June 30, 1998 and 1997, respectively.

5.  Reclassifications

Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the June 30, 1998 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 1998 and 1997


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


Discussion of Financial Condition Changes from December 31, 1997 to June 30,
1998

At June 30, 1998, River Valley's consolidated assets totaled $135.7 million, a decrease of $1.4 million, or 1.0%, from the December 31, 1997 total of $137.0 million. The decrease in assets resulted primarily from a decrease in the deposit portfolio of $4.5 million, which was partially offset by an increase in advances from the Federal Home Loan Bank of $3.0 million.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) decreased by $1.7 million from December 31, 1997 levels, to a total of $4.1 million at June 30, 1998. Mortgage-backed and investment securities decreased by $2.3 million, or 17.2%, to a total of $11.0 million at June 30, 1998, primarily due to maturities of investments of $1.0 million and principal repayments of mortgage-backed and related securities totaling $1.3 million.

Loans receivable, including loans held for sale, totaled $114.2 million at June 30, 1998, an increase of $2.2 million, or 2.0%, from the $112.0 million total at December 31, 1997. The increase resulted primarily from loan originations during the period of $30.3 million, which were partially offset by principal repayments of $19.9 million and sales of $8.1 million. Loan origination volume during the current period exceeded that of the 1997 period by $6.7 million, or 28.6%.

The Corporation's consolidated allowance for loan losses totaled $1.2 million at both June 30, 1998 and December 31, 1997, which represented 1.0% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $671,000 and $718,000 at June 30, 1998 and December 31, 1997, respectively. Although management believes that its allowance for loan losses at June 30, 1998, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1998 and 1997


Discussion of Financial Condition Changes from December 31, 1997 to June 30, 1998 (continued)

Deposits decreased by $4.5 million, or 3.9%, to a total of $110.5 million, compared to the $115.0 million total at December 31, 1997. The decrease is primarily attributed to increased competition from other local institutions and other deposit alternatives.

Advances from the Federal Home Loan Bank increased by $3.0 million, or 150%, to a total of $5.0 million at June 30, 1998, compared to the $2.0 million balance outstanding at December 31, 1997. The increase was due to current period borrowings of $6.0 million, offset by repayments of $3.0 million. Management deployed the advances to fund loan originations.

Stockholders' equity totaled $18.5 million at June 30, 1998, an increase of $501,000, or 2.8%, over the $18.0 million total at December 31, 1997. The increase resulted primarily from current period earnings of $634,000 and an $14,000 decrease in the unrealized losses on securities designated as available for sale, partially offset by the declaration and payment of dividends totaling $126,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1998, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1997

General

River Valley's net earnings for the six months ended June 30, 1998, totaled $634,000, a decrease of $31,000, from the $665,000 net earnings reported in the comparable 1997 period. The decrease in earnings in the 1998 period is primarily attributable to a decrease in the gain on sale of office premises and equipment of $203,000, which was partially offset by an increase of $113,000 in the gain on sale of loans, a decrease of $63,000 in general, administrative and other expense, a $55,000 decrease in the provision for federal income taxes and a $20,000 decrease in the provision for losses on loans, which were partially offset by a decrease in net interest income of $83,000.

Net Interest Income

Total interest income for the six months ended June 30, 1998, amounted to $5.1 million, a decrease of $166,000, or 3.2%, from the comparable period in 1997, reflecting the effects of decline in average interest-earning assets outstanding, partially offset by an increase in yield year-to-year. Interest income on loans and mortgage-backed securities totaled $4.8 million and $4.9 million for the six months ended June 30, 1998 and 1997, respectively. Interest income on investments and interest-earning deposits decreased by $120,000, or 34.1%, due to a decrease in the average balance outstanding of $1.5 million and an approximate 71 basis point decrease in yield from the comparable 1997 period.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $105,000, or 4.3%, to a total of $2.3 million for the six months ended June 30, 1998, due primarily to a $7.8 million decrease in the average balance of deposits outstanding, which was partially offset by an increase in the weighted-average cost of deposits of 9 basis points, to 4.15% in 1998. Interest expense on borrowings totaled $56,000 for the six months ended June 30, 1998, an increase of $22,000 over the comparable period in 1997. The increase resulted primarily from an increase in average borrowings outstanding year-to-year, coupled with an increase in average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $83,000, or 3.0%, for the six months ended June 30, 1998, compared to the comparable period in 1997. The interest rate spread increased by approximately 12 basis points for the six months ended June 30, 1998, to 3.91% from 3.79% in the 1997 period, while the net interest margin remained virtually unchanged at 4.03%.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $150,000 provision for losses on loans for the six months ended June 30, 1998, compared to the $170,000 amount recorded in the 1997 period. While management believes that the allowance for losses on loans is adequate at June 30, 1998, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $86,000, or 13.8%, for the six months ended June 30, 1998, as compared to the same period in 1997, due primarily to a $203,000 gain on sale of office premises and equipment recorded during the six months ended June 30, 1997, coupled with a $7,000 decrease in insurance commissions, which were partially offset by a $113,000 increase on gain on sale of loans and a $14,000 increase in service fees, charges, and other operating income. The gain on sale of office premises resulted from River Valley's sale of a branch office facility, located in Hanover, Indiana, which was consummated on February 28, 1997, as required in accordance with the terms of regulatory approval of River Valley's acquisition of Citizens National Bank of Madison. The decline in insurance commissions resulted from River Valley's sale of its insurance agency subsidiary.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Six Months Ended June 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $63,000, or 3.1%, during the six months ended June 30, 1998, compared to the same period in 1997. This decrease resulted primarily from a $77,000, or 57.9%, decrease in data processing expense, a $25,000, or 10.1%, decrease in occupancy and equipment expense and a $51,000, or 9.0%, decrease in other operating expense, which were partially offset by an $86,000, or 7.9%, increase in employee compensation and benefits. The decrease in general, administrative and other expense can be partially attributed to the economies recognized from the merger of River Valley Financial Bank and Citizens National Bank of Madison in November 1997, coupled with the sale of the Hanover branch during February 1997.

Income Taxes

The provision for income taxes decreased by $55,000, or 11.8%, for the six months ended June 30, 1998, as compared to the same period in 1997. This decrease resulted primarily from a decrease in net earnings before taxes of $86,000, or 7.6%. The effective tax rates were 39.4% and 41.3% for the six months ended June 30, 1998 and 1997, respectively.


Comparison of Results of Operations for the Three Months Ended June 30, 1998 and 1997

General

River Valley's net earnings for the three months ended June 30, 1998, totaled $313,000, a decrease of $11,000, or 3.4%, from the $324,000 of net earnings reported in the comparable 1997 period. The decrease in earnings in the 1998 period is primarily attributable to a decrease in net interest income of $28,000 and an increase in general, administrative and other expense of $9,000, which were partially offset by an increase in other income of $21,000 and a decrease in the provision for federal income taxes of $6,000.

Net Interest Income

Total interest income for the three months ended June 30, 1998 amounted to $2.5 million, a decrease of $85,000, or 3.3%, from the comparable quarter in 1997, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.4 million for the three months ended June 30, 1998, a decrease of $47,000, or 1.9%, from the comparable 1997 quarter. The decrease resulted primarily from a $1.3 million, or 1.1%, decrease in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits decreased by $38,000, or 25.7%, due to a decrease in the average balance outstanding of $1.2 million, coupled with an approximate 68 basis point decrease in yield from the comparable 1997 period.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $49,000, or 4.1%, to a total of $1.2 million for the quarter ended June 30, 1998, due primarily to an $8.1 million decrease in the average balance of deposits outstanding. Interest expense on borrowings totaled $22,000 for the three months ended June 30, 1998, a decrease of $8,000, or 26.7%, from the comparable quarter in 1997. The decrease resulted primarily from a $450,000 decrease in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $28,000, or 2.0%, for the three months ended June 30, 1998, as compared to the comparable quarter in 1997. The interest rate spread amounted to 4.00% for the 1998 quarter, compared to 3.85% in 1997, while the net interest margin totaled 4.10% in the 1998 quarter, compared to 4.16% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $75,000 provision for losses on loans for the three months ended June 30, 1998, compared to the $74,000 amount recorded in the 1997 period. While management believes that the allowance for losses on loans is adequate at June 30, 1998, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $21,000, or 9.9%, for the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to an increase of $13,000 in gain on sale of loans coupled with a $9,000 increase in service fees, charges, and other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $9,000, or 0.9%, during the three months ended June 30, 1998, compared to the same period in 1997. This increase resulted primarily from a $62,000, or 11.9%, increase in employee compensation and benefits and a $9,000, or 7.5%, increase in occupancy and equipment expense, which were partially offset by a $39,000, or 61.9%, decrease in data processing expense and a $22,000, or 8.8%, decrease in other operating expense.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended June 30, 1998 and 1997 (continued)

Income Taxes

The provision for income taxes decreased by $6,000, or 2.7%, for the three months ended June 30, 1998, as compared to the same period in 1997. This decrease resulted primarily from a decrease in net earnings before taxes of $17,000, or 3.1%. The effective tax rates amounted to 41.1% and 40.9% for the three months ended June 30, 1998 and 1997, respectively.


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

                              River Valley Bancorp

                                     PART II

ITEM 1.  Legal Proceedings

          Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:          None

         Exhibit 27: Financial Data Schedule for the six month period ended June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        August 12, 1998                   By: /s/James E. Fritz
       ---------------------------                 -----------------
                                                      James E. Fritz
                                                      CEO/President



Date:        August 12, 1998                   By: /s/Larry C. Fouse
       ---------------------------                 -----------------
                                                      Larry C. Fouse
                                                      Chief Financial Officer