Form 10QSB
period 1998-09-30
RIVER VALLEY BANCORP
filed 1998-11-16
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                               --------------------------------------------

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

Yes   X                                                        No

As of November 12, 1998, the latest practicable date 1,191,440 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 20 pages

                              River Valley Bancorp

                                      INDEX

                                                                       Page

PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                 3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Comprehensive Income                5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    12


PART II - OTHER INFORMATION                                               19

SIGNATURES                                                                20


                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                    $  3,849            $  3,542
Federal funds sold                                                                              800                 300
Interest earning deposits in other financial institutions                                     1,551               1,026
                                                                                            -------             -------
         Cash and cash equivalents                                                            6,200               4,868

Certificates of deposit in other financial institutions                                         100                 897
Investment securities designated as available for sale - at market                              783                 772
Investment securities - at amortized cost, approximate market value of
  $981 and $3,444 as of September 30, 1998 and December 31, 1997                                966               3,500
Mortgage-backed securities designated as available for sale - at market                       2,906               3,604
Mortgage-backed and related securities - at cost, approximate market
  value of $3,451 and $5,432 as of September 30, 1998 and December 31, 1997                   3,516               5,374
Loans receivable - net                                                                      113,059             111,319
Loans held for sale - at lower of cost or market                                              2,406                 684
Office premises and equipment - at depreciated cost                                           2,054               2,065
Real estate acquired through foreclosure                                                         82                  82
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                          1,062                 916
Accrued interest receivable on mortgage-backed and related securities                            71                 117
Accrued interest receivable on investments and interest-earning deposits                         31                  65
Goodwill, net of accumulated amortization                                                       225                 245
Cash surrender value of life insurance                                                          809                 776
Prepaid expenses and other assets                                                               200                 141
Prepaid federal income taxes                                                                    137                  -
Deferred tax asset                                                                              765                 681
                                                                                            -------             -------

         Total assets                                                                      $136,315            $137,049
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $111,152            $114,955
Advances from the Federal Home Loan Bank                                                      5,000               2,000
Advances by borrowers for taxes and insurance                                                    52                  53
Accrued interest payable                                                                        414                 463
Other liabilities                                                                             1,255               1,524
Dividends payable                                                                                65                  60
Accrued federal income taxes                                                                     -                    5
                                                                                            -------             -------
         Total liabilities                                                                  117,938             119,060

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,191,440 and 1,190,250 shares issued and outstanding at
    September 30, 1998 and December 31, 1997                                                     -                   -
  Additional paid in capital                                                                 11,247              11,229
  Retained earnings - substantially restricted                                                8,579               7,797
  Shares acquired by stock benefit plans                                                     (1,434)             (1,005)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (15)                (32)
                                                                                            -------             -------
         Total stockholders' equity                                                          18,377              17,989
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $136,315            $137,049
                                                                                            =======             =======



                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                            September 30,                September 30,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $7,012       $6,834          $2,436       $2,347
  Mortgage-backed and related securities                                  368          564             119          180
  Investment securities                                                   131          220              27           64
  Interest-earning deposits and other                                     181          261              53           65
                                                                        -----        -----           -----        -----
         Total interest income                                          7,692        7,879           2,635        2,656

Interest expense
  Deposits                                                              3,505        3,654           1,159        1,203
  Borrowings                                                              137           93              81           59
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,642        3,747           1,240        1,262
                                                                        -----        -----           -----        -----

         Net interest income                                            4,050        4,132           1,395        1,394

Provision for losses on loans                                             215          238              65           68
                                                                        -----        -----           -----        -----

         Net interest income after provision for losses on loans        3,835        3,894           1,330        1,326

Other income
  Insurance commissions                                                    -            10              -             3
  Loss on sale of investment and mortgage-backed securities                -            (4)             -            (7)
  Gain on sale of loans                                                   202           73              75           59
  Gain (loss) on sale of office premises and equipment                     57          202              57           (1)
  Service fees, charges and other operating                               634          589             223          192
                                                                        -----        -----           -----        -----
         Total other income                                               893          870             355          246

General, administrative and other expense
  Employee compensation and benefits                                    1,815        1,663             647          581
  Occupancy and equipment                                                 348          376             125          128
  Federal deposit insurance premiums                                       32           27              12           12
  Amortization of goodwill                                                 20           20               7            6
  Data processing                                                          86          189              30           56
  Other operating                                                         813          849             296          281
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                3,114        3,124           1,117        1,064
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                   1,614        1,640             568          508

Income taxes
  Current                                                                 734          685             424          197
  Deferred                                                                (93)         (25)           (195)          (4)
                                                                        -----        -----           -----        -----
         Total income taxes                                               641          660             229          193
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  973       $  980          $  339       $  315
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.88         $.90            $.31         $.29
                                                                          ===          ===             ===          ===

           Diluted                                                       $.86         $.89            $.30         $.29
                                                                          ===          ===             ===          ===

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
Net earnings                                                                                     $973              $980

Unrealized holding gains (losses) during the period, net of tax                                   (17)               -

Reclassification adjustment for losses on sale of securities included
  in net earnings, net of related taxes                                                            -                  2
                                                                                                  ---               ---

Comprehensive income                                                                             $956              $982
                                                                                                  ===               ===

Accumulated other comprehensive losses                                                           $(15)             $(49)
                                                                                                  ===               ===



                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                 $   973           $   980
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums  and discounts on investments and
      mortgage-backed securities - net                                                             13                (5)
    Loss on sale of investment and mortgage-backed  securities designated
      as available for sale                                                                        -                  4
    Loans originated for sale in the secondary market                                         (12,763)           (5,415)
    Proceeds from sale of loans in the secondary market                                        11,144             6,521
    Gain on sale of loans                                                                        (103)              (30)
    Amortization of deferred loan origination costs                                                75                 5
    Provision for losses on loans                                                                 215               238
    Depreciation and amortization                                                                 170               147
    Amortization of goodwill                                                                       20                20
    Gain on sale of office premises and equipment                                                 (57)             (202)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (146)             (159)
      Accrued interest receivable on mortgage-backed securities                                    46                16
      Accrued interest receivable on investments and interest-bearing deposits                     34               115
      Prepaid expenses and other assets                                                           (59)               77
      Accrued interest payable                                                                    (49)              (41)
      Other liabilities                                                                          (264)              231
      Income taxes
        Current                                                                                  (142)              (35)
        Deferred                                                                                  (93)              (25)
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                     (986)            2,442

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               2,500             2,000
  Proceeds from sale of investment securities designated as available for sale                     -              2,698
  Proceeds from sale of mortgage-backed securities designated as available for sale                -              1,473
  Purchase of mortgage-backed securities                                                           -             (1,010)
  Principal repayments on mortgage-backed securities                                            2,570             1,886
  Loan principal repayments                                                                    28,621            24,034
  Loan disbursements                                                                          (30,640)          (28,966)
  Purchase of Federal Reserve Bank stock                                                           -                (64)
  Purchase of office equipment                                                                   (159)             (107)
  Proceeds from sale of office premises and equipment                                              68               407
  (Increase) decrease in certificates of deposit in other financial institutions - net            797              (796)
  Increase in cash surrender value of life insurance                                              (33)              (26)
                                                                                               ------            ------
         Net cash provided by investing activities                                              3,724             1,529
                                                                                               ------            ------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                2,738             3,971
                                                                                               ------            ------



                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                              $ 2,738            $3,971

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                             (3,803)           (9,980)
  Proceeds from Federal Home Loan Bank advances                                                12,221             5,000
  Repayment of Federal Home Loan Bank advances                                                 (9,221)           (3,100)
  Advances by borrowers for taxes and insurance                                                    (1)                4
  Dividends on common stock                                                                      (191)              (95)
  Purchase of shares for stock benefit plans                                                     (429)              (81)
  Proceeds from exercise of stock options                                                          18                -
                                                                                               ------             -----
         Net cash used in financing activities                                                 (1,406)           (8,252)
                                                                                               ------             -----

Net increase (decrease) in cash and cash equivalents                                            1,332            (4,281)

Cash and cash equivalents at beginning of period                                                4,868             8,685
                                                                                               ------             -----

Cash and cash equivalents at end of period                                                    $ 6,200            $4,404
                                                                                               ======             =====


Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                      $   516            $  438
                                                                                               ======             =====

    Interest on deposits and borrowings                                                       $ 3,691            $3,788
                                                                                               ======             =====


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                            $    -             $   82
                                                                                               ======             =====

  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                      $    17            $    2
                                                                                               ======             =====

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $    99            $   43
                                                                                               ======             =====



                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the nine and three month periods ended September 30, 1998 and 1997


River Valley Bancorp (the "Corporation") is a financial institution holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank ("River Valley" or the "Bank"). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley Financial's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

3.  Effect of Recent Accounting Pronouncements

In September 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying

                              River Valley Bancorp

     For the nine and three month periods ended September 30, 1998 and 1997


3.  Effect of Recent Accounting Pronouncements (continued)

amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

                              River Valley Bancorp

     For the nine and three month periods ended September 30, 1998 and 1997


3.  Effect of Recent Accounting Pronouncements (continued)

In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 83,124 and 95,220 unallocated ESOP shares at September 30, 1998 and 1997, respectively, totaled 1,107,261 and 1,095,090 for the nine month periods ended September 30, 1998 and 1997, respectively. Weighted-average shares outstanding totaled 1,107,527 and 1,095,090 for the three month periods ended September 30, 1998 and 1997, respectively.

                              River Valley Bancorp

     For the nine and three month periods ended September 30, 1998 and 1997

4.  Earnings Per Share (continued)

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,126,345 and 1,101,428 for the nine month periods ended September 30, 1998 and 1997, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,113,865 and 1,101,428 for the three month periods ended September 30, 1998 and 1997, respectively.

5.  Reclassifications

Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the September 30, 1998 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 1998 and 1997


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


Discussion of Financial Condition Changes from December 31, 1997 to September 30, 1998

At September 30, 1998, River Valley's consolidated assets totaled $136.3 million, a decrease of $734,000, or .5%, from the December 31, 1997 total of $137.0 million. The decrease in assets resulted primarily from a decrease in the deposit portfolio of $3.8 million, which was partially offset by an increase in advances from the Federal Home Loan Bank of $3.0 million.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) increased by $535,000 from December 31, 1997 levels, to a total of $6.3 million at September 30, 1998. Mortgage-backed and investment securities decreased by $5.1 million, or 38.3%, to a total of $8.2 million at September 30, 1998, primarily due to maturities of investments of $2.5 million and principal repayments on mortgage-backed and related securities totaling $2.6 million.

Loans receivable, including loans held for sale, totaled $115.5 million at September 30, 1998, an increase of $3.5 million, or 3.1%, from the $112.0 million total at December 31, 1997. The increase resulted primarily from loan originations during the period of $43.4 million, which were partially offset by principal repayments of $28.6 million and sales of $11.0 million. Loan origination volume during the current period exceeded that of the 1997 period by $9.0 million, or 26.2%.

The Corporation's consolidated allowance for loan losses totaled $1.3 million at September 30, 1998 and $1.2 million at December 31, 1997, which represented 1.0% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $1.3 million and $718,000 at September 30, 1998 and December 31, 1997, respectively. Although management believes that its allowance for loan losses at September 30, 1998, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1998 and 1997


Discussion of Financial Condition Changes from December 31, 1997 to September 30, 1998 (continued)

Deposits decreased by $3.8 million, or 3.3%, to a total of $111.2 million, compared to the $115.0 million total at December 31, 1997. The decrease is primarily attributed to increased competition from other local institutions and other deposit alternatives.

Advances from the Federal Home Loan Bank increased by $3.0 million, or 150%, to a total of $5.0 million at September 30, 1998, compared to the $2.0 million balance outstanding at December 31, 1997. The increase was due to current period borrowings of $12.2 million, which were partially offset by repayments of $9.2 million.
Management deployed the advances primarily to fund loan originations.

Stockholders' equity totaled $18.4 million at September 30, 1998, an increase of $388,000, or 2.2%, over the $18.0 million total at December 31, 1997. The increase resulted primarily from current period earnings of $973,000 and a $17,000 decrease in unrealized losses on securities designated as available for sale, which were partially offset by purchases of shares for stock benefit plans totaling $429,000, coupled with the declaration and payment of dividends totaling $191,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1998, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997

General

River Valley's net earnings for the nine months ended September 30, 1998, totaled $973,000, a decrease of $7,000, or .7%, from the $980,000 of net earnings reported in the comparable 1997 period. The decrease in earnings in the 1998 period is primarily attributable to a non-recurring gain on sale of office premises and equipment of $202,000 recorded in the 1997 period, coupled with a decrease in net interest income of $82,000, which were partially offset by a $23,000 decrease in the provision for losses on loans, an increase of $129,000 in the gain on sale of loans, a decrease of $10,000 in general, administrative and other expense and a $19,000 decrease in the provision for income taxes.

Net Interest Income

Total interest income for the nine months ended September 30, 1998, amounted to $7.7 million, a decrease of $187,000, or 2.4%, from the comparable period in 1997, reflecting the effects of decline in average interest-earning assets outstanding, partially offset by an increase in yield year to year. Interest income on loans and mortgage-backed securities totaled $7.4 million at each of the nine month periods ended September 30, 1998 and 1997, as the weighted-average balances declined by approximately $1.7 million, while the yields increased by nine basis points year to year. Interest income on investments and interest-earning deposits decreased by $169,000, or 35.1%, due to a decrease in the average balance outstanding of approximately $3.3 million and an approximate 23 basis point decrease in yield from the comparable 1997 period.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $149,000, or 4.1%, to a total of $3.5 million for the nine months ended September 30, 1998, due primarily to a decrease in the average balance of deposits outstanding of approximately $6.5 million, which was partially offset by an increase in the weighted-average cost of deposits of approximately six basis points, to 4.15% in 1998. Interest expense on borrowings totaled $137,000 for the nine months ended September 30, 1998, an increase of $44,000 over the comparable period in 1997. The increase resulted primarily from an increase in average borrowings outstanding year to year, coupled with an increase in average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $82,000, or 2.0%, for the nine months ended September 30, 1998, compared to the comparable period in 1997. The interest rate spread increased by approximately four basis points for the nine months ended September 30, 1998, to 3.85% from 3.81% in the 1997 period, while the net interest margin amounted to approximately 4.24% in 1998 and 4.16% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $215,000 provision for losses on loans for the nine months ended September 30, 1998, compared to the $238,000 amount recorded in the 1997 period. While management believes that the allowance for losses on loans is adequate at September 30, 1998, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $23,000, or 2.6%, for the nine months ended September 30, 1998, as compared to the same period in 1997, due primarily to a $129,000 increase in gain on sale of loans, a $45,000 increase in service fees, charges, and other operating income and an increase of $57,000 in gain on sale of office premises, which were partially offset by a $202,000 gain on sale of office premises and equipment recorded during the nine months ended September 30, 1997, coupled with a $10,000 decrease in insurance commissions. The 1997 gain on sale of office premises resulted from River Valley's sale of a branch office facility, located in Hanover, Indiana, which was consummated on February 28, 1997, as required in accordance with the terms of regulatory approval of River Valley's acquisition of Citizens National Bank of Madison. The decline in insurance commissions resulted from River Valley's sale of its insurance agency subsidiary.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Nine Months Ended September 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased by $10,000, or .3%, during the nine months ended September 30, 1998, compared to the same period in 1997. This decrease resulted primarily from a $103,000, or 54.5%, decrease in data processing expense and a $36,000, or 4.2%, decrease in other operating expense, which were partially offset by a $152,000, or 9.1%, increase in employee compensation and benefits. The decreases in data processing and other operating expenses generally reflect economies resulting from the merger of River Valley Financial Bank and Citizens National Bank of Madison in November 1997. The increase in employee compensation and benefits was due primarily to normal merit increases and increased costs associated with stock benefit plans.

Income Taxes

The provision for income taxes decreased by $19,000, or 2.9%, for the nine months ended September 30, 1998, as compared to the same period in 1997. This decrease resulted primarily from a decrease in net earnings before taxes of $26,000, or 1.6%. The effective tax rates were 39.7% and 40.2% for the nine months ended September 30, 1998 and 1997, respectively.


Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997

General

River Valley's net earnings for the three months ended September 30, 1998, totaled $339,000, an increase of $24,000, or 7.6%, over the $315,000 of net earnings reported in the comparable 1997 period. The increase in earnings in the 1998 period is primarily attributable to an increase in net interest income of $1,000 and an increase in other income of $109,000, which were partially offset by an increase in general, administrative and other expense of $53,000, and an increase in the provision for income taxes of $36,000.

Net Interest Income

Total interest income for the three months ended September 30, 1998 amounted to $2.6 million, a decrease of $21,000, or .8%, from the comparable quarter in 1997, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.6 million for the three months ended September 30, 1998, an increase of $28,000, or 1.1%, over the comparable 1997 quarter. The increase resulted primarily from a $1.2 million, or 1.0%, increase in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits decreased by $49,000, or 38.0%, due to a decrease in the average balance outstanding of $2.4 million.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $44,000, or 3.7%, to a total of $1.2 million for the quarter ended September 30, 1998, due primarily to an approximate $5.0 million decrease in the average balance of deposits outstanding. Interest expense on borrowings totaled $81,000 for the three months ended September 30, 1998, an increase of $22,000, or 37.3%, from the comparable quarter in 1997. The increase resulted primarily from an increase in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1,000, or .1%, for the three months ended September 30, 1998, as compared to the comparable quarter in 1997. The interest rate spread amounted to approximately 3.97% for the 1998 quarter, compared to 3.87% in 1997, while the net interest margin totaled approximately 4.37% in the 1998 quarter, compared to 4.24% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $65,000 provision for losses on loans for the three months ended September 30, 1998, compared to the $68,000 amount recorded in the 1997 period. While management believes that the allowance for losses on loans is adequate at September 30, 1998, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $109,000, or 44.3%, for the three months ended September 30, 1998, as compared to the same period in 1997, due primarily to a $57,000 gain on sale of office premises, a $31,000 increase in service fees, charges, and other operating income, coupled with increase of $16,000 in gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $53,000, or 5.0%, during the three months ended September 30, 1998, compared to the same period in 1997. This increase resulted primarily from a $66,000, or 11.4%, increase in employee compensation and benefits and a $15,000, or 5.3%, increase in other operating expense, which were partially offset by a $26,000, or 46.4%, decrease in data processing expense.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1998 and 1997


Comparison of Results of Operations for the Three Months Ended September 30, 1998 and 1997 (continued)

Income Taxes

The provision for income taxes increased by $36,000, or 18.7%, for the three months ended September 30, 1998, as compared to the same period in 1997. This increase resulted primarily from an increase in net earnings before taxes of $60,000, or 11.8%. The effective tax rates amounted to 40.3% and 38.0% for the three months ended September 30, 1998 and 1997, respectively.


Year 2000 Compliance Matters

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

The Bank's core data processing relative to customer loan and deposit accounts, as well as the general ledger, is performed in-house through use of a purchased software product. Management has been advised, and certain testing has been performed to verify, that the system will continue to function upon arrival of the year 2000.

As of the date of this Form 10-QSB, the Bank has identified certain expenses that will be incurred by the Bank in connection with this issue. Such expenses total approximately $15,000. The Bank has established a budget of approximately $65,000 for year 2000 related costs. From a review of the systems and vendors, management believes the budgeted amount should be sufficient. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1998 and 1997


Year 2000 Compliance Matters (continued)

In the event that the Bank is unable to process transactions as normal upon arrival of the year 2000, the Bank has access to a third-party contingency site with its software vendor. Additionally, the Bank could conduct transactions manually for a period of time, if necessary.

In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. The Bank has contacted, in person or by mail, most of its larger loan customers to make them aware of the year 2000 issues. A brochure has also been distributed to customers by mail and in person. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                              River Valley Bancorp

                                     PART II

ITEM 1.  Legal Proceedings

          Not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds

          None.

ITEM 3.  Defaults Upon Senior Securities

          Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

          None.

ITEM 5.  Other Information

          None.

ITEM 6.  Exhibits and Reports on Form 8-K

          Reports on Form 8-K:        On  September 3, 1998,  the  Corporation
                                      filed a Form 8-K disclosing its
                                      intention to repurchase up to 5%, or
                                      59,512 shares, of its  stock  on the
                                      open market.

          Exhibit 27.1: Financial Data Schedule for the nine month period ended September 30, 1998

          Exhibit 27.2: Restated Financial Data Schedule for the nine month period ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 12, 1998                     By: /s/James E. Fritz
     ---------------------------------           -----------------------------
                                                  James E. Fritz
                                                  CEO/President



Date:   November 12, 1998                     By: /s/Larry C. Fouse
     ---------------------------------            -----------------------------
                                                  Larry C. Fouse
                                                  Chief Financial Officer