Form 10-K
period 1998-12-31
RIVER VALLEY BANCORP
filed 1999-03-31
CIK 1015593

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 26, 1999 was $13,128,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 26, 1999, was 1,173,440 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page E-1
                               Page 1 of 32 Pages

                              RIVER VALLEY BANCORP
                                    Form 10-K
                                      INDEX
                                                                            Page
Forward Looking Statement.................................................    3
                                     PART I
     Item 1       Business................................................    3
     Item 2.      Properties..............................................   27
     Item 3.      Legal Proceedings.......................................   28
     Item 4.      Submission of Matters to a Vote of Security Holders.....   28
     Item 4.5.    Executive Officers of the Registrant....................   28
PART II
     Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters.................................   28

     Item 6.      Selected Consolidated Financial Data....................   29
     Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................   29
     Item 7A.     Quantitative and Qualitative
                      Analysis of Financial Condition
                      and Results of Operation............................   29
     Item 8.      Financial Statements and Supplementary Data.............   29
     Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................   29

PART III
     Item 10.     Directors and Executive Officers of Registrant..........   30
     Item 11.     Executive Compensation..................................   30

     Item 12.     Security Ownership of Certain Beneficial
                      Owners and Management...............................   30

     Item 13.     Certain Relationships and Related Transactions..........   30

PART IV

     Item 14.     Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K.............................   30

SIGNATURES            ....................................................   31

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

         On November 22, 1997, Citizens merged with and into First Federal (the "Merger") pursuant to an Agreement and Plan of Reorganization entered into among the Holding Company, First Federal and Citizens dated September 26, 1997 (the "Agreement"). Pursuant to the Agreement, each outstanding share of Citizens common stock held by shareholders other than the Holding Company was converted into the right to receive $30 cash, payable by the Holding Company, and shares of Citizens held by the Holding Company and its subsidiaries were cancelled. Also, pursuant to the Agreement, First Federal changed its corporate title to River Valley Financial Bank (the "Bank"). Following the effective time of the Merger, the Holding Company remained as the sole shareholder of the Bank, and Citizens' status as a national banking association terminated. For ease of reference, First Federal will be referred to as the "Bank" hereinafter both with respect to historical information concerning events and results of operations prior to the Merger and with respect to information relating to events occurring after the Merger.

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

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 57.4% of the Bank's total loan portfolio, including loans held for sale, at December 31, 1998. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 1998, 1997 and 1996 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                       At December 31,
                                              --------------------------------------------------------------
                                                     1998                  1997                  1996
                                              ------------------     -----------------     -----------------
                                                         Percent               Percent               Percent
                                              Amount    of Total     Amount   of Total     Amount   of Total
                                              ------    --------     ------   --------     ------   --------
TYPE OF LOAN (Dollars in thousands)
Residential real estate:
   One-to four-family.....................    $65,907      57.4%    $72,072     63.7%    $  68,493    61.4%
   Multi-family...........................      1,775       1.6       2,781      2.5         3,416     3.1
   Construction...........................      8,126       7.1       3,652      3.2         4,895     4.4
Nonresidential real estate................      7,604       6.6       8,379      7.4        14,280    12.8
Land loans................................      6,300       5.5       6,324      5.6           680      .6
Consumer loans:
   Automobile loans.......................      6,828       5.9       8,028      7.1         5,245     4.7
   Loans secured by deposits..............        723        .6       1,041       .9           869      .8
   Home improvement loans.................        ---       ---         205       .2           271      .2
   Other..................................      5,089       4.4       5,707      5.1         6,963     6.2
Commercial loans..........................     12,461      10.9       4,871      4.3         6,433     5.8
                                             --------      ----    --------     ----      --------    ----
Gross loans receivable....................    114,813     100.0     113,060    100.0       111,545   100.0

Add/(Deduct):
   Deferred loan origination costs........        200        .2         202       .2           226      .2
   Undisbursed portions
     of loans in process..................     (1,151)     (1.0)        (99)     (.1)       (1,703)   (1.5)
   Allowance for loan losses..............     (1,477)     (1.3)     (1,276)    (1.1)       (1,190)   (1.1)
                                             --------      ----    --------     ----      --------    ----
Net loans receivable......................   $112,385      97.9%   $111,887     99.0%     $108,878    97.6%
                                             ========      ====    ========     ====      ========    ====

         The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                        Balance                       Due During Years Ended December 31,
                                    Outstanding at                                         2002       2004      2009       2014
                                     December 31,                                           to         to        to         and
                                         1998               1999       2000       2001     2003       2008      2013     following
                                         ----               ----       ----       ----     ----       ----      ----     ---------
                                                                                  (In thousands)
Residential real estate loans:
   One-to four-family................. $ 65,907        $     964       $110       $432    $2,123     $7,600    $20,737    $33,941
   Multi-family.......................    1,775              ---        ---        ---         7        247        530        991
   Construction.......................    8,126            6,487         10          7       146        266        385        825
Nonresidential
   real estate loans..................    7,604              459         87         91       448      1,483      2,885      2,151
Land loans   .........................    6,300              745          4         13     1,408        505        802      2,823
Consumer loans:
   Loans secured by deposits..........      723              245         30        137        63         70        ---        178
   Other loans........................   11,917            1,106      1,478      2,626     3,934      1,500        227      1,046
Commercial loans......................   12,461            4,741        519        638     2,035      2,362        177      1,989
                                       --------          -------     ------     ------   -------    -------    -------    -------
     Total............................ $114,813          $14,747     $2,238     $3,944   $10,164    $14,033    $25,743    $43,944
                                       ========          =======     ======     ======   =======    =======    =======    =======

         The following table sets forth, as of December 31, 1998, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                            Due After December 31, 1999
                                          -------------------------------------------------------------
                                          Fixed Rates             Variable Rates                  Total
                                          -----------             --------------                  -----
                                                                  (In thousands)
Residential real estate loans:
   One-to four-family.................       $17,218                  $47,725                    $64,943
   Multi-family.......................           161                    1,614                      1,775
   Construction.......................           429                    1,210                      1,639
Non-residential
   real estate loans..................           476                    6,669                      7,145
Land loans   .........................           336                    5,219                      5,555
Consumer loans:
   Loans secured by deposits..........           344                      134                        478
   Other loans........................        10,811                        0                     10,811
Commercial loans......................         1,485                    6,235                      7,720
                                             -------                  -------                   --------
     Total............................       $31,260                  $68,806                   $100,066
                                             =======                  =======                   ========

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $65.9 million, or 57.4% of the Bank's portfolio of loans at December 31, 1998, consisted of one- to four-family residential loans, of which approximately 72% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 1998 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

         The Bank currently offers fixed-rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. Prior to the Merger, the Bank retained all of its fixed-rate residential mortgage loans in its portfolio; however, after the effective date of the Merger, the Bank began underwriting its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") on a servicing-retained basis. At December 31, 1998, approximately 28% of the Bank's one-to four-family residential mortgage loans had fixed rates.

         The Bank's residential mortgage loans historically have not been originated on terms and conditions and using documentation that conform with the standard underwriting criteria required to sell such loans on the secondary market.

         Before the Merger, Citizens offered fixed-rate one- to four-family residential mortgage loans in accordance with the guidelines established by the FHLMC to facilitate the sale of such loans to the FHLMC in the secondary market. These loans amortized on a monthly basis with principal and interest due each month and were written with terms of 15, 20 and 30 years. Citizens retained the servicing on all loans sold to the FHLMC. At December 31, 1998, the Bank had approximately $34.3 million of fixed-rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

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

         At December 31, 1998, one- to four-family residential mortgage loans amounting to $845,000 or .74%, or .99% of total loans, were included in the Bank's non-performing assets.

         Construction Loans. The Bank offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

         Generally, construction loans are written as 12-month fixed-rate loans with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires an 80% Loan-to-Value Ratio for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one- to four-family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not charge commitment fees for its construction loans.

         At December 31, 1998, $8.1 million, or 7.1% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 1998, totalled $245,000. Construction loans in the amount of $23,000 were included in non-performing assets on that date.

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

         Nonresidential Real Estate Loans. At December 31, 1998, $7.6 million, or 6.6% of the Bank's portfolio consisted of nonresidential real estate loans. Of this amount, approximately $438,000 constituted participations in loans secured by nonresidential real estate which were purchased from other financial institutions. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank originates nonresidential real estate loans as one-year adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable-rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

         The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. The Bank's largest nonresidential real estate loan as of December 31, 1998 was $333,000 and was secured by a convenience store in Madison, Indiana. Nonresidential real estate loans in the amount of $325,000 were included in non-performing assets at December 31, 1998.

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

         Multi-family Loans. At December 31, 1998, approximately $1.8 million, or 1.6% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 1998 was $666,000 and was secured by five apartment buildings in Lawrenceburg, Indiana. No multi-family loans were included in non-performing assets on that date.

         Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "Nonresidential Real Estate Loans" above. Also, the loans-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

         Land Loans. At December 31, 1998, approximately $6.3 million, or 5.5% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 1998, the Bank's largest land loan totalled $1,247,000.

         Land loans totalling $203,000, or .18% of the Bank's total loan portfolio, were included in non-performing assets as of December 31, 1998. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

         Commercial Loans. At December 31, 1998, $12.5 million, or 10.9% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed-rate or an adjustable-rate basis with terms that vary depending on the type of security, if any. At December 31, 1998, approximately 92% of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable-rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 1998, the largest commercial loan was $1,741,000. As of the same date, no commercial loans were included in non-performing assets.

         Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

         Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits, and mobile home loans aggregated approximately $12.6 million at December 31, 1998, or 10.9% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles) . At December 31, 1998, 90% of the Bank's consumer loans were secured by collateral.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, consumer loans amounting to $465,000 were included in non-performing assets.

         Home Equity Loans. At December 31, 1998, the Bank had outstanding approximately $2.7 million of home equity loans, with unused lines of credit totalling approximately $2.1 million. Home equity loans of $86,000 were included in non-performing assets on that date.

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

         The Bank began underwriting fixed-rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis after the Merger. Prior to the Merger, Citizens also originated loans for sale to the FHLMC and retained servicing rights for a fee of one-fourth of 1% of the principal balance of all loans serviced. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 1998, the Bank serviced $34.3 million in loans sold to the FHLMC.

         The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 1998, the Bank held loans totalling approximately $6.1 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are taken at any of the Bank's five full-service offices.

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

         The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 1998, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $464,000 that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

         The following table shows loan origination and repayment activity for the Bank during the periods indicated:

                                                                             Year Ended December 31,
                                                                ------------------------------------------------
                                                                1998                  1997                  1996
                                                                ----                  ----                  ----
                                                                                 (In thousands)
Loans Originated:
     Residential real estate loans (1)....................     $37,537               $28,123               $12,452
     Multi-family loans...................................         326                   ---                 1,032
     Construction loans...................................       5,108                 5,740                   782
     Non-residential real estate loans....................         447                 3,516                 1,095
     Land loans...........................................       2,909                 3,473                   391
     Consumer loans.......................................       6,423                 8,276                 2,896
     Commercial loans.....................................      16,771                 4,489                   ---
                                                           -----------              --------               -------
         Total loans originated...........................      69,521                53,617                18,648
     Loans acquired through merger........................         ---                   ---                49,620
Reductions:
     Sales................................................      17,025                 6,930                   ---
     Principal loan repayments............................      51,624                43,220                17,114
     Transfers from loans to real estate owned............         ---                    81                   ---
                                                           -----------              --------               -------
         Total reductions.................................      68,649                50,231                17,114
     Decrease in other items (2)..........................        (374)                 (377)                 (105)
                                                           -----------              --------               -------
     Net increase ........................................ $       498              $  3,009               $51,049
                                                           ===========              ========               =======

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

         Non-performing Assets. At December 31, 1998, $1.9 million, or 1.4% of the Bank's total assets, were non-performing loans compared to $718,000, or
 .52%, of the Bank's total assets at December 31, 1997. At December 31, 1998, residential loans and consumer loans accounted for $1.4 million and $465,000, respectively, of non-performing assets. The Bank had REO in the amount of $82,000 at December 31, 1998.

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

                                                                      At December 31,
                                                      ----------------------------------------------
                                                       1998                1997                 1996
                                                      ------              ------                ----
                                                                  (Dollars in thousands)
Non-performing assets:
   Non-performing loans.........................      $1,947              $  718                $819
   Troubled debt restructurings.................         937                 411                 ---
                                                      ------              ------                ----
     Total non-performing loans and troubled
          debt restructurings...................       2,884               1,129                 819
   Foreclosed real estate.......................          82                  82                 ---
                                                      ------              ------                ----
     Total non-performing assets................      $2,966              $1,211                $819
                                                      ======              ======                ====
Total non-performing loans to total loans.......        2.51%               1.00%               0.73%
                                                      ======              ======                ====
Total non-performing assets and troubled debt
     restructurings to total assets.............        2.14%                .88%               0.56%
                                                      ======              ======                ====


         At December 31, 1998, the Bank held loans delinquent from 30 to 89 days totalling $3.2 million. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 1998, 1997 and 1996, relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                               At December 31, 1998                 At December 31, 1997              At December 31, 1996
                      -------------------------------------- ----------------------------------- -----------------------------------
                           30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days     90 Days or More
                      -------------------- ----------------- ------------------- --------------- ------------------ ----------------
                                 Principal         Principal           Principal        Principal         Principal        Principal
                       Number    Balance    Number  Balance   Number    Balance Number   Balance  Number   Balance Number    Balance
                      of Loans   of Loans  of Loansof Loans  of Loans  of Loansof Loans of Loans of Loans of Loansof Loans  of Loans
                      --------------------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Residential real
   estate loans.......    69     $2,194       26     $931        16     $673       12     $431       13     $415        9     $430
Multi-family loans....   ---        ---      ---      ---       ---      ---      ---      ---      ---      ---      ---      ---
Construction loans....   ---        ---        1       23       ---      ---      ---      ---      ---      ---      ---      ---
Land loans............     1         11        3      203       ---      ---        2      107      ---      ---      ---      ---
Non-residential
   real estate loans..   ---        ---        4      325       ---      ---      ---      ---      ---      ---      ---      ---
Consumer loans........    86        560       56      465        24      160       22      152       25      116       18       72
Commercial loans......    10        477      ---      ---         2      113        1       28        8       86        6      317
                         ---     ------       --   ------        --     ----       --     ----       --     ----       --     ----
   Total..............   166     $3,242       90   $1,947        42     $946       37     $718       46     $617       33     $819
                         ===     ======       ==   ======        ==     ====       ==     ====       ==     ====       ==     ====
Delinquent loans to
   total loans........                               2.69%                               1.47%                                1.29%
                                                     ====                                ====                                 ====

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

         At December 31, 1998, the aggregate amount of the Bank's classified assets and general and specific loss allowances were as follows:

                                                          At December 31, 1998
                                                          --------------------
                                                             (In thousands)

       Substandard assets.....................................    $1,828
       Doubtful assets........................................       ---
       Loss assets............................................       122
                                                                  ------
           Total classified assets............................    $1,950
                                                                  ======
       General loss allowances................................    $1,355
       Specific loss allowances...............................       122
                                                                  ------
           Total allowances...................................    $1,477
                                                                  ======

         The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 1998. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 1998.

                                                                            Year Ended December 31,
                                                           ----------------------------------------------------------
                                                            1998         1997         1996         1995          1994
                                                           ------      ------      ------          ----          ----
                                                                             (Dollars in thousands)
Balance at beginning of period...................          $1,276      $1,190     $   407          $252          $227
Charge-offs:
     Single-family residential...................             ---         ---         ---           ---           ---
     Consumer....................................            (140)       (254)         (3)          ---            (4)
     Commercial..................................             (83)        (15)        ---           ---           ---
                                                           ------      ------      ------          ----          ----
       Total charge-offs.........................            (223)       (269)         (3)          ---            (4)
Recoveries.......................................             149          51         ---             5           ---
                                                           ------      ------      ------          ----          ----
   Net (charge-offs) recoveries..................             (74)       (218)         (3)            5            (4)
Provision for losses on loans....................             275         304          22           150            29
Increase due to Acquisition......................             ---         ---         764           ---           ---
                                                           ------      ------      ------          ----          ----
   Balance at end of period......................          $1,477      $1,276      $1,190          $407          $252
                                                           ======      ======      ======          ====          ====
Allowance for loan losses as a percent of
   total loans outstanding before net items......            1.29%       1.13%       1.07%         0.70%         0.45%
                                                           ======      ======      ======          ====          ====
Ratio of net (charge-offs) recoveries to average
   loans outstanding before net items............           (.06)%     (0.20)%      (0.01)%        0.01%        (0.01)%
                                                           ======      ======      ======          ====          ====

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loans losses at the dates indicated.

                                                                          At December 31,
                                         ---------------------------------------------------------------------------------
                                                 1998                          1997                           1996
                                         ----------------------       -----------------------        ---------------------
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         ------         -----           ------        -----            ------        -----
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Residential real estate............       $11       66.1%          $     11       69.4%             $   414        68.9%
   Nonresidential real estate.........       ---       12.1                ---       13.0                  264        13.4
   Consumer loans.....................       111       10.9                 12       13.3                  132        11.9
   Commercial loans...................       ---       10.9                ---        4.3                  200         5.8
   Unallocated........................     1,355        ---              1,253        ---                  180         ---
                                          ------      -----             ------      -----               ------       -----
     Total............................    $1,477      100.0%            $1,276      100.0%              $1,190       100.0%
                                          ======      =====             ======      =====               ======       =====


Investments and Mortgage-Backed Securities

         Investments. The Bank's investment portfolio consists of U.S. government and agency obligations, municipal securities, and Federal Home Loan Bank ("FHLB") stock. At December 31, 1998, approximately $2.2 million, or 1.6%, of the Holding Company's total assets consisted of such investments.

         The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                                           At December 31,
                                        ----------------------------------------------------------------------------------
                                                  1998                          1997                          1996
                                        ---------------------          ---------------------          --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                          ----          -----            ----         -----             ----         -----
                                                                              (In thousands)
Held to Maturity:
   U.S. Government and
     agency obligations...............     $1,000         $980            $3,500       $3,444           $5,500       $5,434
Available for Sale:
   U.S. Government and
     agency obligations...............        ---          ---               498          494            2,997        2,980
   Muncipal securities................        276          283               276          278              474          468
FHLB stock............................        943          943               943          943              943          943
FRB stock.............................        ---          ---               ---          ---               80           80
                                           ------       ------            ------       ------           ------       ------
   Total available for sale...........      1,219        1,226             1,717        1,715            4,494        4,471
                                           ------       ------            ------       ------           ------       ------
     Total investments................     $2,219       $2,206            $5,217       $5,159           $9,994       $9,905
                                           ======       ======            ======       ======           ======       ======

     The following table sets forth the amount of investment securities (excluding FHLB and FRB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998.

                                                                        Amount at December 31, 1998 which matures in
                                                 -----------------------------------------------------------------------------------
                                                      One Year             One Year              Five Years             After
                                                       or Less           to Five Years          to Ten Years           Ten Years
                                                 -------------------   ------------------    ------------------   ------------------
                                                 Amortized   Average   Amortized  Average    Amortized  Average   Amortized  Average
                                                   Cost       Yield      Cost      Yield       Cost      Yield      Cost      Yield
                                                   ----       -----      ----      -----       ----      -----      ----      -----
                                                                             (Dollars in thousands)

U.S. Government and agency obligations.......... $1,000      5.03%       $---       ---%         $---        ---%     $---     ---%
Municipal securities............................    ---       ---         100      4.35           176       4.80       ---     ---


         Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for an $18,000 investment in interst-only certificates, the Bank does not invest in any derivative products.

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

         At December 31, 1998, the Bank had $6.0 million of mortgage-backed securities outstanding, $3.2 million of which were classified as held to maturity, and $2.8 million of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

         The following table sets forth the carrying value and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                           At December 31,
                                        ----------------------------------------------------------------------------------
                                                  1998                          1997                          1996
                                        ---------------------          ---------------------          --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                          ----          -----            ----         -----             ----         -----
                                                                              (In thousands)
Held to Maturity:
   Mortgage-backed
     securities.......................     $3,190       $3,220            $5,374       $5,432         $  7,805     $  7,794
Available for Sale:
   Government
     agency securities................      2,196        2,177             3,023        2,992            4,466        4,439
   Collateralized mortgage
     obligations......................        627          619               627          612              628          602
                                           ------       ------            ------       ------          -------      -------
       Total mortgage-backed
         securities...................     $6,013       $6,016            $9,024       $9,036          $12,899      $12,835
                                           ======       ======            ======       ======          =======      =======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998.

                                                                      Amount at December 31, 1998 which matures in
                                                   ------------------------------------------------------------------------------
                                                          One Year                   One Year to                  After
                                                           or Less                     Five Years               Five Years
                                                   ------------------------    -------------------------    ---------------------
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average     Amortized     Average
                                                     Cost           Yield         Cost           Yield        Cost         Yield
                                                     ----           -----         ----           -----        ----         -----
                                                                             (Dollars in thousands)
Mortgage-backed securities
   held to maturity.............................      $447          5.59%        $1,054            5.54%    $1,689          7.06%
Mortgage-backed securities
   available for sale...........................       ---           ---            383            6.41      2,440          6.42
                                                      ----                       ------                     ------
     Total......................................      $447                       $1,437                     $4,129
                                                      ====                       ======                     ======


         The   following   table   sets   forth  the   changes   in  the  Bank's
mortgage-backed securities portfolio for the years ended December 31, 1998, 1997 and 1996.

                                                          Year Ended December 31,
                                                -------------------------------------------
                                                1998               1997                1996
                                                ----               ----                ----
                                                              (In thousands)
Beginning balance........................       $8,978            $12,846           $  9,917
Purchases................................          ---              1,350                729
Sales  ..................................          ---             (2,150)               ---
Repayments...............................       (2,970)            (3,072)            (2,110)
Premium and discount
   amortization, net.....................          (40)                (1)                 2
Mortgage-backed securities
   received in Acquisition...............          ---                ---              4,312
Unrealized gains (losses) on securities
   available for sale....................           18                  5                 (4)
                                                ------             ------            -------
Ending balance...........................       $5,986             $8,978            $12,846
                                                ======             ======            =======

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

      An analysis of the Bank's deposit accounts by type, maturity and rate at December 31, 1998, is as follows:

                                              Minimum        Balance at                          Weighted
                                              Opening       December 31,          % of            Average
Type of Account                               Balance           1998            Deposits           Rate
-------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts........   $    100              $8,365            7.0%               ---%
   Savings accounts.....................         50              22,378           19.0              3.70
   MMDA.................................        100               6,984            5.9              2.92
   NOW accounts.........................        100              14,417           12.2              2.60
                                                               --------          -----              ----
     Total withdrawable.................                         52,144           44.1              2.70

Certificates (original terms):
   I.R.A................................        250               7,250            6.1              4.97
   3 months.............................      2,500                 263             .2              4.12
   6 months.............................      2,500               7,238            6.1              5.11
   9 months.............................      2,500               3,052            2.6              5.11
   12 months............................        500               6,582            5.6              4.93
   15 months............................        500              18,774           15.9              5.63
   18 months............................        500               1,042             .9              5.09
   24 months............................        500                 454             .4              5.29
   30 months ...........................        500               2,548            2.2              5.28
   36 months............................        500                 602             .5              5.37
   48 months............................        500                 625             .5              5.88
   60 months............................        500               2,235            1.9              5.81
   72 months ...........................        500                 ---           ---                 ---
   96 months............................        500                 219            .2                7.64
   120 months...........................        500                 ---           ---                 ---
Jumbo certificates......................    100,000              15,123           12.8              5.46
                                                               --------          -----              ----
   Total certificates...................                         66,007           55.9              5.35
                                                               --------          -----              ----
Total deposits..........................                       $118,151          100.0%             4.18%
                                                               ========          =====              ====

      The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                        At December 31,
                         --------------------------------------------
                           1998              1997               1996
                         -------           -------             -------
                                        (In thousands)
3.00 to 4.99%......      $23,200           $13,016             $11,647
5.00 to 5.99%......       31,364            36,010              41,560
6.00 to 6.99%......       11,229            12,312              11,144
7.00 to 7.99%......          214             2,896               2,923
8.00 to 8.99%......          ---                 1                   1
                         -------           -------             -------
   Total...........      $66,007           $64,235             $67,275
                         =======           =======             =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1998. Matured certificates, which have not been renewed as of December 31, 1998, have been allocated based upon certain rollover assumptions.

                                       Amounts at December 31, 1998
                      -------------------------------------------------------
                      One Year          Two            Three     Greater Than
                       or Less         Years           Years      Three Years
                       -------         -----           -----      -----------
                                          (In thousands)
3.00 to 4.99%....      $19,148        $3,739         $   217      $     96
5.00 to 5.99%....       24,787         3,605           1,919         1,053
6.00 to 6.99%....        9,976         1,136             117           ---
7.00 to 7.99%....           20            10              10           174
                       -------        ------          ------        ------
   Total.........      $53,931        $8,490          $2,263        $1,323
                       =======        ======          ======        ======

         The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                        At December 31, 1998
                                                        --------------------
   Maturity Period                                         (In thousands)
   Three months or less...............................          $9,147
   Greater than three months through six months.......           3,337
   Greater than six months through twelve months......           1,416
   Over twelve months.................................           1,223
                                                               -------
        Total.........................................         $15,123
                                                               =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1998       Deposits     1997       1997       Deposits     1996       1996     Deposits
                                            ----       --------     ----       ----       --------     ----       ----     --------
                                                                       (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts......      $8,365        7.0%     $2,737  $   5,628         4.9% $     (323)  $  5,951        4.7%
   Savings accounts...................      22,378       19.0         967     21,411        18.7        (307)    21,718       17.3
   MMDA...............................       6,984        5.9      (1,273)     8,257         7.2      (1,366)     9,623        7.7
   NOW accounts.......................      14,417       12.2      (1,007)    15,424        13.4      (5,665)    21,089       16.8
                                          --------      -----      ------   --------       -----    --------   --------      -----
     Total withdrawable...............      52,144       44.1       1,424     50,720        44.2      (7,661)    58,381       46.5
Certificates (original terms):
   I.R.A..............................       7,250        6.1        (497)     7,747         6.7        (336)     8,083        6.4
   3 months...........................         263         .2        (115)       378          .3         477        207         .2
   6 months...........................       7,238        6.1       2,549      4,689         4.1          36      6,288        5.0
   9 months...........................       3,052        2.6       1,920      1,132         1.0         (36)     1,168         .9
   12 months..........................       6,582        5.6      (2,219)     8,801         7.7      (9,211)    18,003       14.4
   15 months..........................      18,774       15.9       2,072     16,702        14.5      11,912      6,247        5.0
   18 months..........................       1,042         .9        (483)     1,525         1.3      (1,687)     3,212        2.6
   24 months..........................         454         .4        (164)       618          .5        (187)       805         .6
   30 months .........................       2,548        2.2      (2,387)     4,935         4.3      (2,000)     6,935        5.5
   36 months..........................         602         .5      (2,234)     2,836         2.5          62      2,774        2.2
   48 months..........................         625         .5        (133)       758          .7         (53)       811         .6
   60 months..........................       2,235        1.9        (667)     2,902         2.5        (496)     3,398        2.7
   72 months .........................         ---        ---         ---        ---         ---         (10)        10        ---
   96 months..........................         219         .2           1        218          .2        (155)       155         .1
   120 months.........................         ---        ---         ---        ---         ---          (4)         4        ---
Jumbo certificates....................      15,123       12.8       4,129     10,994         9.5      (1,352)     9,175        7.3
                                          --------      -----      ------   --------       -----    --------   --------      -----
   Total certificates.................      66,007       55.9       1,772     64,235        55.8      (3,040)    67,275       53.5
                                          --------      -----      ------   --------       -----    --------   --------      -----
Total deposits........................    $118,151      100.0%     $3,196   $114,955       100.0%   $(10,701)  $125,656      100.0%
                                          ========      =====      ======   ========       =====    ========   ========      =====

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. At December 31, 1998, the Bank had $270,000 in other borrowed money consisting of a variable-rate two-year line of credit advance. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

         The following table presents certain information relating to the Bank's borrowings at or for the years ended December 31, 1998, 1997 and 1996.

                                                                                    At or for the Year
                                                                                    Ended December 31,
                                                                       -------------------------------------------
                                                                       1998                1997               1996
                                                                       ----                ----               ----
                                                                                  (Dollars in thousands)
FHLB Advances and Other Borrowed Money:
   Outstanding at end of period...............................      $     270              $2,000            $1,100
   Average balance outstanding for period.....................          2,549               2,244             1,221
   Maximum amount outstanding at any
     month-end during the period..............................          5,000               5,000             2,000
   Weighted average interest rate
     during the period........................................           6.28%               6.02%             5.16%
   Weighted average interest rate
     at end of period.........................................           6.63%               6.12%             7.35%

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

Employees

         As of December 31, 1998, the Bank employed 58 persons on a full-time basis and four persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $16,000.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) See "--Qualified Thrift Lender." At December 31, 1998, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1998, the Bank's investment in stock of the FHLB of Indianapolis was $943,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $75,000, for an annual rate of 8.0%.

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

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. This amendment becomes effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1998, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with either "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of September 30, 1998 would not have been required to deduct any amounts from its total capital available to calculate its risk-based capital requirement.

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

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS recently adopted a regulation, which becomes effective on April 1, 1999, that revises the current restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the current requirement that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 1998, the Bank's retained net income standard was $2.7 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision will require, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

         In addition to these regulatory restrictions, the Bank's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires the Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits the Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

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

Liquidity

         Federal law requires that savings associations maintain an average daily balance of liquid assets in a minimum amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1998, the Bank had liquid assets of $12.3 million, and a regulatory liquidity ratio of 16.2%.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1998, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1998, the Bank was in compliance with its QTL requirement, with approximately 77% of its portfolio assets invested in QTIs.

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

         The Holding Company and the Bank do not anticipate electing to file a consolidated federal income tax return for 1998. Accordingly, the Bank will be taxed separately on its earnings.

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

Item 2.   Properties.

         The following table provides certain information with respect to the Bank's offices as of December 31, 1998.

                                                          Net Book Value
                                                            of Property
                                           Year             Furniture,         Approximate
                                         Opened or         Fixtures and          Square
Description and Address                  Acquired            Equipment           Footage
-----------------------                  --------            ---------           -------
                                                      (Dollars in thousands)
Locations in Madison, Indiana
   Downtown Offices:
   233 E. Main Street.................     1952                $366               9,110
   Drive-Through Branch:
   401 E. Main Street.................     1984                  71                 375
   Hilltop Locations:
   303 Clifty Drive...................     1973                 644               3,250
   430 Clifty Drive...................     1983                 345               6,084
   Wal-mart Banking Center
   567 Ivy Tech Drive.................     1995                 153                 517
Locations in Hanover, Indiana (1)
   10 Medical Plaza Drive.............     1995                 374                 656

(1) As a condition to obtaining regulatory aproval for the Acquisition from the FRB, the Bank commited itself to divest its former branch located at 136 Thornton Road in Hanover. Pursuant to this commitment, the Bank sold this branch to Peoples's Trust Company based in Brookville, Indiana on February 28, 1997.

         The following table provides certain information with respect to real estate owned by the Bank as of December 31, 1998. These properties were acquired by the Bank for future expansion of its banking operations.

                           Address
                           223 E. Main Street
                           Madison, Indiana 47250
                           225 E. Main Street
                           Madison, Indiana 47250
                           227 E. Main Street
                           Madison, Indiana 47250
                           407 E. Jefferson
                           Madison, Indiana 47250

         The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $450,000 at December 31, 1998.

         The Bank operates six automated teller machines ("ATMs"), one at each office location and one at Hanover College. The Bank's ATMs participate in the MAC(R) and MagicLine(R) networks.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1998.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                               Position with              Position with
       Name                    Holding Company            the Bank
       ----                    -------------------        -------------
   James E. Fritz              President and Chief        President and Chief
                               Executive Officer          Executive Officer
   Lonnie D. Collins           Secretary                  Secretary
   Larry C. Fouse              Controller                 Controller

         James E. Fritz (age 36) has served as the Bank's President and Chief Executive Officer since August, 1995, as the Holding Company's President and Chief Executive Officer since 1996. Prior to that Mr. Fritz served as the Chief Financial Officer of the First Federal Savings Bank of Kokomo until January, 1995, and as a consultant to National City Corporation from January, 1995 to August, 1995.

         Lonnie D. Collins (age 50) has served as Secretary of the Bank since September, 1994, and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October, 1975 and has served as the Bank's outside counsel since 1980.

         Larry C. Fouse (age 53) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens, and from 1989 to 1993, served as Citizens' Vice President and Operations Officer.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "RIVR." The Holding Company's shares began to trade on December 20, 1996. The high and low bid prices for the 1998 fiscal year were $15.75 and $14.00, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders directly depends upon the ability of the Bank to pay dividends to the Holding Company and upon the earnings on its investment securities.

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

         The Holding Company paid dividends to its shareholders in 1998 in the amount of $.22 per outstanding share of common stock.

Item 6.       Selected Consolidated Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 4 and 5 of the Holding Company's 1998 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 6 through 21 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 13 through 15 of the Shareholder Annual Report.

Item 8. Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 23 through 56 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 6 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held April 21, 1999 (the
"1999 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 11.      Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 6 through 8 of the 1999 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 through 4 of the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to pages 7 and 8 of the 1999 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

                                                                  Annual Report
         Financial Statements                                       Page No.

         Independent Auditor's Report.............................    23

         Consolidated Statements of Financial Condition
         at December 31, 1998, and 1997...........................    24

         Consolidated Statements of Earnings for the
         Years Ended December 31, 1998, 1997, and 1996............    26

         Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 1998, 1997, 1996........    27

         Consolidated Statements of Shareholders'
         Equity for the Years Ended December 31, 1998,
         1997, and 1996...........................................    28

         Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1998, 1997, and 1996..................    29

         Notes to Consolidated Financial Statements...............    31

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

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

                                             RIVER VALLEY BANCORP



Date:  March 30, 1999                        By: /s/ James E. Fritz
                                             ----------------------------------
                                             James E. Fritz, President and
                                             Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this30th day of March, 1999.

     Signatures                          Title                      Date
     ----------                          -----                      ----
(1)  Principal Executive Officer:

     /s/ James E. Fritz                                      )
     ----------------------------                            )
     James E. Fritz                  President and           )
                                     Chief Executive Officer )
                                                             )
                                                             )
(2)  Principal Financial and                                 )
     Accounting Officer:                                     )
                                                             )
                                                             )
     /s/ Larry C. Fouse              Treasurer               )
     ----------------------------                            )
     Larry C. Fouse                                          )
                                                             )
                                                             )   March 30, 1999
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
                                                             )
     /s/ Robert W. Anger             Director                )
     ----------------------------                            )
     Robert W. Anger                                         )
                                                             )
                                                             )
     /s/ Jonnie L. Davis             Director                )
     ----------------------------                            )
     Jonnie L. Davis                                         )
                                                             )
                                                             )
     /s/ Cecil L. Dorten             Director                )
     ----------------------------                            )
     Cecil L. Dorten                                         )
                                                             )
                                                             )

      /s/ James E. Fritz                                     )
     ----------------------------                            )
     James E. Fritz                  Director                )
                                                             )
                                                             )
     /s/ Michael J. Hensley          Director                )
     ----------------------------                            )
     Michael J. Hensley                                      )
                                                             )
                                                             )
     /s/ Earl W. Johann              Director                )   March 30, 1999
     ----------------------------                            )
     Earl W. Johann                                          )
                                                             )
                                                             )
     /s/ Fred W. Koehler             Director                )
     ----------------------------                            )
     Fred W. Koehler                                         )
                                                             )

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

     13        Shareholder Annual Report

     21        Subsidiaries of the Registrant

     27(1)     Financial Data Schedule (Filed Electronically)