Form 10QSB
period 1999-03-31
RIVER VALLEY BANCORP
filed 1999-05-17
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                               -----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 2-47541

                              RIVER VALLEY BANCORP
             (Exact name of registrant as specified in its charter)

Indiana                                                   35-1984567
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

303 Clifty Drive
Madison, Indiana                                          47250
------------------------------------                      ---------
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

Yes   X                                                  No

As of May 12, 1999, the latest practicable date 1,108,740 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 16 pages

                              River Valley Bancorp

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                    3

            Consolidated Statements of Earnings                               4

            Consolidated Statements of Comprehensive Income                   5

            Consolidated Statements of Cash Flows                             6

            Notes to Consolidated Financial Statements                        8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                       10


PART II - OTHER INFORMATION                                                  15

SIGNATURES                                                                   16


                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                1999                1998
Cash and due from banks                                                                    $  3,583            $  4,014
Federal funds sold                                                                            1,500                 825
Interest-earning deposits in other financial institutions                                     4,912               7,468
                                                                                            -------             -------
         Cash and cash equivalents                                                            9,995              12,307

Investment securities designated as available for sale - at market                            5,262                 283
Investment securities held to maturity - at amortized cost, approximate market
  value of $983 and $980 as of March 31, 1999 and December 31, 1998                           1,000               1,000
Mortgage-backed securities designated as available for sale - at market                       2,480               2,796
Mortgage-backed and related securities held to maturity - at cost, approximate
  market value of $2,850 and $3,220 as of March 31, 1999 and December 31, 1998                2,972               3,190
Loans receivable - net                                                                      108,963             108,684
Loans held for sale - at lower of cost or market                                              2,053               3,701
Real estate acquired through foreclosure                                                         -                   82
Office premises and equipment - at depreciated cost                                           2,161               2,023
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                            952                 987
Accrued interest receivable on mortgage-backed and related securities                            33                  40
Accrued interest receivable on investments and interest-earning deposits                         62                  29
Goodwill, net of accumulated amortization                                                        48                  50
Cash surrender value of life insurance                                                          827                 818
Prepaid expenses and other assets                                                               250                 373
Prepaid federal income taxes                                                                    338                 405
Deferred tax asset                                                                              652                 658
                                                                                            -------             -------

         Total assets                                                                      $138,991            $138,369
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $118,458            $118,151
Other borrowed money                                                                            941                 270
Advances by borrowers for taxes and insurance                                                    59                  34
Accrued interest payable                                                                        378                 468
Other liabilities                                                                               873                 763
Dividends payable                                                                                68                  70
                                                                                            -------             -------
         Total liabilities                                                                  120,777             119,756

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,131,940 and 1,173,440 shares issued and outstanding at
    March 31, 1999 and December 31, 1998                                                         -                   -
  Additional paid in capital                                                                 10,466              11,036
  Retained earnings - substantially restricted                                                8,967               8,789
  Shares acquired by stock benefit plans                                                     (1,199)             (1,199)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (20)                (13)
                                                                                            -------             -------
         Total stockholders' equity                                                          18,214              18,613
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $138,991            $138,369
                                                                                            =======             =======



                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,

                        (In thousands, except share data)

                                                                                1999                  1998
Interest income
  Loans                                                                       $2,206                $2,247
  Mortgage-backed and related securities                                          83                   119
  Investment securities                                                           39                    56
  Interest-earning deposits and other                                            117                    66
                                                                               -----                 -----
         Total interest income                                                 2,445                 2,488

Interest expense
  Deposits                                                                     1,184                 1,194
  Borrowings                                                                       4                    34
                                                                               -----                 -----
         Total interest expense                                                1,188                 1,228
                                                                               -----                 -----

         Net interest income                                                   1,257                 1,260

Provision for losses on loans                                                     60                    75
                                                                               -----                 -----

         Net interest income after provision for losses on loans               1,197                 1,185

Other income
  Gain on sale of loans                                                           16                    96
  Service fees, charges and other operating                                      189                   208
                                                                               -----                 -----
         Total other income                                                      205                   304

General, administrative and other expense
  Employee compensation and benefits                                             533                   512
  Occupancy and equipment                                                        132                   100
  Amortization of goodwill                                                         2                     7
  Data processing                                                                 25                    32
  Other operating                                                                302                   323
                                                                               -----                 -----
         Total general, administrative and other expense                         994                   974
                                                                               -----                 -----

         Earnings before income taxes                                            408                   515

Income taxes
  Current                                                                        152                    52
  Deferred                                                                        10                   142
                                                                               -----                 -----
         Total income taxes                                                      162                   194
                                                                               -----                 -----

         NET EARNINGS                                                         $  246                $  321
                                                                               =====                 =====

         EARNINGS PER SHARE
           Basic                                                                $.22                  $.29
                                                                                 ===                   ===

           Diluted                                                              $.22                  $.28
                                                                                 ===                   ===



                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
Net earnings                                                                                     $246              $321

Unrealized holding gains (losses) during the period, net of tax                                    (7)               11
                                                                                                  ---               ---

Comprehensive income                                                                             $239              $332
                                                                                                  ===               ===




                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   246           $   321
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums  and discounts on investments and
      mortgage-backed securities - net                                                             (8)               23
    Loans originated for sale in the secondary market                                          (3,689)           (5,676)
    Proceeds from sale of loans in the secondary market                                         5,372             5,562
    Gain on sale of loans                                                                         (35)              (34)
    Amortization of deferred loan origination costs                                                18                24
    Provision for losses on loans                                                                  60                75
    Depreciation and amortization                                                                  58                55
    Amortization of goodwill                                                                        2                 7
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         35                18
      Accrued interest receivable on mortgage-backed securities                                     7               (62)
      Accrued interest receivable on investments and interest-earning deposits                    (33)              (10)
      Prepaid expenses and other assets                                                           123               (45)
      Accrued interest payable                                                                    (90)              (61)
      Other liabilities                                                                           108               (85)
      Income taxes
        Current                                                                                    67              (202)
        Deferred                                                                                   10               142
                                                                                               ------            ------
         Net cash provided by operating activities                                              2,251                52

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (5,959)               -
  Proceeds from maturity of investment securities                                               1,000                -
  Principal repayments on mortgage-backed securities                                              511               287
  Loan principal repayments                                                                    12,074            12,105
  Loan disbursements                                                                          (12,431)           (8,712)
  Proceeds from sale of real estate acquired through foreclosure                                   82                -
  Purchase of office equipment                                                                   (196)             (103)
  Decrease in certificates of deposit in other financial institutions - net                        -                299
  Increase in cash surrender value of life insurance                                               (9)              (15)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (4,928)            3,861
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                               (2,677)            3,913
                                                                                               ------            ------


                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                      1999              1998
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                   $(2,677)           $3,913

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                          307            (1,334)
  Proceeds from Federal Home Loan Bank advances                                         -              1,000
  Repayment of Federal Home Loan Bank advances                                          -             (3,000)
  Proceeds from other borrowed money                                                   671                -
  Advances by borrowers for taxes and insurance                                         25                11
  Dividends on common stock                                                            (68)              (60)
  Purchase of shares                                                                  (570)               -
                                                                                    ------             -----
         Net cash provided by (used in) financing activities                           365            (3,383)
                                                                                    ------             -----

Net increase (decrease) in cash and cash equivalents                                (2,312)              530

Cash and cash equivalents at beginning of period                                    12,307             4,868
                                                                                    ------             -----

Cash and cash equivalents at end of period                                         $ 9,995            $5,398
                                                                                    ======             =====


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                           $    55            $   -
                                                                                    ======             =====

    Interest on deposits and borrowings                                            $ 1,278            $1,289
                                                                                    ======             =====


Supplemental disclosure of noncash investing and financing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                           $    (7)           $   11
                                                                                    ======             =====

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                   $    23            $   62
                                                                                    ======             =====

  Dividends payable at period end                                                  $    68            $   70
                                                                                    ======             =====


                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 1999 and 1998


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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

3.  Effect of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

                              River Valley Bancorp

            For the three month periods ended March 31, 1999 and 1998


3.  Effect of Recent Accounting Pronouncements (continued)

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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 71,730 and 83,124 unallocated ESOP shares at March 31, 1999 and 1998, respectively, totaled 1,098,216 and 1,107,126 for the three month periods ended March 31, 1999 and 1998, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,098,216 and 1,131,340 for the three month periods ended March 31, 1999 and 1998, respectively.

There were 24,214 incremental shares related to the assumed exercise of stock options in the computation of diluted earnings per share for the period ended March 31, 1998. Options to purchase 103,939 shares of common stock with a weighted average price of $14.81 were outstanding at March 31, 1999, but were excluded from the computation of common share equivalents because their share prices were greater than the average market price of the common shares.

5.  Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the March 31, 1999 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 1999 and 1998


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


Discussion of Financial Condition Changes from December 31, 1998 to March 31,
1999

At March 31, 1999, the Corporation's consolidated assets totaled $139.0 million, an increase of $622,000, or .4%, from the December 31, 1998 total of $138.4 million. The increase in assets was funded primarily by an increase in deposits of $307,000, and an increase in other borrowed money of $671,000, which were partially offset by a $399,000 decrease in stockholders' equity.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) decreased by $2.3 million from December 31, 1998 levels, to a total of $10.0 million at March 31, 1999. Mortgage-backed and investment securities increased by $4.4 million, or 61.2%, to a total of $11.7 million at March 31, 1999, due primarily to purchases of short-term investments of $6.0 million, which were partially offset by principal repayments on mortgage-backed and related securities totaling $511,000 and maturities of investment securities of $1.0 million.

Loans receivable, including loans held for sale, totaled $111.0 million at March 31, 1999, a decrease of $1.4 million, or 1.2%, from the $112.4 million total at December 31, 1998. The decrease resulted primarily from principal repayments of $12.1 million and sales of $5.3 million, which were offset by loan originations during the period of $16.1 million. Loan origination volume during the current period exceeded that of the 1998 period by $1.7 million, or 12.0%.

The Corporation's consolidated allowance for loan losses totaled $1.5 million at both March 31, 1999 and December 31, 1998, which represented 1.4% of total loans at those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $1.4 million and $1.9 million at March 31, 1999 and December 31, 1998, respectively. Although management believes that its allowance for loan losses at March 31, 1999, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Discussion of Financial Condition Changes from December 31, 1998 to March 31, 1999 (continued)

Deposits increased by $307,000, or .3%, to a total of $118.5 million, compared to the $118.2 million total at December 31, 1998. The increase resulted primarily from management's continuing marketing efforts in view of the increased competition from other local institutions and other deposit alternatives.

Stockholders' equity totaled $18.2 million at March 31, 1999, a decrease of $399,000, or 2.1%, from the $18.6 million total at December 31, 1998. The decrease resulted primarily from the Corporation's repurchase of 41,500 shares of its stock totaling $570,000, a $7,000 increase in unrealized losses on securities designated as available for sale, and the declaration of dividends totaling $68,000. These decreases were partially offset by current period earnings of $246,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 1999, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998

General

The Corporation's net earnings for the three months ended March 31, 1999, totaled $246,000, a decrease of $75,000, or 23.4%, from the $321,000 of net earnings reported in the comparable 1998 period. The decrease in earnings in the 1999 period is primarily attributable to a decrease in net interest income of $3,000, a decrease in other income of $99,000 and an increase in general, administrative and other expense of $20,000, which were partially offset by a decrease in the provision for income taxes of $32,000.

Net Interest Income

Total interest income for the three months ended March 31, 1999 amounted to $2.5 million, a decrease of $43,000, or 1.7%, from the comparable quarter in 1998, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.3 million for the three months ended March 31, 1999, a decrease of $77,000, or 3.3%, from the comparable 1998 quarter. The decrease resulted primarily from a $2.8 million, or 2.3%, decrease in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits increased by $34,000, or 27.9%, due to a increase in the average balance outstanding of $5.7 million.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $10,000, or .8%, to a total of $1.2 million for the quarter ended March 31, 1999, due primarily to a decrease in the average cost of deposits, partially offset by an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $4,000 for the three months ended March 31, 1999, a decrease of $30,000, or 88.2%, from the comparable quarter in 1998. The decrease resulted primarily from a decrease in average borrowings outstanding from year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $3,000, or .2%, for the three months ended March 31, 1999, as compared to the comparable quarter in 1998. The interest rate spread amounted to approximately 3.55% for the 1999 quarter, compared to 4.20% in 1998, while the net interest margin totaled approximately 3.88% in the 1999 quarter, compared to 4.03% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $60,000 provision for losses on loans for the three months ended March 31, 1999, compared to the $75,000 amount recorded in the 1998 period. While management believes that the allowance for losses on loans is adequate at March 31, 1999, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $99,000, or 32.6%, for the three months ended March 31, 1999, as compared to the same period in 1998, due primarily to a $19,000, or 9.1%, decrease in service fees, charges and other operating income, coupled with a decrease of $80,000 in gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $20,000, or 2.0%, during the three months ended March 31, 1999, compared to the same period in 1998. This increase resulted primarily from a $21,000, or 4.1%, increase in employee compensation and benefits, due primarily to normal merit increases, and a $32,000, or 32.0%, increase in occupancy and equipment expense, which were partially offset by a $21,000, or 6.5%, decrease in other operating expense.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998 (continued)

Income Taxes

The provision for income taxes totaled $162,000 for the three months ended March 31, 1999, a decrease of $32,000, or 16.5%, as compared to the same period in 1998. This increase resulted primarily from a decrease in net earnings before taxes of $107,000, or 20.8%. The effective tax rates amounted to 39.7% and 37.7% for the three months ended March 31, 1999 and 1998, respectively.


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

            For the three month periods ended March 31, 1999 and 1998


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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:              None.

         Exhibit 27: Financial Data Schedule for the three month period ended March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        May 14, 1999                         By: /s/James E. Fritz
       ----------------------------                   ------------------------
                                                      James E. Fritz
                                                      CEO/President



Date:        May 14, 1999                         By: /s/Larry C. Fouse
       ----------------------------                   ------------------------
                                                      Larry C. Fouse
                                                      Chief Financial Officer