Form 10QSB
period 1999-06-30
RIVER VALLEY BANCORP
filed 1999-08-16
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               -----------------------------------------------

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

Yes   X                                                     No

As of August 12, 1999, the latest practicable date 1,026,343 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 17 pages

                              River Valley Bancorp

                                      INDEX

                                                                        Page

PART I  -  FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                  3

           Consolidated Statements of Earnings                             4

           Consolidated Statements of Comprehensive Income                 5

           Consolidated Statements of Cash Flows                           6

           Notes to Consolidated Financial Statements                      8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     10


PART II -  OTHER INFORMATION                                              16

SIGNATURES                                                                17


                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                1999                1998
Cash and due from banks                                                                    $  3,172            $  4,014
Federal funds sold                                                                            1,050                 825
Interest-earning deposits in other financial institutions                                     4,746               7,468
                                                                                            -------             -------
         Cash and cash equivalents                                                            8,968              12,307

Investment securities designated as available for sale - at market                            7,609                 283
Investment securities held to maturity - at amortized cost, approximate market
  value of $987 and $980 as of June 30, 1999 and December 31, 1998                            1,000               1,000
Mortgage-backed securities designated as available for sale - at market                       2,333               2,796
Mortgage-backed and related securities held to maturity - at cost, approximate
  market value of $2,588 and $3,220 as of June 30, 1999 and December 31, 1998                 2,579               3,190
Loans receivable - net                                                                      107,322             108,684
Loans held for sale - at lower of cost or market                                                300               3,701
Real estate acquired through foreclosure                                                         -                   82
Property acquired in settlement of loans                                                         12                  -
Office premises and equipment - at depreciated cost                                           2,061               2,023
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                          1,034                 987
Accrued interest receivable on mortgage-backed and related securities                            31                  40
Accrued interest receivable on investments and interest-earning deposits                         28                  29
Goodwill, net of accumulated amortization                                                        47                  50
Cash surrender value of life insurance                                                          836                 818
Prepaid expenses and other assets                                                               316                 373
Prepaid federal income taxes                                                                    296                 405
Deferred tax asset                                                                              731                 658
                                                                                            -------             -------

         Total assets                                                                      $136,446            $138,369
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $115,607            $118,151
Other borrowed money                                                                          1,896                 270
Advances by borrowers for taxes and insurance                                                    38                  34
Accrued interest payable                                                                        359                 468
Other liabilities                                                                               736                 763
Dividends payable                                                                                70                  70
                                                                                            -------             -------
         Total liabilities                                                                  118,706             119,756

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,075,343 and 1,173,440 shares issued and outstanding at
    June 30, 1999 and December 31, 1998                                                          -                   -
  Additional paid in capital                                                                  9,666              11,036
  Retained earnings - substantially restricted                                                9,192               8,789
  Shares acquired by stock benefit plans                                                     (1,079)             (1,199)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (39)                (13)
                                                                                            -------             -------
         Total stockholders' equity                                                          17,740              18,613
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $136,446            $138,369
                                                                                            =======             =======




                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                          Six months ended           Three months ended
                                                                              June 30,                     June 30,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $4,439       $4,557          $2,233       $2,310
  Mortgage-backed and related securities                                  161          231              78          112
  Investment securities                                                   127          104              88           48
  Interest-earning deposits and other                                     232          128             115           62
                                                                        -----        -----           -----        -----
         Total interest income                                          4,959        5,020           2,514        2,532

Interest expense
  Deposits                                                              2,310        2,346           1,126        1,152
  Borrowings                                                               30           56              26           22
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,340        2,402           1,152        1,174
                                                                        -----        -----           -----        -----

         Net interest income                                            2,619        2,618           1,362        1,358

Provision for losses on loans                                             100          150              40           75
                                                                        -----        -----           -----        -----

         Net interest income after provision for losses on loans        2,519        2,468           1,322        1,283

Other income
  Gain on sale of loans                                                    39          127              23           31
  Service fees, charges and other operating                               372          411             183          203
                                                                        -----        -----           -----        -----
         Total other income                                               411          538             206          234

General, administrative and other expense
  Employee compensation and benefits                                    1,117        1,071             584          559
  Occupancy and equipment                                                 266          223             134          123
  Amortization of goodwill                                                  3           13               1            6
  Data processing                                                          54           56              29           24
  Other operating                                                         608          597             306          274
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                2,048        1,960           1,054          986
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     882        1,046             474          531

Income taxes
  Current                                                                 402          310             250          258
  Deferred                                                                (60)         102             (70)         (40)
                                                                        -----        -----           -----        -----
         Total income taxes                                               342          412             180          218
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  540       $  634          $  294       $  313
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.51         $.57            $.29         $.28
                                                                          ===          ===             ===          ===

           Diluted                                                       $.51         $.56            $.29         $.28
                                                                          ===          ===             ===          ===




                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                      For the six months            For the three months
                                                                         ended June 30,                 ended June 30,
                                                                       1999         1998              1999         1998
Net earnings                                                           $540         $634              $294         $313

Unrealized holding gains (losses) during the period, net of tax         (26)          14               (19)           3
                                                                        ---          ---               ---          ---

Comprehensive income                                                   $514         $648              $275         $316
                                                                        ===          ===               ===          ===

Accumulated other comprehensive losses                                 $(39)        $(18)             $(39)        $(18)
                                                                        ===          ===               ===          ===


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   540           $   634
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on
      investments and mortgage-backed securities - net                                            (58)               24
    Loans originated for sale in the secondary market                                          (7,039)          (12,538)
    Proceeds from sale of loans in the secondary market                                        10,435             8,090
    (Gain) loss on sale of loans                                                                    5               (54)
    Amortization of deferred loan origination costs                                                66                52
    Provision for losses on loans                                                                 100               150
    Amortization expense of stock benefit plans                                                   120                -
    Depreciation and amortization                                                                 118               105
    Amortization of goodwill                                                                        3                13
    Proceeds from sale of office premises and equipment                                            76                -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        (47)              (42)
      Accrued interest receivable on mortgage-backed securities                                     9               (42)
      Accrued interest receivable on investments and interest-
        earning deposits                                                                            1               (16)
      Prepaid expenses and other assets                                                            57              (102)
      Accrued interest payable                                                                   (109)              (57)
      Other liabilities                                                                           (27)             (278)
      Income taxes
        Current                                                                                   109              (276)
        Deferred                                                                                  (60)              102
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                    4,299            (4,235)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               8,300             1,000
  Purchase of investment securities designated as available for sale                          (15,569)               -
  Principal repayments on mortgage-backed and related securities                                1,036             1,281
  Loan principal repayments                                                                    18,313            19,906
  Loan disbursements                                                                          (17,117)          (17,811)
  Proceeds from sale of real estate acquired through foreclosure                                   82                -
  Acquisition of property in settlement of loans                                                  (12)               -
  Purchase of office equipment                                                                   (232)             (139)
  Decrease in certificates of deposit in other financial institutions - net                        -                697
  Increase in cash surrender value of life insurance                                              (18)              (24)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (5,217)            4,910
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                                 (918)              675
                                                                                               ------            ------



                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                        For the six months ended June 30,
                                 (In thousands)

                                                                                                 1999              1998
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                              $  (918)           $  675

Cash flows provided by (used in) financing activities:
  Decrease in deposit accounts                                                                 (2,544)           (4,502)
  Proceeds from Federal Home Loan Bank advances                                                    -              6,000
  Repayment of Federal Home Loan Bank advances                                                     -             (3,000)
  Proceeds from other borrowings                                                                1,626                -
  Purchase of shares for stock benefit plan                                                        -                (21)
  Purchase of shares                                                                           (1,370)               -
  Dividends paid on common stock                                                                 (137)             (126)
  Advances by borrowers for taxes and insurance                                                     4               (25)
                                                                                               ------             -----
         Net cash used in financing activities                                                 (2,421)           (1,674)
                                                                                               ------             -----

Net decrease in cash and cash equivalents                                                      (3,339)             (999)

Cash and cash equivalents at beginning of period                                               12,307             4,868
                                                                                               ------             -----

Cash and cash equivalents at end of period                                                    $ 8,968            $3,869
                                                                                               ======             =====


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   215            $  271
                                                                                               ======             =====

    Interest on deposits and borrowings                                                       $ 2,449            $2,459
                                                                                               ======             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $   (26)           $   14
                                                                                               ======             =====

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $    44            $   73
                                                                                               ======             =====


                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the six month periods ended June 30, 1999 and 1998


River Valley Bancorp (the  "Corporation")  is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank ("River Valley" or the "Bank"). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

                              River Valley Bancorp

             For the six month periods ended June 30, 1999 and 1998


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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 71,730 unallocated ESOP shares at June 30, 1999, totaled 1,063,641 and 1,029,445 for the six and three month periods ended June 30, 1999, respectively. Weighted-average common shares outstanding, which gives effect to 83,123 unallocated ESOP shares at June 30, 1998, totaled 1,107,126 for each of the six and three month periods ended June 30, 1998, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,063,641 and 1,029,445 for the six and three month periods ended June 30, 1999, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,131,729 for each of the six and three month periods ended June 30, 1998, respectively.

There were 24,603 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the periods ended June 30, 1998. Options to purchase 103,959 shares of common stock with a weighted average price of $14.81 were outstanding at June 30, 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the June 30, 1999 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 1999 and 1998


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


Discussion  of Financial  Condition  Changes from  December 31, 1998 to June 30,
1999

At June 30, 1999, the Corporation's consolidated assets totaled $136.4 million, a decrease of $1.9 million, or 1.4%, from the December 31, 1998 total. The decrease in assets resulted primarily from a decrease in deposits of $2.5 million and an $873,000 decrease in stockholders' equity, which were partially offset by an increase in other borrowed money of $1.6 million.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) decreased by $3.3 million from December 31, 1998 levels, to a total of $9.0 million at June 30, 1999. Mortgage-backed and investment securities increased by $6.3 million, or 86.0%, to a total of $13.5 million at June 30, 1999, due primarily to purchases of short-term investments of $15.6 million, which were partially offset by principal repayments on mortgage-backed and related securities totaling $1.0 million and maturities of investment securities of $8.3 million.

Loans receivable, including loans held for sale, totaled $107.6 million at June 30, 1999, a decrease of $4.8 million, or 4.2%, from the $112.4 million total at December 31, 1998. The decrease resulted primarily from principal repayments of $18.3 million and sales of $10.4 million, which were offset by loan originations during the period of $24.1 million.

The Corporation's consolidated allowance for loan losses totaled $1.5 million at both June 30, 1999 and December 31, 1998, which represented 1.4% of total loans at each of those dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $2.0 million and $1.9 million at June 30, 1999 and December 31, 1998, respectively. Although management believes that its allowance for loan losses at June 30, 1999, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1999 and 1998


Discussion of Financial Condition Changes from December 31, 1998 to June 30, 1999 (continued)

Deposits totaled of $115.6 million at June 30, 1999, a decrease of $2.5 million, or 2.2%, compared to the $118.2 million total at December 31, 1998. During the six month period ended June 30, 1999, as rising loan rates caused a decline in loan demand, the Bank elected not to match higher interest rates on deposits offered within its highly competitive market area.

Stockholders' equity totaled $17.7 million at June 30, 1999, a decrease of $873,000, or 4.7%, from the $18.6 million total at December 31, 1998. The decrease resulted primarily from the Corporation's repurchase of 98,097 shares of its stock totaling $1.4 million, a $26,000 increase in unrealized losses on securities designated as available for sale, and the declaration of dividends totaling $137,000. These decreases were partially offset by current period earnings of $540,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 1999, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998

General

The Corporation's net earnings for the six months ended June 30, 1999, totaled $540,000, a decrease of $94,000, or 14.8%, from the $634,000 of net earnings reported in the comparable 1998 period. The decrease in earnings in the 1999 period was primarily attributable to a decrease in other income of $127,000 and an increase in general, administrative and other expense of $88,000, which were partially offset by a $50,000 decrease in the provision for losses on loans and a decrease in the provision for income taxes of $70,000.

Net Interest Income

Total interest income for the six months ended June 30, 1999 amounted to $5.0 million, a decrease of $61,000, or 1.2%, from the comparable period in 1998, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $4.6 million for the six months ended June 30, 1999, a decrease of $188,000, or 3.9%, from the comparable 1998 period. The decrease resulted primarily from a $3.7 million, or 3.1%, decrease in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits increased by $127,000, or 54.7%, due to an increase in the average balance outstanding of $7.9 million.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1999 and 1998


Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $36,000, or 1.5%, to a total of $2.3 million for the six month period ended June 30, 1999, due primarily to a decrease in the average cost of deposits, partially offset by an increase in the average balance of deposits outstanding of $5.0 million, or 4.4%, year to year. Interest expense on borrowings totaled $30,000 for the six months ended June 30, 1999, a decrease of $26,000, or 46.4%, from the comparable period in 1998. The decrease resulted primarily from a decrease in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1,000 for the six months ended June 30, 1999, as compared to the comparable period in 1998. The interest rate spread amounted to approximately 3.73% for the 1999 period, compared to 3.82% in 1998, while the net interest margin totaled approximately 4.03% in the 1999 period, compared to 4.16% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $100,000 provision for losses on loans for the six months ended June 30, 1999, compared to the $150,000 amount recorded in the 1998 period. While management believes that the allowance for losses on loans is adequate at June 30, 1999, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $127,000, or 23.6%, for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to a decrease of $88,000 in gain on sale of loans and a $39,000, or 9.5%, decrease in service fees, charges and other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $88,000, or 4.5%, during the six months ended June 30, 1999, compared to the same period in 1998. This increase resulted primarily from a $46,000, or 4.3%, increase in employee compensation and benefits, due primarily to normal merit increases, and a $43,000, or 19.3%, increase in occupancy and equipment expense. The increase in occupancy and equipment expense was due primarily to increases in depreciation, maintenance and repairs and property tax expense.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1999 and 1998


Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998 (continued)

Income Taxes

The provision for income taxes totaled $342,000 for the six months ended June 30, 1999, a decrease of $70,000, or 17.0%, as compared to the same period in 1998. This decrease resulted primarily from a decrease in net earnings before taxes of $164,000, or 15.7%. The effective tax rates amounted to 38.8% and 39.4% for the six months ended June 30, 1999 and 1998, respectively.


Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998

General

The Corporation's net earnings for the three months ended June 30, 1999, totaled $294,000, a decrease of $19,000, or 6.1%, from the $313,000 of net earnings reported in the comparable 1998 period. The decrease in earnings in the 1999 period was primarily attributable to a decrease in other income of $28,000 and an increase in general, administrative and other expense of $68,000, which were partially offset by a decrease in the provision for losses on loans of $35,000 and a decrease in the provision for income taxes of $38,000.

Net Interest Income

Total interest income for the three months ended June 30, 1999 amounted to $2.5 million, a decrease of $18,000, or .7%, from the comparable quarter in 1998, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.3 million for the three months ended June 30, 1999, a decrease of $111,000, or 4.6%, from the comparable 1998 quarter. The decrease resulted primarily from a $2.7 million, or 2.3%, decrease in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits increased by $93,000, or 84.5%, due to a increase in the average balance outstanding of approximately $10.0 million.

Interest expense on deposits decreased by $26,000, or 2.3%, to a total of $1.1 million for the quarter ended June 30, 1999, due primarily to a decrease in the average cost of deposits, partially offset by an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $26,000 for the three months ended June 30, 1999, an increase of $4,000, or 18.2%, over the comparable quarter in 1998. The increase resulted primarily from an increase in average borrowings outstanding from year to year.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1999 and 1998

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4,000, or .3%, for the three months ended June 30, 1999, as compared to the comparable quarter in 1998. The interest rate spread amounted to approximately 3.79% for the 1999 quarter, compared to 4.01% in 1998, while the net interest margin totaled approximately 4.12% in the 1999 quarter, compared to 4.36% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $40,000 provision for losses on loans for the three months ended June 30, 1999, compared to the $75,000 amount recorded in the 1998 period. While management believes that the allowance for losses on loans is adequate at June 30, 1999, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $28,000, or 12.0%, for the three months ended June 30, 1999, as compared to the same period in 1998, due primarily to a $20,000, or 9.9%, decrease in service fees, charges and other operating income, coupled with a decrease of $8,000 in gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense increased by $68,000, or 6.9%, during the three months ended June 30, 1999, compared to the same period in 1998. This increase resulted primarily from a $25,000, or 4.5%, increase in employee compensation and benefits, due primarily to normal merit increases, an $11,000, or 8.9%, increase in occupancy and equipment expense and a $32,000, or 11.7%, increase in other operating expense.

Income Taxes

The provision for income taxes totaled $180,000 for the three months ended June 30, 1999, a decrease of $38,000, or 17.4%, as compared to the same period in 1998. This decrease resulted primarily from a decrease in net earnings before taxes of $57,000, or 10.7%. The effective tax rates amounted to 38.0% and 41.1% for the three months ended June 30, 1999 and 1998, respectively.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 1999 and 1998


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

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On April 21,1999, the Annual Meeting of the Corporation's Stockholders was held. Two directors were elected to terms expiring in 2002 by the following votes:

               Michael J. Hensley       For:  790,716        Withheld:  123,371
               Fred W. Koehler          For:  790,686        Withheld:  123,401

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:               None.

         Exhibit 27: Financial Data Schedule for the six month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  August 13, 1999                          By: /s/Fred W. Koehler
                                                    Fred W. Koehler
                                                    Chairman of the Board



Date:  August 13, 1999                          By: /s/Larry C. Fouse
                                                    Larry C. Fouse
                                                    Chief Financial Officer