Form 10QSB
period 1999-09-30
RIVER VALLEY BANCORP
filed 1999-11-15
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               ----------------------------------------

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

Yes   X                                               No

As of November 10, 1999, the latest practicable date 1,021,576 shares of the registrant's common stock, without par value, were issued and outstanding.









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


                              River Valley Bancorp
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                1999                1998
Cash and due from banks                                                                    $  3,853            $  4,014
Federal funds sold                                                                              500                 825
Interest-earning deposits in other financial institutions                                     3,454               7,468
                                                                                            -------             -------
         Cash and cash equivalents                                                            7,807              12,307

Investment securities designated as available for sale - at market                            4,277                 283
Investment securities held to maturity - at amortized cost, approximate market
  value of $990 and $980 as of September 30, 1999 and December 31, 1998                       1,000               1,000
Mortgage-backed securities designated as available for sale - at market                       2,195               2,796
Mortgage-backed and related securities held to maturity - at cost, approximate
  market value of $2,403 and $3,220 as of September 30, 1999 and December 31, 1998            2,410               3,190
Loans receivable - net                                                                      110,918             108,684
Loans held for sale - at lower of cost or market                                                 -                3,701
Property acquired in settlement of loans                                                          3                  82
Office premises and equipment - at depreciated cost                                           2,012               2,023
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                          1,100                 987
Accrued interest receivable on mortgage-backed and related securities                            29                  40
Accrued interest receivable on investments and interest-earning deposits                        115                  29
Goodwill, net of accumulated amortization                                                        45                  50
Cash surrender value of life insurance                                                          845                 818
Prepaid expenses and other assets                                                               273                 373
Prepaid federal income taxes                                                                    524                 405
Deferred tax asset                                                                              660                 658
                                                                                            -------             -------

         Total assets                                                                      $135,156            $138,369
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $113,838            $118,151
Other borrowed money                                                                          2,655                 270
Advances by borrowers for taxes and insurance                                                    49                  34
Accrued interest payable                                                                        308                 468
Other liabilities                                                                             1,100                 763
Dividends payable                                                                                71                  70
                                                                                            -------             -------
         Total liabilities                                                                  118,021             119,756

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,026,343 and 1,173,440 shares issued and outstanding at
    September 30, 1999 and December 31, 1998                                                     -                   -
  Additional paid in capital                                                                  8,995              11,036
  Retained earnings - substantially restricted                                                9,244               8,789
  Shares acquired by stock benefit plans                                                     (1,079)             (1,199)
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                  (25)                (13)
                                                                                            -------             -------
         Total stockholders' equity                                                          17,135              18,613
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $135,156            $138,369
                                                                                            =======             =======


                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         Nine months ended            Three months ended
                                                                            September 30,                September 30,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $6,467       $6,985          $2,134       $2,428
  Mortgage-backed and related securities                                  233          341              72          110
  Investment securities                                                   221          131              94           27
  Interest-earning deposits and other                                     315          181              83           53
                                                                        -----        -----           -----        -----
         Total interest income                                          7,236        7,638           2,383        2,618

Interest expense
  Deposits                                                              3,382        3,505           1,072        1,159
  Borrowings                                                               73          137              43           81
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,455        3,642           1,115        1,240
                                                                        -----        -----           -----        -----

         Net interest income                                            3,781        3,996           1,268        1,378

Provision for losses on loans                                             110          215              10           65
                                                                        -----        -----           -----        -----

         Net interest income after provision for losses on loans        3,671        3,781           1,258        1,313

Other income
  Gain on sale of loans                                                    41          202               2           75
  Gain on sale of office premises and equipment                            -            57              -            57
  Service fees, charges and other operating                               575          634             203          223
                                                                        -----        -----           -----        -----
         Total other income                                               616          893             205          355

General, administrative and other expense
  Employee compensation and benefits                                    1,768        1,669             757          598
  Occupancy and equipment                                                 389          348             123          125
  Amortization of goodwill                                                 38           20              35            7
  Data processing                                                          90           86              36           30
  Other operating                                                         873          937             265          340
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                3,158        3,060           1,216        1,100
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                   1,129        1,614             247          568

Income taxes
  Current                                                                 468          734              66          424
  Deferred                                                                 (4)         (93)             56         (195)
                                                                        -----        -----           -----        -----
         Total income taxes                                               464          641             122          229
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  665       $  973          $  125       $  339
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.65         $.88            $.13         $.31
                                                                          ===          ===             ===          ===

           Diluted                                                       $.65         $.86            $.13         $.30
                                                                          ===          ===             ===          ===



                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                     For the nine months            For the three months
                                                                      ended September 30,             ended September 30,
                                                                       1999         1998              1999         1998
Net earnings                                                           $665         $973              $125         $339

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) during the period, net of tax       (12)          17                14            3
                                                                        ---          ---               ---          ---

Comprehensive income                                                   $653         $990              $139         $342
                                                                        ===          ===               ===          ===

Accumulated other comprehensive losses                                 $(25)        $(15)             $(25)        $(15)
                                                                        ===          ===               ===          ===



                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                 $   665           $   973
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums  and discounts on investments and
      mortgage-backed securities - net                                                             14                13
    Loans originated for sale in the secondary market                                          (9,596)          (12,763)
    Proceeds from sale of loans in the secondary market                                        13,246            11,144
    (Gain) loss on sale of loans                                                                   51              (103)
    Amortization of deferred loan origination costs                                                67                75
    Provision for losses on loans                                                                 110               215
    Depreciation and amortization                                                                 178               170
    Amortization of goodwill                                                                       38                20
    Amortization of stock benefit plans                                                           120                -
    Gain on sale of office premises and equipment                                                  -                (57)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (113)             (146)
      Accrued interest receivable on mortgage-backed securities                                    11                46
      Accrued interest receivable on investments and interest-bearing deposits                    (86)               34
      Prepaid expenses and other assets                                                           100               (59)
      Accrued interest payable                                                                   (160)              (49)
      Other liabilities                                                                           338              (264)
      Income taxes
        Current                                                                                  (119)             (142)
        Deferred                                                                                   (4)              (93)
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                    4,860              (986)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                              13,639             2,500
  Purchase of investment securities designated as available for sale                          (17,579)               -
  Principal repayments on mortgage-backed securities                                            1,349             2,570
  Loan principal repayments                                                                    28,021            28,621
  Loan disbursements                                                                          (30,432)          (30,640)
  Purchase of office equipment                                                                   (167)             (159)
  Proceeds from sale of office premises and equipment                                              -                 68
  Decrease in certificates of deposit in other financial institutions - net                        -                797
  Increase in cash surrender value of life insurance                                              (27)              (33)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (5,196)            3,724
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                                 (336)            2,738
                                                                                               ------            ------



                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                 (In thousands)

                                                                                                 1999              1998
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                              $  (336)          $ 2,738

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                             (4,313)           (3,803)
  Proceeds from Federal Home Loan Bank advances and other borrowings                            2,385            12,221
  Repayment of Federal Home Loan Bank advances and other borrowings                                -             (9,221)
  Advances by borrowers for taxes and insurance                                                    15                (1)
  Dividends on common stock                                                                      (210)             (191)
  Purchase of shares for stock benefit plans                                                       -               (429)
  Proceeds from exercise of stock options                                                          -                 18
  Purchase of shares                                                                           (2,041)               -
                                                                                               ------            ------
         Net cash used in financing activities                                                 (4,164)           (1,406)
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                           (4,500)            1,332

Cash and cash equivalents at beginning of period                                               12,307             4,868
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 7,807           $ 6,200
                                                                                               ======            ======


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                                      $   465           $   516
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 3,615           $ 3,691
                                                                                               ======            ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $   (12)          $    17
                                                                                               ======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $    92           $    99
                                                                                               ======            ======


                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the nine month periods ended September 30, 1999 and 1998


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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

                              River Valley Bancorp

          For the nine month periods ended September 30, 1999 and 1998


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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 71,730 unallocated ESOP shares at September 30, 1999, totaled 1,029,313 and 961,776 for the nine and three month periods ended September 30, 1999, respectively. Weighted-average common shares outstanding, which gives effect to 83,124 unallocated ESOP shares at September 30, 1998, totaled 1,107,261 and 1,107,527 for the nine and three month periods ended September 30, 1998, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,029,313 and 961,776 for the nine and three month periods ended September 30, 1999, respectively. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,126,345 and 1,113,865 for the nine and three month periods ended September 30, 1998, respectively.

There were 19,084 and 6,338 incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share for the nine and three month periods ended September 30, 1998, respectively. Options to purchase 103,959 shares of common stock with a weighted average exercise price of $14.81 were outstanding at September 30, 1999, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.  Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the September 30, 1999 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 1999 and 1998


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


Discussion of Financial Condition Changes from December 31, 1998 to September 30, 1999

At September 30, 1999, the Corporation's consolidated assets totaled $135.2 million, a decrease of $3.2 million, or 2.3%, from the December 31, 1998 total. The decrease in assets resulted primarily from a decrease in deposits of $4.3 million and a $1.5 million decrease in stockholders' equity, which were partially offset by an increase in other borrowed money of $2.4 million.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) decreased by $4.5 million from December 31, 1998 levels, to a total of $7.8 million at September 30, 1999. Mortgage-backed and investment securities increased by $2.6 million, or 35.7%, to a total of $9.9 million at September 30, 1999, due primarily to purchases of short-term investments of $17.6 million, which were partially offset by principal repayments on mortgage-backed and related securities totaling $1.3 million and maturities of investment securities of $13.6 million.

Loans receivable, including loans held for sale, totaled $110.9 million at September 30, 1999, a decrease of $1.5 million, or 1.3%, from the $112.4 million total at December 31, 1998. The decrease resulted primarily from principal repayments of $28.0 million and sales of $13.3 million, which were offset by loan originations during the period of $40.0 million.

The Corporation's consolidated allowance for loan losses totaled $1.5 million at both September 30, 1999 and December 31, 1998, which represented 1.4% of total loans at each of those respective dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $1.6 million and $1.9 million at September 30, 1999 and December 31, 1998, respectively. Although management believes that its allowance for loan losses at September 30, 1999, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1999 and 1998


Discussion of Financial Condition Changes from December 31, 1998 to September 30, 1999 (continued)

Deposits totaled $113.8 million at September 30, 1999, a decrease of $4.3 million, or 3.7%, compared to the $118.2 million total at December 31, 1998. During the nine month period ended September 30, 1999, as rising loan rates caused a decline in loan demand, the Bank elected not to match higher interest rates on deposits offered within its highly competitive market area.

Stockholders' equity totaled $17.1 million at September 30, 1999, a decrease of $1.5 million, or 7.9%, from the $18.6 million total at December 31, 1998. The decrease resulted primarily from the Corporation's repurchase of 147,097 shares of its stock totaling $2.0 million, a $12,000 increase in unrealized losses on securities designated as available for sale, and the declaration of dividends totaling $210,000. These decreases were partially offset by current period earnings of $665,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 1999, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1999 and 1998

General

The Corporation's net earnings for the nine months ended September 30, 1999, totaled $665,000, a decrease of $308,000, or 31.7%, from the $973,000 of net earnings reported in the comparable 1998 period. The decrease in earnings in the 1999 period was primarily attributable to a decrease in net interest income of $215,000, a decrease in other income of $277,000 and an increase in general, administrative and other expense of $98,000, which were partially offset by a $105,000 decrease in the provision for losses on loans and a decrease in the provision for income taxes of $177,000.

Net Interest Income

Total interest income for the nine months ended September 30, 1999 amounted to $7.2 million, a decrease of $402,000, or 5.3%, from the comparable period in 1998, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $6.7 million for the nine months ended September 30, 1999, a decrease of $626,000, or 8.5%, from the comparable 1998 period. The decrease resulted primarily from a $5.3 million, or 4.4%, decrease in the average balance outstanding year-to-year, coupled with a decline in yield of approximately 41 basis points, to 7.66% for the nine months ended September 30, 1999. Interest income on investments and interest-earning deposits increased by $224,000, or 71.8%, due to an increase in the average balance outstanding of approximately $6.9 million.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1999 and 1998


Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $123,000, or 3.5%, to a total of $3.4 million for the nine month period ended September 30, 1999, due primarily to a decrease in the average cost of deposits to 3.82% for fiscal 1999, partially offset by a $4.7 million, or 4.1%, increase in the average balance of deposits outstanding year to year. Interest expense on borrowings totaled $73,000 for the nine months ended September 30, 1999, a decrease of $64,000, or 46.7%, from the comparable period in 1998. The decrease resulted primarily from a decrease in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $215,000, or 5.4%, for the nine months ended September 30, 1999, as compared to the comparable period in 1998. The interest rate spread amounted to approximately 3.53% for the 1999 period, compared to 3.85% in 1998, while the net interest margin totaled approximately 3.86% in the 1999 period, compared to 4.24% in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $110,000 provision for losses on loans for the nine months ended September 30, 1999, compared to the $215,000 amount recorded in the 1998 period. The 1999 provision amount was predicated on the decline in the balance of the loan portfolio, coupled with a decline in the level of nonperforming loans year to year. While management believes that the allowance for losses on loans is adequate at September 30, 1999, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $277,000, or 31.0%, for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to a decrease of $161,000, or 79.7%, in gain on sale of loans and a $59,000, or 9.3%, decrease in service fees, charges and other operating income.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1999 and 1998


Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $98,000, or 3.2%, during the nine months ended September 30, 1999, compared to the same period in 1998. This increase resulted primarily from a $99,000, or 5.9%, increase in employee compensation and benefits and a $41,000, or 11.8%, increase in occupancy and equipment expense, which were partially offset by a $64,000, or 6.8%, decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from a one time pre-tax charge of $184,000 related to severance benefits recorded following the resignation of the Bank's executive vice-president. This charge was offset by a reduction in costs of employee benefit plans and an increase in deferred loan origination costs year to year. The increase in occupancy and equipment expense was due primarily to increases in depreciation, maintenance and repairs, and property tax expense.

Income Taxes

The provision for income taxes totaled $464,000 for the nine months ended September 30, 1999, a decrease of $177,000, or 27.6%, as compared to the same period in 1998. This decrease resulted primarily from a decrease in net earnings before taxes of $485,000, or 30.0%. The effective tax rates amounted to 41.1% and 39.7% for the nine months ended September 30, 1999 and 1998, respectively.


Comparison of Results of Operations for the Three Month Periods Ended September 30, 1999 and 1998

General

The Corporation's net earnings for the three months ended September 30, 1999, totaled $125,000, a decrease of $214,000, or 63.1%, from the $339,000 of net earnings reported in the comparable 1998 period. The decrease in earnings in the 1999 period was primarily attributable to a decrease in net interest income of $110,000, a decrease in other income of $150,000 and an increase in general, administrative and other expense of $116,000, which were partially offset by a decrease in the provision for losses on loans of $55,000 and a decrease in the provision for income taxes of $107,000.

Net Interest Income

Total interest income for the three months ended September 30, 1999 amounted to $2.4 million, a decrease of $235,000, or 9.0%, from the comparable quarter in 1998, reflecting the effects of a decline in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.2 million for the three months ended September 30, 1999, a decrease of $332,000, or 13.1%, from the comparable 1998 quarter. The decrease resulted primarily from a decrease in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits increased by $97,000, or 121.3%, due to a increase in the average balance outstanding.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1999 and 1998

Comparison of Results of Operations for the Three Month Periods Ended September 30, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $87,000, or 7.5%, to a total of $1.1 million for the quarter ended September 30, 1999, due primarily to a decrease in the average cost of deposits, partially offset by an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $43,000 for the three months ended September 30, 1999, a decrease of $38,000, or 46.9%, from the comparable quarter in 1998. The decrease resulted primarily from a decrease in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $110,000, or 8.0%, for the three months ended September 30, 1999, as compared to the comparable quarter in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $10,000 provision for losses on loans for the three months ended September 30, 1999, compared to the $65,000 amount recorded in the 1998 period. While management believes that the allowance for losses on loans is adequate at September 30, 1999, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $150,000, or 42.3%, for the three months ended September 30, 1999, as compared to the same period in 1998, due primarily to a decrease of $73,000 in gain on sale of loans, coupled with a $20,000, or 9.0%, decrease in service fees, charges and other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $116,000, or 10.5%, during the three months ended September 30, 1999, compared to the same period in 1998. This increase resulted primarily from a $159,000, or 26.6%, increase in employee compensation and benefits, which was partially offset by a $75,000, or 22.1%, decrease in other operating expense. The increase in employee compensation and benefits was due primarily to a one time charge for severance benefits, as previously discussed.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 1999 and 1998


Comparison of Results of Operations for the Three Month Periods Ended September 30, 1999 and 1998 (continued)

Income Taxes

The provision for income taxes totaled $122,000 for the three months ended September 30, 1999, a decrease of $107,000, or 46.7%, as compared to the same period in 1998. This decrease resulted primarily from a decrease in net earnings before taxes of $321,000, or 56.5%. The effective tax rates amounted to 49.4% and 40.3% for the three months ended September 30, 1999 and 1998, respectively.


Year 2000 Compliance Matters

As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank has addressed the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

The Bank's core data processing relative to customer loan and deposit accounts, as well as the general ledger, is performed in-house through use of a purchased software product. Management has been advised, and certain testing has been performed to verify, that the system will continue to function upon arrival of the year 2000.

The Bank had previously identified certain expenses that would be incurred by the Bank in connection with this issue. Such expenses total approximately $19,000. The Bank has established a budget of approximately $65,000 for year 2000 related costs. From a review of the systems and vendors, management believes the budgeted amount to be sufficient. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

In the event that the Bank is unable to process transactions as normal upon arrival of the year 2000, the Bank has access to a third-party contingency site with its software vendor. Additionally, the Bank could conduct and record transactions manually for a period of time, if necessary.

In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. The Bank has contacted, in person or by mail, a majority of its larger loan customers to make them aware of the year 2000 issues. A brochure has also been distributed to customers by mail and in person. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:         None.

         Exhibit 27: Financial Data Schedule for the nine month period ended September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 15, 1999                 By: /s/Matthew P. Forrester
     --------------------------               --------------------------------
                                              Matthew P. Forrester
                                              Chief Executive Officer
                                                and President



Date:   November 15, 1999                 By: /s/Larry C. Fouse
     --------------------------               --------------------------------
                                              Larry C. Fouse
                                              Chief Financial Officer