Form 10-K
period 1999-12-31
RIVER VALLEY BANCORP
filed 2000-03-23
CIK 1015593

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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


            430 Clifty Drive
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

YES X  NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 17, 2000 was $8,600,671.86.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 17, 2000, was 921,972 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated into Part II. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1

                               Page 1 of 31 Pages

                              RIVER VALLEY BANCORP

                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statement..................................................... 3

PART I

     Item 1.   Business....................................................... 3
     Item 2.   Properties.....................................................26
     Item 3.   Legal Proceedings..............................................27
     Item 4.   Submission of Matters to a Vote of Security Holders............27
     Item 4.5. Executive Officers of the Registrant...........................27

PART II

     Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters........................................28

     Item 6.   Selected Consolidated Financial Data...........................28
     Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................28
     Item 7A.  Quantitative and Qualitative Analysis of Financial Condition
                   and Results of Operation...................................28
     Item 8.   Financial Statements and Supplementary Data....................28
     Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................28

PART III

     Item 10.  Directors and Executive Officers of Registrant.................29
     Item 11.  Executive Compensation.........................................29
     Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management......................................29
     Item 13.  Certain Relationships and Related Transactions.................29

PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K....................................29

SIGNATURES         ...........................................................30

                            FORWARD LOOKING STATEMENT

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimates or expectations of the Holding Company (as defined below), its directors, or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

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

         The Conversion of the Bank was accounted for in a manner similar to a pooling of interests, and the Acquisition of Citizens was accounted for as a purchase transaction. Under purchase accounting, the acquired assets and liabilities of Citizens were recorded at fair value as of December 20, 1996. Because the assets and liabilities of the Bank were recorded at fair value as of the date of the Acquisition, the financial data prior to December 20, 1996 provided herein does not include information derived from the financial statements of Citizens. Rather, such financial data provided herein includes only information derived from the financial statements of the Bank. From and after December 20, 1996, the operating results of Citizens and the Bank are consolidated with those of the Holding Company. The Merger was accounted for in a manner similar to a pooling of interests.

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

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 58.6% of the Bank's total loan portfolio at December 31, 1999. The Bank had not identified any loans held for sale at December 31, 1999. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 1999, 1998 and 1997 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                         At December 31,
                                                --------------------------------------------------------------
                                                       1999                  1998                  1997
                                                ------------------     -----------------     -----------------
                                                           Percent               Percent               Percent
                                                Amount    of Total     Amount   of Total     Amount   of Total
                                                ------    --------     ------   --------     ------   --------
TYPE OF LOAN                                                         (Dollars in thousands)
Residential real estate:
   One-to four-family.....................      $69,588      58.6%    $65,907     57.4%      $72,072    63.7%
   Multi-family...........................        2,918       2.5       1,775      1.6         2,781     2.5
   Construction...........................        4,163       3.5       8,126      7.1         3,652     3.2
Nonresidential real estate................       12,758      10.7       7,604      6.6         8,379     7.4
Land loans................................       10,079       8.5       6,300      5.5         6,324     5.6
Consumer loans:
   Automobile loans.......................        6,922       5.8       6,828      5.9         8,028     7.1
   Loans secured by deposits..............          548        .5         723       .6         1,041      .9
   Home improvement loans.................           34       ---         ---      ---           205      .2
   Other..................................        2,040       1.7       5,089      4.4         5,707     5.1
Commercial loans..........................        9,780       8.2      12,461     10.9         4,871     4.3
                                               --------     ----     --------     ----      --------    ----
Gross loans receivable....................      118,830     100.0     114,813    100.0       113,060   100.0

Add/(Deduct):
   Deferred loan origination costs........          245        .2         200       .2           202      .2
   Undisbursed portions
     of loans in process..................       (2,422)    (2.0)      (1,151)    (1.0)          (99)    (.1)
   Allowance for loan losses..............       (1,522)    (1.3)      (1,477)    (1.3)       (1,276)   (1.1)
                                               --------     ----     --------     ----      --------    ----
Net loans receivable......................     $115,131     96.9%    $112,385     97.9%     $111,887    99.0%
                                               ========     ====     ========     ====      ========    ====

         The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                        Balance                    Due During Years Ended December 31,
                                    Outstanding at                                      2003       2005      2010       2015
                                     December 31,                                        to         to        to         and
                                         1999            2000       2001       2002     2004       2009      2014     following
                                    -------------      ------     ------     -------   -------    ------    -------   ---------
                                                                                (In thousands)
Residential real estate loans:
   One-to four-family.................  $69,588        $1,084     $  225     $  617    $1,387     $7,781    $20,992    $37,502
   Multi-family.......................    2,918           ---        ---        ---       157         76        502      2,183
   Construction.......................    4,163         4,050        ---        ---       ---         94         19        ---
Nonresidential
   Real estate loans..................   12,758         1,133        433         87       404      2,987      2,982      4,732
Land loans   .........................   10,079         3,037        592        515       583        802      1,185      3,365
Consumer loans:
   Loans secured by deposits..........      548           245         15         43       147         43         55        ---
   Other loans........................    8,996         1,040      1,463      1,435     2,730      1,117         89      1,122
Commercial loans......................    9,780         5,467        665        471     1,959        662        318        238
                                       --------       -------     ------     ------    ------    -------    -------    -------
     Total............................ $118,830       $16,056     $3,393     $3,168    $7,367    $13,562    $26,142    $49,142
                                       ========       =======     ======     ======    ======    =======    =======    =======

         The following table sets forth, as of December 31, 1999, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                             Due After December 31, 2000
                                     -----------------------------------------
                                     Fixed Rates     Variable Rates      Total
                                     -----------     --------------      -----
                                                     (In thousands)

Residential real estate loans:
   One-to four-family..............     $14,871          $53,633        $68,504
   Multi-family....................         151            2,767          2,918
   Construction....................         ---              113            113
Non-residential
   Real estate loans...............         636           10,989         11,625
Land loans   ......................       1,309            5,733          7,042
Consumer loans:
   Loans secured by deposits.......         276               27            303
   Other loans.....................       6,323            1,633          7,956
Commercial loans...................       1,916            2,397          4,313
                                        -------          -------       --------
     Total.........................     $25,482          $77,292       $102,774
                                        =======          =======       ========

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $69.6 million, or 58.6% of the Bank's portfolio of loans, at December 31, 1999, consisted of one- to four-family residential loans, of which approximately 78.3% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 1999 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

         The Bank currently offers fixed-rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. Prior to the Merger, the Bank retained all of its fixed-rate residential mortgage loans in its portfolio; however, after the effective date of the Merger, the Bank began underwriting its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") on a servicing-retained basis. At December 31, 1999, approximately 21.7% of the Bank's one- to four-family residential mortgage loans had fixed rates.

         Before the Merger, Citizens offered fixed-rate one- to four-family residential mortgage loans in accordance with the guidelines established by the FHLMC to facilitate the sale of such loans to the FHLMC in the secondary market. These loans amortized on a monthly basis with principal and interest due each month and were written with terms of 15, 20 and 30 years. Citizens retained the servicing on all loans sold to the FHLMC. At December 31, 1999, the Bank had approximately $40.2 million of fixed-rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

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

         At December 31, 1999, the Bank had outstanding approximately $3.2 million of home equity loans, with unused lines of credit totalling approximately $2.7 million. No home equity loans were included in non-performing assets on that date. The Bank's home equity lines of credit are adjustable-rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

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

         At December 31, 1999, one- to four-family residential mortgage loans amounting to $726,000, or .61% of total loans, were included in the Bank's non-performing assets.

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

         At December 31, 1999, $4.2 million, or 3.5% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 1999, totalled $300,000. No construction loans were included in non-performing assets on that date.

         While providing the Bank with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and the Bank taking title to the project.

         Nonresidential Real Estate Loans. At December 31, 1999, $12.8 million, or 10.7% of the Bank's portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank originates nonresidential real estate loans as one-year adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable-rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

         The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. The Bank's largest nonresidential real estate loan as of December 31, 1999 was $1.6 million and was secured by three commercial buildings in (or close in proximity to) Madison, Indiana. No nonresidential real estate loans were included in non-performing assets at December 31, 1999.

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

         Multi-family Loans. At December 31, 1999, approximately $2.9 million, or 2.5% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 1999 was $1.5 million and was secured by a 46 unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets on that date.

         Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "Nonresidential Real Estate Loans" above. Also, the loans-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

         Land Loans. At December 31, 1999, approximately $10.1 million, or 8.5% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 1999, the Bank's largest land loan totalled $600,000.

         Land loans totalling $36,000, or .03% of the Bank's total loan portfolio, were included in non-performing assets as of December 31, 1999. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

         Commercial Loans. At December 31, 1999, $9.8 million, or 8.2% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed-rate or an adjustable-rate basis with terms that vary depending on the type of security, if any. At December 31, 1999, approximately 93.6% of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable-rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 1999, the largest commercial loan was $1.2 million. As of the same date, commercial loans totalling $23,000 were included in non-performing assets.

         Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

         Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans aggregated approximately $9.5 million at December 31, 1999, or 8.0% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 1999, 88.8% of the Bank's consumer loans were secured by collateral.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, consumer loans amounting to $72,000 were included in non-performing assets.

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

         The Bank began underwriting fixed-rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis after the Merger. Prior to the Merger, Citizens also originated loans for sale to the FHLMC and retained servicing rights for a fee of one-fourth of 1% of the principal balance of all loans serviced. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 1999, the Bank serviced $40.2 million in loans sold to the FHLMC.

         The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 1999, the Bank held loans totalling approximately $7.1 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank's five full-service offices.

         The Bank's loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

         Under the Bank's lending policy, a loan officer may approve mortgage loans up to $75,000, a Senior Loan Officer may approve mortgage loans up to $150,000 and the President may approve mortgage loans up to $220,000. All other mortgage loans must be approved by at least four members of the Bank's Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $75,000, by a Senior Loan Officer for up to $150,000 and by the President up to $300,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $25,000, by a Senior Loan Officer up to $75,000 and by the President up to $150,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer or senior loan officer up to $10,000 or by the President up to $25,000. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank's Board of Directors.

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

         The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 1999, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $25,000 that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

         The following table shows loan origination and repayment activity for the Bank during the periods indicated:

                                                           Year Ended December 31,
                                                  -------------------------------------
                                                   1999           1998           1997
                                                   ----           ----           ----
                                                             (In thousands)

Loans Originated:
     Residential real estate loans (1)..........  $28,816        $37,537        $28,123
     Multi-family loans.........................    2,092            326            ---
     Construction loans.........................    4,838          5,108          5,740
     Non-residential real estate loans..........    3,995            447          3,516
     Land loans.................................    4,554          2,909          3,473
     Consumer loans.............................    5,945          6,423          8,276
     Commercial loans...........................    6,625         16,771          4,489
                                                  -------        -------       --------
         Total loans originated.................   56,865         69,521         53,617
Reductions:
     Sales......................................   14,253         17,025          6,930
     Principal loan repayments..................   39,640         51,624         43,220
     Transfers from loans to real estate owned..      ---            ---             81
                                                  -------        -------       --------
         Total reductions.......................   53,893         68,649         50,231
     Decrease in other items (2)................     (226)          (374)          (377)
                                                  -------        -------       --------
     Net increase ..............................  $ 2,746        $   498       $  3,009
                                                  =======        =======       ========
----------

(1)  Includes loans originated for sale in the secondary market.
(2) Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and a charge to the allowance for loan losses.

         Origination and Other Fees. The Bank realizes income from loan origination fees, loan servicing fees, late charges, checking account service charges and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

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

         Non-performing Assets. At December 31, 1999, $857,000, or .62% of consolidated total assets, were non-performing loans compared to $1.9 million, or 1.5% of consolidated total assets, at December 31, 1998. At December 31, 1999, residential loans and consumer loans accounted for $726,000 and $72,000, respectively, of non-performing assets. The Bank had no REO at December 31, 1999.

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

                                                                    At December 31,
                                                       1999              1998             1997
                                                       ---------------------------------------
                                                                (Dollars in thousands)

Non-performing assets:
   Non-performing loans.........................        $857            $1,947         $   718
   Troubled debt restructurings ................         835               937             411
                                                      ------            ------          ------
     Total non-performing loans and troubled
       debt restructurings......................       1,692             2,884           1,129
   Foreclosed real estate.......................         ---                82              82
                                                      ------            ------          ------
     Total non-performing assets................      $1,692            $2,966          $1,211
                                                      ======            ======          ======
Total non-performing loans and troubled debt
   restructurings to total loans................        1.42%             2.51%           1.00%
                                                      ======            ======          ======
Total non-performing assets to total assets.....        1.22%             2.14%            .88%
                                                      ======            ======          ======

         At December 31, 1999, the Bank held loans delinquent from 30 to 89 days totalling $334,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 1999, 1998 and 1997, relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                              At December 31, 1999                At December 31, 1998                At December 31, 1997
                     ------------------------------------- ------------------------------------ ------------------------------------
                          30-89 Days      90 Days or More      30-89 Days      90 Days or More     30-89 Days      90 Days or More
                     ------------------  ----------------- ------------------ ----------------- -----------------  -----------------
                              Principal          Principal          Principal         Principal          Principal         Principal
                      Number   Balance    Number  Balance   Number   Balance  Number   Balance   Number   Balance   Number  Balance
                     of Loans  of Loans  of Loans of Loans of Loans of Loans of Loans of Loans  of Loans of Loans  of Loans of Loans
                     -------- ---------  -------- -------- -------- -------- -------- --------- -------- --------- -------- --------
                                                                  (Dollars in thousands)
Residential real
   estate loans......     5      $186       15     $726        69   $2,194       26     $931       16     $673       12     $431
Multi-family loans...   ---       ---      ---      ---       ---      ---      ---      ---      ---      ---      ---      ---
Construction loans...   ---       ---      ---      ---       ---      ---        1       23      ---      ---      ---      ---
Land loans...........   ---       ---        1       36         1       11        3      203      ---      ---        2      107
Non-residential
   real estate loans.   ---       ---      ---      ---       ---      ---        4      325      ---      ---      ---      ---
Consumer loans.......    32       133       13       72        86      560       56      465       24      160       22      152
Commercial loans.....     2        15        2       23        10      477      ---      ---        2      113        1       28
                         --      ----       --     ----       ---   ------       --   ------       --     ----       --     ----
   Total.............    39      $334       31     $857       166   $3,242       90   $1,947       42     $946       37     $718
                         ==      ====       ==     ====       ===   ======       ==   ======       ==     ====       ==     ====
Delinquent loans to
   total loans.......                              1.00%                               4.52%                                1.47%
                                                   ====                                ====                                 ====

         Classified assets. Federal regulations and the Bank's Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

         At December 31, 1999, the aggregate amount of the Bank's classified assets and general and specific loss allowances were as follows:

                                                  At December 31, 1999
                                                  --------------------
                                                     (In thousands)

   Substandard assets.................................    $1,912
   Doubtful assets....................................       ---
   Loss assets........................................       113
                                                          ------
       Total classified assets........................    $2,025
                                                          ======

   General loss allowances............................    $1,409
   Specific loss allowances...........................       113
                                                          ------
       Total allowances...............................    $1,522
                                                          ======

         The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 1999. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 1999.


                                                                            Year Ended December 31,
                                                           ----------------------------------------------------------
                                                            1999        1998        1997          1996           1995
                                                           ------      ------      ------        ------          ----
                                                                             (Dollars in thousands)
Balance at beginning of period...................          $1,477      $1,276      $1,190       $   407          $252
Charge-offs:
     Single-family residential...................             (17)        ---         ---           ---           ---
     Consumer....................................             (86)       (140)       (254)           (3)          ---
     Commercial..................................             (20)        (83)        (15)          ---           ---
                                                           ------      ------      ------        ------          ----
       Total charge-offs.........................            (123)       (223)       (269)           (3)          ---
Recoveries.......................................              28         149          51           ---             5
                                                           ------      ------      ------        ------          ----
   Net (charge-offs) recoveries..................             (95)        (74)       (218)           (3)            5
Provision for losses on loans....................             140         275         304            22           150
Increase due to Acquisition......................             ---         ---         ---           764           ---
                                                           ------      ------      ------        ------          ----
   Balance at end of period......................          $1,522      $1,477      $1,276        $1,190          $407
                                                           ======      ======      ======        ======          ====
Allowance for loan losses as a percent of
   total loans outstanding before net items......            1.28%       1.29%       1.13%         1.07%         0.70%
                                                           ======      ======      ======        ======          ====
Ratio of net (charge-offs) recoveries to average
   loans outstanding before net items............           (0.08)%     (0.06)%     (0.20)%       (0.01)%        0.01%
                                                           ======      ======      ======        ======          ====

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                      At December 31,
                                         -------------------------------------------------------------------------
                                                 1999                      1998                      1997
                                         ---------------------      --------------------      --------------------
                                                       Percent                   Percent                   Percent
                                                      of loans                  of loans                  of loans
                                                       in each                   in each                   in each
                                                      category                  category                  category
                                                      to total                  to total                  to total
                                         Amount         loans       Amount        loans       Amount        loans
                                         ------         -----       ------        -----       ------        -----
                                                                   (Dollars in thousands)
Balance at end of period applicable to:
   Residential real estate............    $    4       64.6%        $   11       66.1%         $   11        69.4%
   Nonresidential real estate.........       ---       19.2            ---       12.1             ---        13.0
   Consumer loans.....................       109        8.0            111       10.9              12        13.3
   Commercial loans...................       ---        8.2            ---       10.9             ---         4.3
   Unallocated........................     1,409        ---          1,355        ---           1,253         ---
                                          ------      -----         ------      -----          ------       -----
     Total............................    $1,522      100.0%        $1,477      100.0%         $1,276       100.0%
                                          ======      =====         ======      =====          ======       =====


Investments and Mortgage-Backed Securities

         Investments. The Bank's investment portfolio consists of U.S. government and agency obligations, commercial paper, corporate bonds, municipal securities and Federal Home Loan Bank ("FHLB") stock. At December 31, 1999, approximately $6.2 million, or 4.5%, of the consolidated total assets consisted of such investments.

         The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                                       At December 31,
                                        -------------------------------------------------------------------------
                                                  1999                      1998                     1997
                                        ---------------------      --------------------      --------------------
                                        Amortized      Market      Amortized     Market      Amortized     Market
                                          Cost          Value        Cost         Value        Cost         Value
                                        ---------      ------      ---------     ------      ---------     ------
                                                                          (In thousands)
Held to Maturity:
   U.S. Government and
     agency obligations...............     $1,000         $995        $1,000         $980      $3,500       $3,444
Available for Sale:
   U.S. Government and
     agency obligations...............        ---          ---           ---          ---         498          494
   Commercial paper...................      2,972        2,957           ---          ---         ---          ---
   Corporate bonds....................      1,000        1,000           ---          ---         ---          ---
   Muncipal securities................        276          273           276          283         276          278
FHLB stock............................        943          943           943          943         943          943
                                           ------       ------        ------       ------      ------       ------
   Total available for sale...........      5,191        5,173         1,219        1,226       1,717        1,715
                                           ------       ------        ------       ------      ------       ------
     Total investments................     $6,191       $6,168        $2,219       $2,206      $5,217       $5,159
                                           ======       ======        ======       ======      ======       ======

     The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999.

                                                                        Amount at December 31, 1999 which matures in
                                                 -----------------------------------------------------------------------------------
                                                      One Year             One Year              Five Years             After
                                                       or Less           to Five Years          to Ten Years           Ten Years
                                                 -------------------   ------------------    ------------------   ------------------
                                                 Amortized   Average   Amortized  Average    Amortized  Average   Amortized  Average
                                                   Cost       Yield      Cost      Yield       Cost      Yield      Cost      Yield
                                                 ---------   -------   ---------  -------    ---------  -------   ---------  -------
                                                                             (Dollars in thousands)

U.S. Government and agency obligations.......... $1,000      5.03%    $   ---       ---%      $   ---     ---%     $   ---     ---%
Commercial paper................................  2,972      6.01         ---       ---           ---     ---          ---     ---
Corporate bonds.................................  1,000      6.05         ---       ---           ---     ---          ---     ---
Municipal securities............................    ---       ---         276      4.63           ---     ---          ---     ---

         Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for a $15,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

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

         At December 31, 1999, the Bank had $4.2 million of mortgage-backed securities outstanding, $2.1 million of which were classified as held to maturity, and $2.1 million of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

         The following table sets forth the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                  At December 31,
                                   --------------------------------------------------------------------------
                                             1999                      1998                      1997
                                   ---------------------      --------------------       --------------------
                                   Amortized      Market      Amortized     Market       Amortized     Market
                                     Cost          Value        Cost         Value         Cost         Value
                                   ---------      ------      ---------     ------       ---------     ------
                                                                     (In thousands)
Held to Maturity:
   Mortgage-backed
     securities..................     $2,138       $2,147        $3,190       $3,220       $5,374       $5,432
Available for Sale:
   Government
     agency securities...........      1,511        1,466         2,196        2,177        3,023        2,992
   Collateralized mortgage
     obligations.................        627          605           627          619          627          612
                                      ------       ------        ------       ------       ------       ------
       Total mortgage-backed
         securities..............     $4,276       $4,218        $6,013       $6,016       $9,024       $9,036
                                      ======       ======        ======       ======       ======       ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999.

                                                                      Amount at December 31, 1999 which matures in
                                                   ------------------------------------------------------------------------------
                                                          One Year                   One Year to                  After
                                                           or Less                     Five Years               Five Years
                                                   -----------------------      -----------------------     ---------------------
                                                                  Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average     Amortized     Average
                                                     Cost           Yield         Cost           Yield        Cost         Yield
                                                   ---------      --------      ---------      --------     ---------    --------
                                                                             (Dollars in thousands)
Mortgage-backed securities
   held to maturity.............................      $857          4.93%         $   3            7.57%    $1,278          6.29%
Mortgage-backed securities
   available for sale...........................         8          7.09            235            6.54      1,895          6.25
                                                      ----                         ----                     ------
     Total......................................      $865                         $238                     $3,173
                                                      ====                         ====                     ======

         The   following   table   sets   forth  the   changes   in  the  Bank's
mortgage-backed securities portfolio for the years ended December 31, 1999, 1998 and 1997.

                                                   Year Ended December 31,
                                              --------------------------------
                                               1999          1998       1997
                                              ------        ------     ------
                                                       (In thousands)
Beginning balance...........................  $5,986        $8,978     $12,846
Purchases...................................     ---           ---       1,350
Sales  .....................................     ---           ---      (2,150)
Repayments..................................  (1,709)       (2,970)     (3,072)
Premium and discount
   amortization, net........................     (30)          (40)         (1)
Unrealized gains (losses) on securities
   available for sale.......................     (38)           18           5
                                              ------        ------      ------
Ending balance..............................  $4,209        $5,986      $8,978
                                              ======        ======      ======

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

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and applicable regulations. The Bank relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also closely prices its deposits in relation to rates offered by its competitors.

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

      An analysis of the Bank's deposit accounts by type, maturity and rate at December 31, 1999, is as follows:

                                              Minimum        Balance at                          Weighted
                                              Opening       December 31,          % of            Average
Type of Account                               Balance           1999            Deposits           Rate
---------------                            -----------      ------------        --------         --------
                                                                 (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts.........  $    100          $    7,903            6.9%              ---%
   Savings accounts......................        50              26,640           23.3              3.52
   MMDA..................................       100               6,886            6.0              4.10
   NOW accounts..........................       100              14,329           12.6              2.62
                                                               --------          -----              ----
     Total withdrawable..................                        55,758           48.8              2.86

Certificates (original terms):
   I.R.A.................................       250               6,891            6.0              4.67
   3 months..............................     2,500                 329             .3              4.31
   6 months..............................     2,500               6,940            6.1              4.55
   9 months..............................     2,500               1,025             .9              4.62
   12 months.............................       500              13,880           12.1              4.85
   15 months.............................       500               6,595            5.8              4.63
   18 months.............................       500                 820             .7              5.65
   24 months.............................       500                 339             .3              4.87
   30 months ............................       500               4,720            4.1              5.29
   36 months.............................       500                 517             .5              5.19
   48 months.............................       500                 489             .4              5.37
   60 months.............................       500               2,063            1.8              5.89
Jumbo certificates.......................   100,000              13,885           12.2              5.07
                                                               --------          -----              ----
   Total certificates....................                        58,493           51.2              4.90
                                                               --------          -----              ----
Total deposits...........................                      $114,251          100.0%             3.91%
                                                               ========          =====              ====


      The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                      At December 31,
                        -------------------------------------------
                          1999             1998              1997
                        -------          -------            -------
                                      (In thousands)

3.01 to 5.00%.....      $36,591          $23,200            $13,016
5.01 to 6.00%.....       14,250           31,364             36,010
6.01 to 7.00%.....        7,445           11,229             12,312
7.01 to 8.00%.....          207              214              2,896
8.01 to 9.00%.....          ---              ---                  1
                        -------          -------            -------
   Total..........      $58,493          $66,007            $64,235
                        =======          =======            =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1999. Matured certificates, which have not been renewed as of December 31, 1999, have been allocated based upon certain rollover assumptions.

                                       Amounts at December 31, 1999
                              ------------------------------------------------
                              One Year        Two       Three     Greater Than
                               or Less       Years      Years      Three Years
                              --------      ------    --------    ------------
                                              (In thousands)

3.01 to 5.00%............      $31,822      $3,168    $    378       $1,223
5.01 to 6.00%............        9,676       1,933       2,123          518
6.01 to 7.00%............        4,265       2,196         974           10
7.01 to 8.00%............          150          10          23           24
8.01 to 9.00%............          ---         ---         ---          ---
                               -------      ------      ------       ------
   Total.................      $45,913      $7,307      $3,498       $1,775
                               =======      ======      ======       ======

     The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                           At December 31, 1999
                                                           --------------------
    Maturity Period                                          (In thousands)
    Three months or less.................................     $   8,582
    Greater than three months through six months.........         1,687
    Greater than six months through twelve months........         2,001
    Over twelve months...................................         1,614
                                                                -------
         Total...........................................       $13,884
                                                                =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1999       Deposits     1998       1998       Deposits     1997       1997     Deposits
                                          --------      -----     -------   --------       -----      ------   --------      -----
                                                                       (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts......    $  7,903        6.9%    $  (462)    $8,365         7.0%     $2,737  $   5,628        4.9%
   Savings accounts...................      26,640       23.3       4,262     22,378        19.0         967     21,411       18.7
   MMDA...............................       6,886        6.0         (98)     6,984         5.9      (1,273)     8,257        7.2
   NOW accounts.......................      14,329       12.6         (88)    14,417        12.2      (1,007)    15,424       13.4
                                          --------      -----     -------   --------       -----      ------   --------      -----
     Total withdrawable...............      55,758       48.8       3,614     52,144        44.1       1,424     50,720       44.2
Certificates (original terms):
   I.R.A..............................       6,891        6.0        (359)     7,250         6.1        (497)     7,747        6.7
   3 months...........................         329         .3          66        263          .2        (115)       378         .3
   6 months...........................       6,940        6.1        (298)     7,238         6.1       2,549      4,689        4.1
   9 months...........................       1,025         .9      (2,027)     3,052         2.6       1,920      1,132        1.0
   12 months..........................      13,880       12.1       7,298      6,582         5.6      (2,219)     8,801        7.7
   15 months..........................       6,595        5.8     (12,179)    18,774        15.9       2,072     16,702       14.5
   18 months..........................         820         .7        (222)     1,042          .9        (483)     1,525        1.3
   24 months..........................         339         .3        (115)       454          .4        (164)       618         .5
   30 months .........................       4,720        4.1       2,172      2,548         2.2      (2,387)     4,935        4.3
   36 months..........................         517         .5         (85)       602          .5      (2,234)     2,836        2.5
   48 months..........................         489         .4        (136)       625          .5        (133)       758         .7
   60 months..........................       2,063        1.8        (172)     2,235         1.9        (667)     2,902        2.5
   96 months..........................         ---         ---       (219)       219          .2           1        218         .2
Jumbo certificates....................      13,885       12.2      (1,238)    15,123        12.8       4,129     10,994        9.5
                                          --------      -----     -------   --------       -----      ------   --------      -----
   Total certificates.................      58,493       51.2      (7,514)    66,007        55.9       1,772     64,235       55.8
                                          --------      -----     -------   --------       -----      ------   --------      -----
Total deposits........................    $114,251      100.0%    $(3,900)  $118,151       100.0%     $3,196   $114,955      100.0%
                                          ========      =====     =======   ========       =====      ======   ========      =====


         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 1999, the Bank had $500,000 in other borrowed money consisting of a variable-rate one-year line of credit advance. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

         The following table presents certain information relating to the Bank's borrowings at or for the years ended December 31, 1999, 1998 and 1997.

                                                             At or for the Year
                                                             Ended December 31,
                                                -------------------------------------------
                                                1999                1998               1997
                                                ----                ----               ----
                                                           (Dollars in thousands)
FHLB Advances and Other Borrowed Money:
   Outstanding at end of period..............   $6,500             $   270            $2,000
   Average balance outstanding for period....    2,228               2,549             2,244
   Maximum amount outstanding at any
     month-end during the period.............    6,500               5,000             5,000
   Weighted average interest rate
     during the period.......................     6.43%               6.28%             6.02%
   Weighted average interest rate
     at end of period........................     6.07%               6.63%             6.12%

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

Employees

         As of December 31, 1999, the Bank employed 54 persons on a full-time basis and five persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

                                   COMPETITION

         The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson County, Indiana. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain nonbanking consumer lenders that provide similar services in Jefferson County and which have significantly larger resources available to them than does the Bank. In total, there are 10 financial institutions located in Jefferson County, Indiana, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services they provide borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition and the complexity of its operations. The Bank's semi-annual assessment is approximately $19,000.

         The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of its securities, and limitations upon other aspects of banking operations. In addition, the Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Savings and Loan Holding Company Regulation

         As the holding company for the Bank, the Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

         The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 1999, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB will become voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period will have to qualify for membership under the criteria that existed prior to the enactment of the GLB Act. The Bank currently intends to remain a member of the FHLB of Indianapolis.

         As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1999, the Bank's investment in stock of the FHLB of Indianapolis was $943,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1999, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $75,000, for an annual rate of 8.0%.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as the Bank, and for banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. During 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law. In 1996, however, legislation was enacted to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF. See "--Assessments" below.

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

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense during the three-month period ending September 30, 1996, and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to
 .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. This amendment became effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1999, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with either "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of September 30, 1999 would not have been required to deduct any amounts from its total capital available to calculate its risk-based capital requirement.

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

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1999, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS recently adopted a regulation, which became effective on April 1, 1999, that revised the current restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the prior version of the regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew, or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on the Bank's current operations.

Liquidity

         Federal law requires that savings associations maintain an average daily balance of liquid assets in a minimum amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1999, the Bank had liquid assets of $8.1 million, and a regulatory liquidity ratio of 28.2%.

Safety and Soundness Standards

         In 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. During 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1999, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1999, the Bank was in compliance with its QTL requirement, with approximately 85% of its portfolio assets invested in QTIs.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

         Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.

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

                                    TAXATION

Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank can no longer use the percentage of taxable income method of computing its allowable tax bad debt deduction and instead must compute its allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code or (ii) excess dividends or distributions are paid out by the Bank.

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

         The Holding Company and the Bank do not anticipate electing to file a consolidated federal income tax return for 1999. Accordingly, the Bank will be taxed separately on its earnings.

         The Holding Company is taxed as an ordinary corporation.

State Taxation

         The Bank and the Holding Company are subject to Indiana's Financial Bank Tax ("IFBT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of IFBT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Bank's state income tax returns have not been audited in recent years.

Item 2.   Properties.

         The following table provides certain information with respect to the Bank's offices as of December 31, 1999.

                                                 Net Book Value
                                                  of Property,
                                     Year          Furniture,       Approximate
                                   Opened or      Fixtures and        Square
Description and Address            Acquired         Equipment         Footage
-----------------------            --------         ---------         -------
                                             (Dollars in thousands)
Locations in Madison, Indiana

   Downtown Offices:
   233 E. Main Street..............  1952             $233             9,110

   Drive-Through Branch:
   401 E. Main Street..............  1984               48               375

   Hilltop Locations:
   303 Clifty Drive................  1973              525             3,250
   430 Clifty Drive................  1983              605             6,084

   Wal-mart Banking Center
   567 Ivy Tech Drive..............  1995                5               517

Locations in Hanover, Indiana
   10 Medical Plaza Drive..........  1995              175               656

         The following table provides certain information with respect to real estate owned by the Bank as of December 31, 1999. These properties were acquired by the Bank for future expansion of its banking operations.

                                   Address
                             ----------------------
                             225 E. Main Street
                             Madison, Indiana 47250

                             227 E. Main Street
                             Madison, Indiana 47250

         The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $236,000 at December 31, 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1999.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                        Position with the             Position with
Name                    Holding Company               the Bank
--------------------------------------------------------------------------------
Matthew P. Forrester    President and Chief           President and Chief
                        Executive Officer             Executive Officer
Lonnie D. Collins       Secretary                     Secretary
Larry C. Fouse          Vice President of Finance     Vice President of Finance

         Matthew P. Forrester (age 43) has served as the Bank and Holding Company President and Chief Executive Officer since October, 1999. Prior to that Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

         Lonnie D. Collins (age 51) has served as Secretary of the Bank since September, 1994, and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October, 1975 and has served as the Bank's outside counsel since 1980.

         Larry C. Fouse (age 54) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens, and from 1989 to 1993, served as Citizens' Vice President and Operations Officer.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "RIVR." The Holding Company's shares began to trade on December 20, 1996. The high and low bid prices for the 1999 fiscal year were $15.75 and $11.50, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders directly depends upon the ability of the Bank to pay dividends to the Holding Company and upon the earnings on its investment securities.

         Under current federal income tax law, dividend distributions to the Holding Company, to the extent that such dividends paid are from the current or accumulated earnings and profits of the Bank (as calculated for federal income tax purposes), will be taxable as ordinary income to the Holding Company and will not be deductible by the Bank. Because the Holding Company and the Bank do not file a consolidated federal income tax return, however, the dividends will be eligible for a 100% dividends-received deduction by the Holding Company. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income tax liability for the Bank. Moreover, the Bank may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

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

         The Holding Company paid dividends to its shareholders in 1999 in the amount of $.265 per outstanding share of common stock.

Item 6.       Selected Consolidated Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 4 and 5 of the Holding Company's 1999 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 6 through 18 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 13 through 15 of the Shareholder Annual Report.

Item 8.           Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 19 through 50 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 and page 9 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held April 19, 2000 (the "2000 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 11.      Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 8 of the 2000 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 through 3 of the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to pages 8 and 9 of the 2000 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

                                                                   Annual Report
         Financial Statements                                         Page No.

         Independent Auditor's Report.....................................19

         Consolidated Statements of Financial Condition
         at December 31, 1999, and 1998...................................20

         Consolidated Statements of Earnings for the
         Years Ended December 31, 1999, 1998, and 1997....................22

         Consolidated Statements of Comprehensive Income for the Year
         Ended December 31, 1999, 1998, 1997..............................23

         Consolidated Statements of Shareholders'
         Equity for the Years Ended December 31,
         1999, 1998, and 1997.............................................24

         Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1999, 1998, and 1997..........................25

         Notes to Consolidated Financial Statements.......................27

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

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

                                             RIVER VALLEY BANCORP



Date:  March 23, 2000                        By: /s/ Matthew P. Forrester
                                             -----------------------------------
                                             Matthew P. Forrester, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of March, 2000.

     Signatures                           Title                       Date
     ----------                       --------------             --------------
(1)  Principal Executive Officer:


     /s/ Matthew P. Forrester                                 )
     ---------------------------                              )
     Matthew P. Forrester             President and           )
                                      Chief Executive Officer )
                                                              )
                                                              )
(2)  Principal Financial and                                  )
     Accounting Officer:                                      )
                                                              )
                                                              )
     /s/ Larry C. Fouse               Treasurer               )
     ---------------------------                              )
     Larry C. Fouse                                           )
                                                              )
                                                              )  March 23, 2000
                                                              )
(3)  The Board of Directors:                                  )
                                                              )
                                                              )
     /s/ Robert W. Anger              Director                )
     ---------------------------                              )
     Robert W. Anger                                          )
                                                              )
                                                              )
     /s/ Jonnie L. Davis              Director                )
     ---------------------------                              )
     Jonnie L. Davis                                          )
                                                              )
                                                              )
     /s/ Matthew P. Forrester         Director                )
     ---------------------------                              )
     Matthew P. Forrester                                     )
                                                              )
                                                              )

                                                              )
     /s/ Michael J. Hensley           Director                )
     ---------------------------                              )
     Michael J. Hensley                                       )
                                                              )
                                                              )
     /s/ Earl W. Johann               Director                )  March 23, 2000
     ---------------------------                              )
     Earl W. Johann                                           )
                                                              )
                                                              )
     /s/ Fred W. Koehler              Director                )
     ---------------------------                              )
     Fred W. Koehler                                          )
                                                              )

                                  EXHIBIT INDEX

Exhibit No.                 Description                                   Page

        2 Agreement and Plan of Reorganization is incorporated by reference to Exhibit 2 to the Registrant's Form 10-K for the fiscal year ending December 31, 1997.

        3(1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-05121) (the "Registration Statement")

        (2) Registrant's Amended Code of By-Laws are incorporated by reference to Exhibit 3(2) to the Registrant's Form 10-K for the fiscal year ending December 31, 1997

        10(1) Employment Agreement between River Valley Financial Bank and Matthew P. Forrester is included as Exhibit 10(5) hereto

        (2)      Director  Deferred   Compensation  Master  Agreement  is
                 incorporated by reference to Exhibit 10(8) to the Registration Statement

        (3) Director Deferred Compensation Joinder Agreement -- Jerry D. Allen is incorporated by reference to Exhibit 10(9) to the Registration Statement

        (4) Director Deferred Compensation Joinder Agreement -- Robert W. Anger is incorporated by reference to Exhibit 10(10) to the Registration Statement

        (5)      Director Deferred Compensation Joinder Agreement -- Earl
                 W. Johann is incorporated by reference to Exhibit 10(12) to the Registration Statement

        (6) Director Deferred Compensation Joinder Agreement -- Frederick W. Koehler is incorporated by reference to
                 Exhibit 10(13) to the Registration Statement

        (7) Director Deferred Compensation Joinder Agreement -- Michael Hensley is incorporated by reference to Exhibit 10(15) to the Registration Statement

        (8) Special Termination Agreement between River Valley Financial Bank, as successor to Madison First Federal Savings and Loan Association and Robert W. Anger is incorporated by reference to Exhibit 10(18) to the Registration Statement

        (9)     Special  Termination   Agreement  between  River  Valley
                 Financial Bank, as successor to Citizens National Bank of Madison and Larry Fouse is incorporated by reference to Exhibit 10(20) to the Registration Statement

        (10) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Mark Goley is incorporated by reference to Exhibit 10(21) to the Registration Statement

        (11) Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

        (12)     Special  Termination   Agreement  between  River  Valley
                 Financial Bank, as successor to Citizens National Bank of Madison and Robyne Hart

        13       Shareholder Annual Report

        21       Subsidiaries of the Registrant

        27(1)    Financial Data Schedule (Filed Electronically)