Form 10QSB
period 2000-03-31
RIVER VALLEY BANCORP
filed 2000-05-15
CIK 1015593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                               --------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number 2-47541

                              RIVER VALLEY BANCORP
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Indiana                                        35-1984567
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                    430 Clifty Drive, Madison, Indiana 47250
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (812) 273-4949
------------------------------------------------------------------------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 2000 - 921,972 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]



                               Page 1 of 16 pages

                              River Valley Bancorp

                                      INDEX

                                                                        Page

PART I  - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition                  3

          Consolidated Statements of Earnings                             4

          Consolidated Statements of Comprehensive Income                 5

          Consolidated Statements of Cash Flows                           6

          Notes to Consolidated Financial Statements                      8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     10


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                             15
Item 2.    Changes in Securities                                         15
Item 3.    Defaults Upon Senior Securities                               15
Item 4.    Submission of Matters to a Vote of Security Holders           15
Item 5.    Other Information                                             15
Item 6.    Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                               16

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                2000                1999
Cash and due from banks                                                                    $  3,271            $  3,648
Federal funds sold                                                                            1,350               1,550
Interest-earning deposits in other financial institutions                                     4,740               2,854
                                                                                            -------             -------
         Cash and cash equivalents                                                            9,361               8,052

Investment securities designated as available for sale - at market                            2,173               4,230
Investment securities held to maturity - at amortized cost, approximate market
  value of $995 as of December 31, 1999                                                          -                1,000
Mortgage-backed securities designated as available for sale - at market                       1,975               2,071
Mortgage-backed and related securities held to maturity - at cost, approximate
  market value of $1,941 and $2,147 as of March 31, 2000 and December 31, 1999                1,934               2,138
Loans receivable - net                                                                      122,407             115,131
Office premises and equipment - at depreciated cost                                           1,930               1,980
Federal Home Loan Bank stock - at cost                                                          943                 943
Accrued interest receivable on loans                                                            971                 970
Accrued interest receivable on mortgage-backed and related securities                            24                  26
Accrued interest receivable on investments and interest-earning deposits                         55                  47
Goodwill, net of accumulated amortization                                                        42                  44
Cash surrender value of life insurance                                                          854                 854
Prepaid expenses and other assets                                                               209                 210
Prepaid federal income taxes                                                                    167                 359
Deferred tax asset                                                                              636                 640
                                                                                            -------             -------

         Total assets                                                                      $143,681            $138,695
                                                                                            =======             =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $122,204            $114,251
Advances from the Federal Home Loan Bank                                                      3,000               6,000
Other borrowed money                                                                            850                 500
Advances by borrowers for taxes and insurance                                                    56                  36
Accrued interest payable                                                                        332                 330
Other liabilities                                                                               591                 641
Dividends payable                                                                                82                  71
                                                                                            -------             -------
         Total liabilities                                                                  127,115             121,829

Stockholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 shares issued at March 31, 2000 and December 31, 1999                              -                   -
  Additional paid-in capital                                                                 11,314              11,314
  Retained earnings - substantially restricted                                                9,850               9,551
  Shares acquired by stock benefit plans                                                       (967)               (967)
  Less 268,278 and 219,753 treasury shares - at cost                                         (3,583)             (2,976)
  Accumulated comprehensive loss, unrealized losses on securities
    designated as available for sale, net of related tax effects                                (48)                (56)
                                                                                            -------             -------
         Total stockholders' equity                                                          16,566              16,866
                                                                                            -------             -------

         Total liabilities and stockholders' equity                                        $143,681            $138,695
                                                                                            =======             =======


                              River Valley Bancorp

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      For the three months ended March 31,
                        (In thousands, except share data)

                                                                                             2000                  1999
Interest income
  Loans                                                                                    $2,316                $2,206
  Mortgage-backed and related securities                                                       65                    83
  Investment securities                                                                        60                    39
  Interest-earning deposits and other                                                          99                   117
                                                                                            -----                 -----
         Total interest income                                                              2,540                 2,445

Interest expense
  Deposits                                                                                  1,159                 1,184
  Borrowings                                                                                   83                     4
                                                                                            -----                 -----
         Total interest expense                                                             1,242                 1,188
                                                                                            -----                 -----

         Net interest income                                                                1,298                 1,257

Provision for losses on loans                                                                  13                    60
                                                                                            -----                 -----

         Net interest income after provision for losses on loans                            1,285                 1,197

Other income
  Gain on sale of loans                                                                        12                    16
  Gain on sale of office premises                                                              42                    -
  Service fees, charges and other operating                                                   223                   189
                                                                                            -----                 -----
         Total other income                                                                   277                   205

General, administrative and other expense
  Employee compensation and benefits                                                          514                   533
  Occupancy and equipment                                                                     134                   132
  Amortization of goodwill                                                                      2                     2
  Data processing                                                                              26                    25
  Other operating                                                                             257                   302
                                                                                            -----                 -----
         Total general, administrative and other expense                                      933                   994
                                                                                            -----                 -----

         Earnings before income taxes                                                         629                   408

Income taxes
  Current                                                                                     248                   152
  Deferred                                                                                     -                     10
                                                                                            -----                 -----
         Total income taxes                                                                   248                   162
                                                                                            -----                 -----

         NET EARNINGS                                                                      $  381                $  246
                                                                                            =====                 =====

         EARNINGS PER SHARE
           Basic                                                                             $.44                  $.22
                                                                                              ===                   ===

           Diluted                                                                           $.44                  $.22
                                                                                              ===                   ===

                              River Valley Bancorp

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Net earnings                                                                                     $381              $246

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) during the period, net of tax of
    $4 and $(4) during 2000 and 1999, respectively                                                  8                (7)
                                                                                                  ---               ---

Comprehensive income                                                                             $389              $239
                                                                                                  ===               ===

Accumulated comprehensive loss                                                                   $(48)             $(20)
                                                                                                  ===               ===


                              River Valley Bancorp

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   381           $   246
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums  and discounts on investments and
      mortgage-backed securities - net                                                            (26)               (8)
    Loans originated for sale in the secondary market                                            (728)           (3,689)
    Proceeds from sale of loans in the secondary market                                           733             5,372
    Gain on sale of loans                                                                          (5)              (35)
    Amortization of deferred loan origination costs                                                26                18
    Provision for losses on loans                                                                  13                60
    Depreciation and amortization                                                                  59                58
    Gain on sale of office premises                                                               (42)               -
    Amortization of goodwill                                                                        2                 2
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                         (1)               35
      Accrued interest receivable on mortgage-backed securities                                     2                 7
      Accrued interest receivable on investments and interest-earning deposits                     (8)              (33)
      Prepaid expenses and other assets                                                             1               123
      Accrued interest payable                                                                      2               (90)
      Other liabilities                                                                           (40)              108
      Income taxes
        Current                                                                                   193                67
        Deferred                                                                                   -                 10
                                                                                               ------            ------
         Net cash provided by operating activities                                                562             2,251

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (1,900)           (5,959)
  Proceeds from maturity of investment securities                                               5,000             1,000
  Principal repayments on mortgage-backed securities                                              293               511
  Loan principal repayments                                                                    11,628            12,074
  Loan disbursements                                                                          (18,943)          (12,431)
  Proceeds from sale of real estate acquired through foreclosure                                   -                 82
  Purchase of office equipment                                                                    (23)             (196)
  Proceeds from sale of office premises                                                            56                -
  Increase in cash surrender value of life insurance                                               -                 (9)
                                                                                               ------            ------
         Net cash used in investing activities                                                 (3,889)           (4,928)
                                                                                               ------            ------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                          (3,327)           (2,677)
                                                                                               ------            ------


                              River Valley Bancorp

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
         Net cash used in operating and investing activities
           (subtotal brought forward)                                                         $(3,327)          $(2,677)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              7,954               307
  Repayment of Federal Home Loan Bank advances                                                 (3,000)               -
  Proceeds from other borrowed money                                                              350               671
  Advances by borrowers for taxes and insurance                                                    20                25
  Dividends on common stock                                                                       (82)              (68)
  Purchase of shares                                                                             (606)             (570)
                                                                                               ------            ------
         Net cash provided by financing activities                                              4,636               365
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                            1,309            (2,312)

Cash and cash equivalents at beginning of period                                                8,052            12,307
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 9,361           $ 9,995
                                                                                               ======            ======


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                                      $    -            $    55
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 1,240           $ 1,278
                                                                                               ======            ======


Supplemental disclosure of noncash investing and financing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                      $     8           $    (7)
                                                                                               ======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $     7           $    23
                                                                                               ======            ======

                              River Valley Bancorp

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 2000 and 1999


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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire year.

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

                              River Valley Bancorp

            For the three month periods ended March 31, 2000 and 1999


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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares outstanding, which gives effect to 60,876 and 71,730 unallocated ESOP shares at March 31, 2000 and 1999, respectively, totaled 870,903 and 1,098,216 for the three month periods ended March 31, 2000 and 1999, respectively.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 870,903 and 1,098,216 for the three month periods ended March 31, 2000 and 1999, respectively.

There were no incremental shares related to the assumed exercise of stock options in the computation of diluted earnings per share for the periods ended March 31, 2000 and 1999. Options to purchase 93,959 and 103,959 shares of common stock with a weighted average price of $14.70 and $14.81 were outstanding at March 31, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their share prices were greater than the average market price of the common shares.

5.  Reclassifications

Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the March 31, 2000 presentation.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            For the three month periods ended March 31, 2000 and 1999


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain recent accounting pronouncements.


Discussion  of Financial  Condition  Changes from December 31, 1999 to March 31,
2000

At March 31, 2000, the Corporation's consolidated assets totaled $143.7 million, an increase of $5.0 million, or 3.6%, over the December 31, 1999 total. The increase in assets resulted primarily from an increase in deposits of $8.0 million and a $350,000 increase in other borrowed money, which were partially offset by a decrease in advances from the Federal Home Loan Bank of $3.0 million and a decrease in stockholders' equity of $300,000.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) increased by $1.3 million from December 31, 1999 levels, to a total of $9.4 million at March 31, 2000. Investment and mortgage-backed securities decreased by $3.4 million, or 35.6%, to a total of $6.1 million at March 31, 2000, due primarily to maturities of short-term investments of $5.0 million and principal repayments on mortgage-backed and related securities totaling $293,000, which were partially offset by purchases of investment securities of $1.9 million.

Loans receivable totaled $122.4 million at March 31, 2000, an increase of $7.3 million, or 6.3%, over the $115.1 million total at December 31, 1999. The increase resulted primarily from loan originations of $19.7 million, which was partially offset by principal repayments during the period of $11.6 million and sales of $728,000. Loan origination volume during the three months ended March 31, 2000, exceeded that of the same quarter in 1999 by $3.6 million, or 22.0%.

The Corporation's consolidated allowance for loan losses totaled $1.5 million at both March 31, 2000 and December 31, 1999, which represented 1.2% and 1.3% of total loans at those respective dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $636,000 and $857,000 at March 31, 2000 and December 31, 1999, respectively. Although management believes that its allowance for loan losses at March 31, 2000, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999


Discussion of Financial Condition Changes from December 31, 1999 to March 31, 2000 (continued)

Deposits totaled $122.2 million at March 31, 2000, an increase of $8.0 million, or 7.0%, compared to the total at December 31, 1999. The growth in deposits was attributable to the Bank's participation in the State of Indiana's "Treasurers Agricultural Loan Program", which provided for a $3.5 million one-year certificate of deposit, which was used to fund a corresponding agricultural loan at a spread to the Bank of 2.50%. The remaining $4.5 million of deposit growth resulted from managements continuing efforts to increase deposits through marketing and interest-rate pricing strategies.

Advances from the Federal Home Loan Bank totaled $3.0 million at March 31, 2000, a $3.0 million, or 50.0%, decrease from the balance at December 31, 1999. During the current quarter, management elected to repay advances using proceeds from the growth in deposits and maturities of investment securities.

Stockholders' equity totaled $16.6 million at March 31, 2000, a decrease of $300,000, or 1.8%, from the $16.9 million total at December 31, 1999. The decrease resulted primarily from the Corporation's repurchase of 48,525 shares of its stock for treasury totaling $606,000, and the declaration of dividends totaling $82,000. These decreases were partially offset by current period earnings of $381,000, and an $8,000 decrease in unrealized losses on securities designated as available for sale.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2000, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999

General

The Corporation's net earnings for the three months ended March 31, 2000, totaled $381,000, an increase of $135,000, or 54.9%, from the $246,000 of net earnings reported in the comparable 1999 period. The increase in earnings in the 2000 period was primarily attributable to an increase in net interest income of $41,000, an increase in other income of $72,000, a decrease in the provision for losses on loans of $47,000 and a decrease in general, administrative and other expense of $61,000, which were partially offset by an increase in the provision for income taxes of $86,000.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999 (continued)

Net Interest Income

Total interest income for the three months ended March 31, 2000 amounted to $2.5 million, an increase of $95,000, or 3.9%, over the comparable quarter in 1999, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans and mortgage-backed securities totaled $2.4 million for the three months ended March 31, 2000, an increase of $92,000, or 4.0%, over the comparable 1999 quarter. The increase resulted primarily from a $5.1 million, or 4.3%, increase in the average balance outstanding year-to-year. Interest income on investments and interest-earning deposits increased by $3,000, or 1.9%, due to an increase in the average yields on such investments, which was partially offset by a $2.3 million decline in the average balance outstanding year to year.

Interest expense on deposits decreased by $25,000, or 2.1%, to a total of $1.2 million for the quarter ended March 31, 2000, due primarily to a decrease in the average cost of deposits of approximately 10 basis points, to 3.90% during the current quarter, partially offset by an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $83,000 for the three months ended March 31, 2000, an increase of $79,000, over the comparable quarter in 1999. The increase resulted primarily from a significant increase in average borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $41,000, or 3.3%, for the three months ended March 31, 2000, as compared to the comparable quarter in 1999. The interest rate spread amounted to approximately 3.67% for the three months ended March 31, 2000, compared to 3.55% for the 1999 quarter, while the net interest margin increased to 3.93% during the 2000 quarter, from 3.88% during the 1999 quarter.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $13,000 provision for losses on loans for the three months ended March 31, 2000, compared to the $60,000 amount recorded in the 1999 period. The current period provision was predicated upon the growth in the loan portfolio, coupled with a decline in the level of nonperforming loans during the quarter. While management believes that the allowance for losses on loans is adequate at March 31, 2000, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999


Comparison of Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999 (continued)

Other Income

Other income increased by $72,000, or 35.1%, for the three months ended March 31, 2000, as compared to the same period in 1999, due primarily to a $34,000, or 18.0%, increase in service fees, charges and other operating income and a $42,000 gain on sale of office premises. The increase in service fees, charges and other operating income was primarily due to the Corporation's overall growth in the volume of deposits year to year. The sale of office premises resulted from the Bank's planned divestiture of a real estate property which was not utilized in recent operations.

General, Administrative and Other Expense

General, administrative and other expense decreased by $61,000, or 6.1%, during the three months ended March 31, 2000, compared to the same period in 1999. This decrease resulted primarily from a $19,000, or 3.6%, decrease in employee compensation and benefits and a $45,000, or 14.9%, decrease in other operating expense. The decrease in employee compensation and benefits reflects the effects of the managerial restructuring effected during 1999, coupled with an increase in deferred loan origination costs resulting from the increased loan volume year to year. The decrease in other operating expense was due primarily to nonrecurring consulting costs recorded in the 1999 quarter, coupled with the effects of management's efforts to control operating costs during the current quarter.

Income Taxes

The provision for income taxes totaled $248,000 for the three months ended March 31, 2000, an increase of $86,000, or 53.1%, as compared to the same period in 1999. This increase resulted primarily from an increase in net earnings before taxes of $221,000, or 54.2%. The effective tax rates amounted to 39.4% and 39.7% for the three months ended March 31, 2000 and 1999, respectively.


Year 2000 Compliance Matters

As with all providers of financial services, the Bank's operations are heavily dependent on information technology systems. During the three year period leading up to January 1, 2000, the Bank addressed the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            For the three month periods ended March 31, 2000 and 1999


Year 2000 Compliance Matters (continued)

The Bank's core data processing relative to customer loan and deposit accounts, as well as the general ledger, is performed in-house through use of a purchased software product. Management had been advised, and certain testing had been performed to verify, that the system would continue to function upon arrival of the year 2000. The Bank experienced no technology-related difficulties upon arrival of January 1, 2000, nor was there any interruption of services to its customers.

Financial institutions may experience increases in problem loans and credit losses in the event that borrowers failed to prepare properly for Year 2000. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect, and to date has not experienced, any significant or prolonged difficulties that will affect net earnings or cash flow.

                              River Valley Bancorp

                                     PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On April 19, 2000, the Annual Meeting of the Corporation's Stockholders was held. Two directors were elected to terms expiring in 2002 by the following votes:

             Robert W. Anger            For:  749,426       Withheld:  47,022
             Matthew P. Forrester       For:  787,775       Withheld:   8,673

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:     The Corporation filed no reports on Form 8-K
                                  during the quarter ended March 31, 2000.

         Exhibit 27: Financial Data Schedule for the three month period ended March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:        May 12, 2000              By: /s/Matthew P. Forrester
       ---------------------------         -----------------------
                                           Matthew P. Forrester
                                           Chief Executive Officer and President



Date:        May 12, 2000              By: /s/Larry C. Fouse
       ---------------------------         -----------------
                                           Larry C. Fouse
                                           Vice President of Finance