Form 10QSB
period 2000-06-30
RIVER VALLEY BANCORP
filed 2000-08-14
CIK 1015593

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                               -----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 2-47541

                              RIVER VALLEY BANCORP
             (Exact Name of Small Business Issuer as Specified in Its Charter)

Indiana                                                       35-1984567
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

430 Clifty Drive
Madison, Indiana                                                 47250
(Address of Principal                                          (Zip Code)
Executive Offices)

Issuer's Telephone Number, Including Area Code: (812) 273-4949

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X              No  ___
                           ---

As of August 11, 2000, there were 916,972 shares of the Registrant's common stock, without par value, issued and outstanding.

                             River Valley Bancorp

                                         2

                                      INDEX

                                                                            Page

PART I  -  FINANCIAL INFORMATION

Item 1.        Financial Statements

           Consolidated Condensed Statements of Financial Condition        3

           Consolidated Condensed Statements of Earnings                   4

           Consolidated Condensed Statements of Comprehensive Income       5

           Consolidated Condensed Statements of Cash Flows                 6

           Notes to Consolidated Condensed Financial Statements            7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      9


PART II -  OTHER INFORMATION

Item 1.   Legal Proceedings                                               14
Item 2.   Changes in Securities                                           14
Item 3.   Defaults Upon Senior Securities                                 14
Item 4.   Submission of Matters to a Vote of Security Holders             14
Item 5.   Other Information                                               14
Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                15

                              River Valley Bancorp
                 CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)


                                                                       June 30,        December 31,
         ASSETS                                                          2000             1999
                                                                      ---------        ---------
Cash and due from banks                                               $   3,684        $   3,648
Federal funds sold                                                          650            1,550
Interest-earning deposits in other financial institutions                 2,028            2,854
                                                                      ---------        ---------
         Cash and cash equivalents                                        6,362            8,052

Investment securities available for sale                                  5,740            6,301
Investment securities held to maturity                                       --            3,138
Loans receivable - net                                                  128,700          115,131
Office premises and equipment                                             1,927            1,928
Federal Home Loan Bank stock                                                943              943
Accrued interest receivable                                               1,172            1,043
Other Assets                                                              2,295            2,159
                                                                      ---------        ---------

         Total assets                                                 $ 147,139        $ 138,695
                                                                      =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $ 122,035        $ 114,251
Borrowings                                                                6,850            6,500
Accrued interest payable                                                    398              330
Other liabilities                                                           837              748
                                                                      ---------        ---------
         Total liabilities                                              130,120          121,829
                                                                      ---------        ---------
Stockholders' equity

  Preferred stock - 2,000,000 shares without par value

    authorized; no shares issued                                             --               --
  Common stock - 5,000,000 shares without par value authorized;
    921,972 and 970,497 shares issued and outstanding at

    June 30, 2000 and December 31, 1999                                      --               --
  Additional paid in capital                                             11,314           11,314
  Retained earnings - substantially restricted                           10,181            9,551
  Shares acquired by stock benefit plans                                   (847)            (967)
  Less 268,278 and 219,753 treasury shares - at cost                     (3,582)          (2,976)
  Accumulated other comprehensive loss                                      (47)             (56)
                                                                      ---------        ---------
         Total stockholders' equity                                      17,019           16,866
                                                                      ---------        ---------

         Total liabilities and stockholders' equity                   $ 147,139        $ 138,695
                                                                      =========        =========



See notes to consolidated condensed financial statements.

                              River Valley Bancorp
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (In thousands, except per share data)

                                                                          Six months ended           Three months ended
                                                                              June 30,                     June 30,
                                                                          2000           1999          2000          1999
                                                                       -------        -------       -------       -------
Interest income
  Loans                                                                $ 4,782        $ 4,333       $ 2,466       $ 2,127
  Investment securities                                                    210            288            85           166
  Interest-earning deposits and other                                      188            232            89           115
                                                                       -------        -------       -------       -------
         Total interest income                                           5,180          4,853         2,640         2,408

Interest expense

  Deposits                                                               2,373          2,310         1,214         1,126
  Borrowings                                                               157             30            74            26
         Total interest expense                                          2,530          2,340         1,288         1,152
                                                                       -------        -------       -------       -------

         Net interest income                                             2,650          2,513         1,352         1,256

Provision for losses on loans                                               57            100            44            40
                                                                       -------        -------       -------       -------

         Net interest income after provision for losses on loans         2,593          2,413         1,308         1,216
                                                                       -------        -------       -------       -------
Other income

  Loss on investment securities                                             (4)             0             0             0
  Service fees and charges                                                 430            353           186           174
  Other income                                                             100             58            63            32
                                                                       -------        -------       -------       -------
         Total other income                                                526            411           249           206
                                                                       -------        -------       -------       -------
Other expense

  Employee compensation and benefits                                       995          1,011           481           478
  Occupancy and equipment                                                  287            266           153           134
  Other operating expense                                                  567            665           282           336
                                                                       -------        -------       -------       -------
         Total other expense                                             1,849          1,942           916           948
                                                                       -------        -------       -------       -------

         Income before income tax expense                                1,270            882           641           474


  Income tax expense                                                       483            342           235           180
                                                                       -------        -------       -------       -------


         Net income                                                    $   787        $   540       $   406       $   294
                                                                       =======        =======       =======       =======

         EARNINGS PER SHARE

           Basic                                                       $   .91        $   .51       $   .47       $   .29
                                                                       =======        =======       =======       =======

           Diluted                                                     $   .91        $   .51       $   .47       $   .29
                                                                       =======        =======       =======       =======


See notes to consolidated condensed financial statements.

                              River Valley Bancorp
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                            For the six months        For the three months
                                                                               ended June 30,            ended June 30,
                                                                             2000         1999         2000         1999
                                                                            -----        -----        -----        -----
Net income                                                                  $ 787        $ 540        $ 406        $ 294

Other comprehensive income(loss), net of tax

         Unrealized  gains(losses)  on securities  available for sale           6          (26)          (2)         (19)
         Unrealized holding gains (losses) arising during the period, net of tax expense(benefit) of $3,$(13),
             $(1) and $(10)                                                    (3)                       (3)
                                                                            -----        -----        -----        -----
                    Less:  Reclassification adjustment for
                    losses included in net income,
                    net of tax benefit of $(1) and $(1)                         9          (26)           1          (19)
                                                                            -----        -----        -----        -----
Comprehensive income                                                        $ 796        $ 514        $ 407        $ 275
                                                                            =====        =====        =====        =====



See notes to consolidated financial statements.

                              River Valley Bancorp
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                 (In thousands)

                                                                             2000            1999
                                                                           --------        --------
Cash flows from operating activities:
  Net earnings for the period                                              $    787        $    540
  Adjustments to reconcile net earnings to net cash
  Provided by operating activities:
    Amortization of premiums and discounts on
      investments                                                               (24)            (58)
    Investment securities losses                                                  4
    Gain on sale of office premises and equipment                               (42)
    Loans originated for sale in the secondary market                        (1,429)         (7,039)
    Proceeds from sale of loans in the secondary market                       1,443          10,435
    (Gain) loss on sale of loans                                                (14)              5
    Amortization of deferred loan origination costs                              45              66
    Provision for losses on loans                                                57             100
    Amortization expense of stock benefit plans                                 120             120
    Depreciation and amortization                                               117             118
    Amortization of goodwill                                                      3               3
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                              (129)            (37)
      Accrued interest payable                                                   68            (109)
    Other adjustments                                                           158              61
                                                                           --------        --------
         Net cash provided by operating activities                            1,164           4,205
                                                                           --------        --------
Cash flows provided (used) by investing activities:

  Proceeds from maturity of investment securities available for sale          4,919           8,725
  Purchase of investment securities available for sale                       (2,961)        (15,569)
  Net change in loans                                                       (13,671)          1,196
  Proceeds from sale of real estate acquired through foreclosure                 --              82
  Acquisition of property in settlement of loans                                 --             (12)
  Proceeds from sale of office premises and equipment                            56              76
  Proceeds from maturities of securities held to maturity                     1,204             611
  Proceeds from sale of investment securities available for sale                569              --
  Premiums paid on life insurance                                              (216)             --
  Purchase of office equipment                                                 (129)           (232)
                                                                           --------        --------
         Net cash used by investing activities                              (10,229)         (5,123)
                                                                           --------        --------
Cash flows provided by (used in) financing activities:

  Net change in deposit accounts                                              7,784          (2,544)
  Proceeds from Federal Home Loan Bank advances                               6,000              --
  Repayment of Federal Home Loan Bank advances                               (6,000)             --
  Net change in other borrowings                                                350           1,626
  Purchase of shares                                                           (606)         (1.370)
  Dividends paid on common stock                                               (153)           (137)
  Advances by borrowers for taxes and insurance                                   4               4
                                                                           --------        --------
         Net cash provided (used) by financing activities                     7,379          (2,421)
                                                                           --------        --------

Net decrease in cash and cash equivalents                                    (1,690)         (3,339)

Cash and cash equivalents at beginning of period                              8,052          12,307
                                                                           --------        --------
Cash and cash equivalents at end of period                                 $  6,362        $  8,968
                                                                           ========        ========
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
    Income taxes                                                           $    386        $    366
    Interest on deposits and borrowings                                       2,462           2,459

Supplemental disclosure of noncash investing activities:

  Recognition of mortgage servicing rights in accordance with                    13              44
    SFAS No. 125

 Investment securities held to maturity
   transferred to available for sale                                          1,934              --


 See notes to consolidated condensed financial statements.

                              River Valley Bancorp
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             For the six month periods ended June 30, 2000 and 1999


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

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

2.  Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank and the Bank's subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated condensed financial statements.

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

                              River Valley Bancorp
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) For the six month periods ended June 30, 2000 and 1999


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

SFAS No.133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption permissible. The Corporation elected to adopt SFAS No. 133 on April 1, 2000. As permitted by SFAS No. 133, all securities classified as held to maturity were transferred to available-for-sale. The adoption of this statement did not have a significant impact on the Corporation's financial statements.

4.  Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unallocated and not committed to be released Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the six and three months ended June 30, 2000, weighted average shares outstanding for basic and diluted earnings per share were 866,000 and 861,096, respectively. For the six and three months ended June 30, 1999, weighted average shares outstanding for basic and diluted earnings per share were 1,063,641 and 1,029,445, respectively.

5.  Reclassifications

Certain reclassifications have been made to the 1999 consolidated condensed financial statements to conform to the June 30, 2000 presentation.

                              River Valley Bancorp
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

        For the six and three month periods ended June 30, 2000 and 1999


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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the remodeling of a branch office for purposes of facilitating all departments and employees from another branch which will be closed and the effect of certain recent accounting pronouncements.

Discussion  of Financial  Condition  Changes from  December 31, 1999 to June 30,
2000

At June 30, 2000, the Corporation's consolidated assets totaled $147.1 million, an increase of $8.4 million, or 6.1%, from the December 31, 1999 total. The increase in assets resulted primarily from an increase in loans receivable of $13.6 million which was funded by an increase in deposits of $7.8 million and a decline in liquid assets and investment securities.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) decreased by $1.7 million from December 31, 1999 levels to a total of $6.4 million at June 30, 2000. Investment securities decreased by $3.7 million, or 39.2%, to a total of $5.7 million at June 30, 2000, due primarily to repayments and maturities on mortgage-backed and related securities.

Loans receivable totaled $128.7 million at June 30, 2000, an increase of $13.6 million, or 11.8%,over the $115.1 million total at December 31, 1999. The increase resulted primarily from originations of $34.3 million, which were offset by sales of $ 1.4 million and by loan principal repayments during the period of $19.2 million.

The Corporation's consolidated allowance for loan losses totaled $1.5 million at both June 30, 2000 and December 31, 1999, which represented 1.2% and 1.3% of total loans at each of those respective dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $693,000 and $859,000 at June 30, 2000 and December 31, 1999,respectively. Management believes that its allowance for loan losses at June 30, 2000, was adequate based upon the available facts and circumstances, however there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2000 and 1999


Discussion of Financial Condition Changes from December 31, 1999 to June 30, 2000 (continued)

Deposits totaled $122.0 million at June 30, 2000, an increase of $7.8 million, or 6.8%, compared to the $114.2 million total at December 31, 1999. During the six month period ended June 30, 2000, growth in deposits was attributable to the Bank's participation in the State of Indiana's "Treasurers Agricultural Loan Program,"providing for $4.6 million in one year certificates of deposit, which were used to fund a corresponding agricultural loan at a spread to the Bank of 2.50%. The remaining $3.2 million of deposit growth resulted from management's continuing efforts to increase deposits through marketing and interest-rate strategies.

Advances from the Federal Home Loan Bank totaled $6.0 million at June 30, 2000, the same as at December 31, 1999. Continued growth in loan demand will require the Bank to seek further funding from the Federal Home Loan Bank. Deposit growth will also remain a high priority.

Stockholders' equity totaled $17.0 million at June 30, 2000, an increase of $153,000, or .9%, from the $16.9 million total at December 31, 1999. The increase resulted primarily from the Corporation's earnings offset by cash dividends and amortization of expense related to stock benefit plans.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2000, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

General

The Corporation's net income for the six months ended June 30, 2000, totaled $787,000, an increase of $247,000, or 45.7%, from the $540,000 of net earnings reported in the comparable 1999 period. The increase in earnings in the 2000 period was primarily attributable to an increase in other income of $115,000 and an increase in net interest income of $ 137,000.

Net Interest Income

Total interest income for the six months ended June 30, 2000 amounted to $5.3 million, an increase of $327,000, or 6.7%, from the comparable period in 1999, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans totaled $4.8 million for the six months ended June 30, 2000, an increase of $449,000, or 10.4%, over the comparable 1999 period. The increase resulted primarily from an increase in the volume of average interest earning assets outstanding year-to-year.

                              River Valley Bancorp
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2000 and 1999


Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $63,000, or 2.7%, to a total of $2.4 million for the six month period ended June 30, 2000, due primarily to an increase in the average cost of deposits, and by an increase in the average balance of deposits outstanding, year-to-year. Interest expense on borrowings totaled $157,000 for the six months ended June 30, 2000, an increase of $127,000, from the comparable period in 1999. The increase resulted from a increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $137,000 for the six months ended June 30, 2000, as compared to the same period in 1999. This increase was due to the increase in volume of average interest earning assets offset in part by the increase in average interest bearing liabilities. The interest rate spread amounted to approximately 3.6% for the 2000 and the 1999 periods. The net interest margin totaled approximately 3.9% in the 2000 and 1999 periods.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectability of the Bank's loan portfolio. As a result of such analysis, management recorded a $57,000 provision for losses on loans for the six months ended June 30, 2000, compared to the $100,000 amount recorded in the 1999 period. While management believes that the allowance for losses on loans is adequate at June 30, 2000, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $115,000, or 28.0%, for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to an increase of $77,000 in total service charges and an increase of $42,000 in other operating income comprised of the gain from the sale of office premises.

Other Expense

Other expense decreased by $93,000, or 4.8%, during the six months ended June 30, 2000, compared to the same period in 1999. This decrease resulted primarily from cost containment efforts to control such expenses.

                              River Valley Bancorp
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2000 and 1999

Other Considerations

The Corporation has entered into a contract for major renovation and expansion of the 430 Clifty Drive branch office for the purpose of establishing that branch as the main office for the Corporation and the Bank. This will allow the closing and sale of the 303 Clifty Drive branch office. Management believes that this anticipated move will result in both a favorable decrease in expenses and provide the Corporation with the opportunity for increased growth.

Income Taxes

The provision for income taxes totaled $483,000 for the six months ended June 30, 2000, an increase of $141,000, or 41.2%, as compared to the same period in 1999. This increase resulted primarily from an increase in net income before taxes of $388,000, or 44.0%. The effective tax rates amounted to 38.0% and 38.8% for the six months ended June 30, 2000 and 1999, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

General

The Corporation's net earnings for the three months ended June 30, 2000, totaled $406,000, an increase of $112,000, or 38.1%, from the $294,000 of net income reported in the comparable 1999 period. The increase in earnings in the 2000 period was primarily attributable to an increase in net interest income of $96,000 and an increase in other income of approximately $43,000.

Net Interest Income

Total interest income for the three months ended June 30, 2000 amounted to $2.6 million, an increase of $232,000, or 8.8%, from the comparable quarter in 1999, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans totaled $2.5 million for the three months ended June 30, 2000, an increase of $339,000, or 15.9%, from the comparable 1999 quarter.

Interest expense on deposits increased by $88,000, or 7.8%, to a total of $1.2 million for the quarter ended June 30, 2000, due primarily to an increase in the average cost of deposits, and an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $74,000 for the three months ended June 30, 2000, an increase of $48,000, or 184.6%, over the comparable quarter in 1999. The increase resulted from an increase in average borrowings outstanding from year-to-year.

                              River Valley Bancorp
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the six and three month periods ended June 30, 2000 and 1999

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $96,000, or 7.6%, for the three months ended June 30, 2000, as compared to the same quarter in 1999. This increase was due to the increase in volume of average interest earning assets offset in part by an increase in average interest bearing liabilities. The interest rate spread amounted to approximately 3.6 % for the 2000 and 1999 quarters. The net interest margin totaled approximately 3.9% for the 2000 and 1999 quarters.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $44,000 provision for losses on loans for the three months ended June 30, 2000, compared to the $40,000 amount recorded in the 1999 period. While management believes that the allowance for losses on loans is adequate at June 30, 2000, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $43,000, or 20.9%, for the three months ended June 30, 2000, as compared to the same period in 1999, due primarily to a $ 12,000, or 6.9%, increase in service fees and charges coupled with a increase of $19,000 in gain on sale of loans.

Other Expense

Other expense decreased by $32,000, or 3.4 %, during the three months ended
June 30, 2000, compared to the same period in 1999. This decrease resulted primarily from conscientious monitoring of all expenditures. Management's goal is to be cost effective in all expentitures.

Income Taxes

The provision for income taxes totaled $235,000 for the three months ended June 30, 2000, an increase of $55,000, or 30.6%, as compared to the same period in 1999. This increase resulted primarily from an increase in net income before taxes of $167,000, or 35.2%. The effective tax rates amounted to 36.7% and 38.0% for the three months ended June 30, 2000 and 1999, respectively.

                              River Valley Bancorp

                                     PART II

ITEM 1.  Legal Proceedings

         None.

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

         The other Directors  continuing in office are Jonnie L. Davis,  Michael
         J. Hensley, Earl W. Johann and Fred W. Koehler.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27: Financial Data Schedule for the six month period ended June 30, 2000.

(b)      Reports on Form 8-K:

         On May 23, 2000, the Corporation filed a Report on Form 8-K, as amended by the Report on Form 8-K/A filed on May 31, 2000, disclosing the Corporation's change in auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000                          By: /s/Matthew P. Forrester
                                                    ---------------------------
                                                    Matthew P. Forrester
                                                    Director & President



Date:  August 14, 2000                          By: /s/Larry C. Fouse
                                                    ---------------------------
                                                    Larry C. Fouse
                                                    Chief Financial Officer