Form 10QSB
period 2000-09-30
RIVER VALLEY BANCORP
filed 2000-11-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2000
                               ----------------------------------------

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

Issuer's Telephone Number, Including Area Code: (812) 273-4949

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]                                               No  [ ]

As of November 10, 2000, there were 875,874 shares of the Registrant's common stock, without par value, issued and outstanding.

                              River Valley Bancorp

                                      INDEX

                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

           Consolidated Condensed Statements of Financial Condition           3

           Consolidated Condensed Statements of Income                        4

           Consolidated Condensed Statements of Comprehensive Income          5

           Consolidated Condensed Statements of Cash Flows                    6

           Notes to Consolidated Condensed Financial Statements               7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                         8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15
Item 2.    Changes in Securities and Use of Proceeds                         15
Item 3.    Defaults Upon Senior Securities                                   15
Item 4.    Submission of Matters to a Vote of Security Holders               15
Item 5.    Other Information                                                 15
Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16


                              River Valley Bancorp

                 CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                        (In thousands, except share data)

                                                                         September 30,         December 31,
                                                                             2000                  1999
                                                                         -------------         -----------
ASSETS
Cash and due from banks                                                     $  3,350            $  3,648
Federal funds sold                                                                 0               1,550
Interest-earning deposits in
   other financial institutions                                                4,692               2,854
                                                                             -------             -------
         Cash and cash equivalents                                             8,042               8,052

Investment securities available for sale                                       5,658               6,301
Investment securities held to maturity                                             0               3,138
Loans receivable - net                                                       135,431             115,131
Office premises and equipment                                                  2,376               1,928
Federal Home Loan Bank stock                                                     943                 943
Accrued interest receivable                                                    1,425               1,043
Other Assets                                                                   2,333               2,159
                                                                             -------             -------
         Total assets                                                       $156,208            $138,695
                                                                            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $128,044            $114,251
Borrowings                                                                     9,450               6,500
Accrued interest payable                                                         516                 330
Other liabilities                                                              1,045                 748
                                                                             -------             -------
         Total liabilities                                                   139,055             121,829
                                                                             -------             -------
Stockholders' equity

  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                  -                   -
  Common stock - 5,000,000 shares without par value authorized;
    1,190,250 and 1,190,250 shares issued and outstanding at
    September 30, 2000 and December 31, 1999                                      -                   -
  Additional paid in capital                                                  11,314              11,314
  Retained earnings - substantially restricted                                10,516               9,551
  Shares acquired by stock benefit plans                                        (847)               (967)
  Less 283,278 and 219,753 treasury shares - at cost                          (3,791)             (2,976)
  Accumulated other comprehensive loss                                           (39)                (56)
                                                                             -------             -------
         Total stockholders' equity                                           17,153              16,866
                                                                             -------             -------
         Total liabilities and stockholders' equity                         $156,208            $138,695
                                                                            ========            ========


  See Notes to Consolidated Condensed Financial Statements.

                              River Valley Bancorp

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                      (In thousands, except per share data)

                                                    Nine months ended            Three months ended
                                                       September 30,                September 30,
                                                    2000         1999            2000         1999
                                                  ------       ------          ------       ------
Interest income

  Loans                                           $7,498       $6,467          $2,716       $2,134
  Investment securities                              316          454             106          166
  Interest-earning deposits and other                246          315              58           83
                                                  ------       ------          ------       ------
         Total interest income                     8,060        7,236           2,880        2,383
                                                  ------       ------          ------       ------
Interest expense

  Deposits                                         3,690        3,382           1,317        1,072
  Borrowings                                         305           73             148           43
                                                  ------       ------          ------       ------
         Total interest expense                    3,995        3,455           1,465        1,115
                                                  ------       ------          ------       ------

         Net interest income                       4,065        3,781           1,415        1,268

Provision for losses on loans                        132          110              75           10
                                                  ------       ------          ------       ------
         Net interest income after
            provision for losses on loans          3,933        3,671           1,340        1,258
                                                  ------       ------          ------       ------
Other income

  Loss on investment securities                       (4)           0               0            0
  Service fees and charges                           711          552             281          199
  Other income                                       114           64              14            6
                                                  ------       ------          ------       ------
         Total other income                          821          616             295          205
                                                  ------       ------          ------       ------
Other expense

  Employee compensation and benefits               1,542        1,768             547          757
  Occupancy and equipment                            427          389             140          123
  Other operating expense                            879        1,001             312          336
                                                  ------       ------          ------       ------
         Total other expense                       2,848        3,158             999        1,216
                                                  ------       ------          ------       ------

         Income before income taxes                1,906        1,129             636          247


Income tax expense                                   707          464             224          122
                                                  ------       ------          ------       ------

         NET INCOME                               $1,199       $  665          $  412       $  125
                                                  ======       ======          ======       ======

         EARNINGS PER SHARE
           Basic                                   $1.39         $.65            $.48         $.13
                                                  ======       ======          ======       ======

           Diluted                                 $1.39         $.65            $.48         $.13
                                                  ======       ======          ======       ======


See Notes to Consolidated Condensed Financial Statements.

                              River Valley Bancorp

                 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)

                                                          For the nine months            For the three months
                                                           ended September 30,             ended September 30,
                                                            2000         1999               2000         1999
                                                          ------        ------             ------       ------
Net income                                                $1,199         $665                $412         $125

Other  comprehensive  income(loss),  net of tax:
     Unrealized  gains  (losses) on securities
       available for sale
     Unrealized holding gains(losses) arising
       during period, net of tax expense(benefit)
       of $9,$(8),$5 and $9                                  14          (12)                  8            14

         Less:   Reclassification adjustment for
         losses included in net income,
         net of tax benefit of $(1)                          (3)            0                  0             0
                                                          ------       ------              -----        ------


                                                             17          (12)                  8            14
                                                          ------       ------              -----         -----
Comprehensive income                                     $1,216          $653               $420          $139
                                                         ======        ======              ======        ======

See Notes to Consolidated Condensed Financial Statements.

                              River Valley Bancorp

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                      For the nine months ended September 30,
                                                                           2000               1999
                                                                         --------           --------
Cash flows from operating activities:

  Net income for the period                                              $ 1,199           $   665
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Amortization(accretion) of premiums and discounts on investments         (26)               14
    Investment securities losses                                               4                 -
    Loans originated for sale in the secondary market                     (1,752)           (9,596)
    Proceeds from sale of loans in the secondary market                    1,769            13,246
    (Gain) loss on sale of loans                                             (17)               51
    Amortization of deferred loan origination costs                           63                67
    Provision for losses on loans                                            132               110
    Depreciation and amortization                                            177               178
    Amortization of goodwill                                                   5                38
    Amortization of stock benefit plans                                      120               120
    Gain on sale of office premises and equipment                            (42)               -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                           (382)             (188)
      Accrued interest payable                                               186              (160)
    Other adjustments                                                        304               288
                                                                         -------           -------
         Net cash provided by operating activities                         1,740             4,833
                                                                         -------           -------
Cash flows used by investing activities:

  Proceeds from maturity of securities available for sale                  6,002            14,208
  Proceeds from sale of investment securities available for sale             569                 -
  Proceeds from maturity of securities held to maturity                    1,204               780
  Purchase of investment securities available for sale                    (3,947)          (17,579)
  Net change in loans                                                    (20,495)           (2,411)
  Purchase of office equipment                                              (639)             (167)
  Proceeds from sale of office premises and equipment                         56                 -
  Premiums paid on life insurance                                           (216)                -
                                                                         -------           -------
         Net cash used by investing activities                           (17,466)           (5,169)
                                                                         -------           -------
Cash flows provided(used) by financing activities:

  Net change in deposit accounts                                          13,793            (4,313)
  Proceeds from Federal Home Loan Bank advances                           10,000                 -
  Repayment of Federal Home Loan Bank advances                            (7,000)                -
  Net change in other borrowings                                             (50)            2,385
  Advances by borrowers for taxes and insurance                               23                15
  Dividends on common stock                                                 (235)             (210)
  Purchase of shares                                                        (815)           (2,041)
                                                                         -------           -------
         Net cash provided (used) in financing activities                 15,716            (4,164)
                                                                         -------           -------

Net increase (decrease) in cash and cash equivalents                         (10)           (4,500)

Cash and cash equivalents at beginning of period                           8,052            12,307
                                                                         -------           -------
Cash and cash equivalents at end of period                               $ 8,042           $ 7,807
                                                                         =======           =======

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
    Income taxes                                                         $   666           $   465
    Interest on deposits and borrowings                                    3,809             3,615
    Investment securities held to maturity
       transferred to available for sale                                   1,934

See Notes to Consolidated Condensed Financial Statements.

                              River Valley Bancorp

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          For the nine month periods ended September 30, 2000 and 1999


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

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

3.  Effect of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting.

                              River Valley Bancorp

          For the nine month periods ended September 30, 2000 and 1999


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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 with early adoption permissible. The Corporation elected to adopt SFAS No. 133 on April 1, 2000. As permitted by SFAS No. 133, all securities classified as held to maturity were transferred to available for sale. The adoption of this statement did not have a significant impact on the Corporation's financial statements.

4.  Earnings Per Share

Earnings per share have been computed based upon weighted average common shares outstanding. Unallocated and not committed to be released Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the nine and three months ended September 30, 2000, weighted average shares outstanding for basic and diluted earnings per share were 862,016 and 854,139, respectively. For the nine and three months ended September 30, 1999, weighted average shares outstanding for basic and diluted earnings per share were 1,029,313 and 961,776, respectively.

5.  Reclassifications

Certain reclassifications have been made to the 1999 consolidated condensed financial statements to conform to the September 30, 2000 presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For the nine and three month periods ended September 30, 2000 and 1999


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

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     For the nine and three month periods ended September 30, 2000 and 1999


Forward-Looking Statements (Continued)

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of the year 2000 on information technology systems and the effect of certain recent accounting pronouncements.

Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000

At September 30, 2000, the Corporation's consolidated assets totaled $156.2 million, an increase of $17.5 million, or 12.6%, from the December 31, 1999 total. The increase in assets resulted primarily from an increase in loans receivable of $20.3 million which was funded by an increase in deposits of $13.8 and an increase in borrowed funds of approximately $3.0 million.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) decreased by $10,000 from December 31, 1999 levels to a total of $8.0 million at September 30, 2000. Investment securities decreased by $3.8 million, or 40.1%, to a total of $5.7 million at September 30,2000, due primarily to repayments and maturities on mortgage-backed and related securities.

Loans receivable totaled $135.4 million at September 30, 2000, an increase of $20.3 million, or 17.6%, from the $115.1 million total at December 31, 1999. The increase resulted primarily from loan originations during the period of $50.4 million, which were offset by sales of $1.8 and by loan principal repayments during the period of $27.1 million.

The Corporation's consolidated allowance for loan losses totaled $1.5 million and $1.6 million on September 30, 2000 and December 31, 1999, respectively, which represented 1.2% and 1.3%, respectively, of total loans at each of those respective dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $544,000 and $859,000 at September 30, 2000 and December 31, 1999, respectively. Although management believes that its allowance for loan losses at September 30, 2000 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2000 and 1999


Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000 (continued)

Deposits totaled $128.0 million at September 30, 2000, an increase of $13.7 million, or 11.9%, compared to the $114.3 million total at December 31, 1999. During the nine month period ended September 30, 2000, growth in deposits was attributable to the Bank's participation in the State of Indiana's "Treasurers Agricultural Loan Program," providing for $4.9 million in one year certificates of deposit, which were used to fund a corresponding agricultural loan at a spread to the Bank of 2.50%. The remaining $8.8 million of deposit growth resulted from management's continuing efforts to increase deposits through marketing and interest-rate strategies.

Advances from the Federal Home Loan Bank totaled $9.0 million at September 30, 2000. Continued growth in loan demand necessitated the use of more advance monies. Future deposit growth will continue to be a priority.

Stockholders' equity totaled $17.2 million at September 30, 2000, an increase of $287,000, or 1.7%, from the $16.9 million total at December 31, 1999. The increase resulted primarily from the Corporation's net income and amortization of expense related to stock benefit plans, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2000, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2000 and 1999

General

The Corporation's net earnings for the nine months ended September 30, 2000 totaled $1,199,000, an increase of $534,000, or 80.3%, from the $665,000 of net earnings reported in the comparable 1999 period. The increase in income in the 2000 period was primarily attributable to an increase in net interest income of $284,000 and an increase in other income of $205,000.

Net Interest Income

Total interest income for the nine months ended September 30, 2000 amounted to $8.0 million, an increase of $824,000, or 11.4%, from the comparable period in 1999, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans totaled $7.5 million for the nine months ended September 30, 2000, an increase of $1.0 million, or 15.9%, from the comparable 1999 period. The increase resulted primarily from an increase in the volume of average interest earning assets outstanding year-to-year.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2000 and 1999

Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2000 and 1999 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $308,000, or 9.1%, to a total of $3.7 million for the nine month period ended September 30, 2000, due primarily to a increase in the average cost of deposits and by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $305,000 for the nine months ended September 30, 2000, an increase of $232,000, from the comparable period in 1999. The increase resulted primarily from a increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $284,000, or 7.5%, for the nine months ended September 30, 2000, as compared to the comparable period in 1999. This increase was due to the increase in volume of average interest earning assets offset in part by the increase in average interest bearing liabilities. The interest rate spread amounted to approximately 3.58% for the 2000 period, compared to 3.63% in 1999, while the net interest margin was approximately 3.90% in the 2000 period, compared to 3.94% in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $132,000 provision for losses on loans for the nine months ended September 30, 2000, compared to the $110,000 amount recorded in the 1999 period. The 2000 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of nonperforming loans year to year. While management believes that the allowance for losses on loans is adequate at September 30, 2000, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $205,000, or 33.3%, for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to an increase of $130,000, or 25.1%, in service charges and a $21,000, or 37.5%, increase in commissions. In addition, a gain of $42,000 was recorded during 2000 on the sale of office premises.

Other Expense

Other expense decreased by $310,000, or 9.8%, during the nine months ended September 30, 2000, as compared to the same period in 1999. A one time pre-tax charge for $184,000 occurred in the 1999 period. This charge related to the severance benefits recorded following the resignation of the Bank's executive vice-president. The remaining decrease in other expense resulted primarily from cost containment efforts to control such expenses.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2000 and 1999 (continued)

Other Considerations

The Corporation has entered into a contract for major renovation and expansion of the 430 Clifty Drive branch office for the purpose of establishing that branch as the main office for the Corporation and the Bank. This will also allow for the closing and sale of the 303 Clifty Drive branch office. Management believes that this anticipated move will result in both a favorable decrease in expenses and provide the Corporation with the opportunity for increased growth.

Income Taxes

The provision for income taxes totaled $707,000 for the nine months ended September 30, 2000, an increase of $243,000, or 52.4%, as compared to the same period in 1999. This increase resulted primarily from an increase in net income before taxes of $777,000, or 68.8%. The effective tax rates amounted to 37.1% and 41.1% for the nine months ended September 30, 2000 and 1999, respectively.

Comparison of Results of Operations for the Three Month Periods Ended September 30, 2000 and 1999

General

The Corporation's net income for the three months ended September 30, 2000, totaled $412,000, an increase of $287,000, from the $125,000 of net income reported in the comparable 1999 period. The increase in earnings in the 2000 period was primarily attributable to a increase in net interest income of $147,000, an increase in other income of $90,000 and a decrease in other expenses of $217,000, which were partially offset by an increase in the provision for losses on loans of $65,000 and an increase in the provision for income taxes of $102,000.

Net Interest Income

Total interest income for the three months ended September 30, 2000 amounted to $2.9 million, an increase of $497,000, or 20.9%, from the comparable quarter in 1999, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans totaled $2.7 million for the three months ended September 30, 2000, an increase of $582,000, or 27.3%, from the comparable 1999 quarter.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2000 and 1999

Comparison of Results of Operations for the Three Month Periods Ended September 30, 2000 and 1999 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $245,000, or 22.9%, to a total of $1.3 million for the quarter ended September 30, 2000, due primarily to an increase in the average cost of deposits and an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $148,000 for the three months ended September 30, 2000, an increase of $105,000, from the comparable quarter in 1999. The increase resulted primarily from a increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $147,000, or 11.6%, for the three months ended September 30, 2000, as compared to the comparable quarter in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $75,000 provision for losses on loans for the three months ended September 30, 2000, compared to the $10,000 amount recorded in the 1999 period. While management believes that the allowance for losses on loans is adequate at September 30, 2000, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $90,000, or 43.9%, for the three months ended September 30, 2000, as compared to the same period in 1999, due primarily to a increase of $82,000 in service fees and charges.

Other Expense

Other expense decreased by $217,000, or 17.8%,during the three months ended September 30, 2000, compared to the same period in 1999. This decrease was due primarily to a one time charge for severance benefits, as previously discussed and monitoring of all expenditures. Management's goal is to be cost effective in all expenditures.

                              River Valley Bancorp

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine and three month periods ended September 30, 2000 and 1999


Comparison of Results of Operations for the Three Month Periods Ended September 30, 2000 and 1999 (continued)

Income Taxes

The provision for income taxes totaled $224,000 for the three months ended September 30, 2000, an increase of $102,000, as compared to the same period in 1999. This increase resulted primarily from an increase in net income before taxes of $389,000. The effective tax rates amounted to 35.2% and 49.4% for the three months ended September 30, 2000 and 1999, respectively.

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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

          Exhibit 27: Financial Data Schedule for the nine month period ended September 30, 2000

          Report on Form  8-K:  The  Corporation  filed no  reports  on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 14, 2000                 By: /s/Matthew P. Forrester
     --------------------------               --------------------------------
                                              Matthew P. Forrester
                                              Chief Executive Officer
                                                and President

Date:   November 14, 2000                 By: /s/Larry C. Fouse
     --------------------------               --------------------------------
                                              Larry C. Fouse
                                              Chief Financial Officer