Form 10KSB
period 2000-12-31
RIVER VALLEY BANCORP
filed 2001-04-02
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                         Commission File Number 0-21765

                              RIVER VALLEY BANCORP
              (Exact Name of Small Business Issuer in its Charter)

            Indiana                                         35-1984567
  (State or Other Jurisdiction of                         (IRS Employer
  Incorporation or Organization)                        Identification No.)

              430 Clifty Drive
                P.O. Box 1590
              Madison, Indiana                               47250-0590
  (Address of Principal Executive Offices)                    Zip Code

         Issuer's telephone number, including area code: (812) 273-4949

         Securities Registered under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered under Section 12(g) of the Exchange Act:
                         Common Stock, without par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $12,171,072 in revenues for the fiscal year ended December 31, 2000.

As of March 7, 2001, there were issued and outstanding 868,874 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the last known sale price of such stock as of March 23, 2001, was $11,560,825.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated into Part II. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 32 Pages

                              RIVER VALLEY BANCORP
                                   Form 10-KSB
                                      INDEX

                                                                            Page

Forward Looking Statement..................................................   3

PART I

     Item 1.      Business................................................... 3
     Item 2.      Properties.................................................26
     Item 3.      Legal Proceedings..........................................27
     Item 4.      Submission of Matters to a Vote of Security Holders........27
     Item 4.5.    Executive Officers of the Registrant.......................27
PART II

     Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters....................................28
     Item 5.5.    Selected Consolidated Financial Data.......................28
     Item 6.      Management's Discussion and Analysis or Plan of
                        Operations...........................................28
     Item 6A.     Quantitative and Qualitative Analysis of Financial
                        Condition and Results of Operation...................28
     Item 7.      Financial Statements.......................................29
     Item 8.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure....................29

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                        Persons..............................................30
     Item 10.     Executive Compensation.....................................30
     Item 11.     Security Ownership of Certain Beneficial Owners
                        and Management.......................................30
     Item 12.     Certain Relationships and Related Transactions.............30

PART IV

     Item 13.     Exhibits and Reports on Form 8-K...........................30

SIGNATURES            .......................................................31

                            FORWARD LOOKING STATEMENT

     This Annual Report on Form 10-KSB ("Form 10-KSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief, outlook, estimates or expectations of the Holding Company (as defined below), its directors, or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-KSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-KSB identifies important factors that could cause such differences. These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

Item 1.    Business

General

     River Valley Bancorp, an Indiana corporation (the "Holding Company" and together with the "Bank," the "Company"), was organized in May, 1996. On December 20, 1996, it acquired the common stock of Madison First Federal Savings and Loan Association ("First Federal") upon the conversion of First Federal from a federal mutual savings and loan association to a federal stock savings and loan association (the "Conversion"), and acquired 120,434 shares of common stock, $8.00 par value per share (the "Citizens Shares"), of Citizens National Bank of Madison ("Citizens"), constituting 95.6% of the issued and outstanding shares of Citizens' common stock (the "Acquisition").

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

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 52.0% of the Bank's total loan portfolio at December 31, 2000. The Bank had not identified any loans as held for sale at December 31, 2000. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

         Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 2000, 1999 and 1998 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                                            At December 31,
                                                                     --------------------------------------------------------------
                                                                            2000                  1999                  1998
                                                                     ------------------     -----------------     -----------------
                                                                                Percent               Percent               Percent
                                                                     Amount    of Total     Amount   of Total     Amount   of Total
                                                                     ------    --------     ------   --------     ------   --------
TYPE OF LOAN                                                                                (Dollars in thousands)
Residential real estate:
   One-to four-family.........................................     $  77,304      52.0%   $ 69,588      58.6%    $ 65,907     57.4%
   Multi-family...............................................         3,319        2.2      2,918       2.5        1,775      1.6
   Construction...............................................         6,827        4.6      4,163       3.5        8,126      7.1
Nonresidential real estate....................................        25,944       17.4     12,758      10.7        7,604      6.6
Land loans....................................................         4,269        2.9     10,079       8.5        6,300      5.5
Consumer loans:
   Automobile loans...........................................        11,118        7.5      6,922       5.8        6,828      5.9
   Loans secured by deposits..................................           574         .4        548        .5          723       .6
   Home improvement loans.....................................             6        ---         34       ---          ---      ---
   Other......................................................         2,988        2.0      2,040       1.7        5,089      4.4
Commercial loans..............................................        16,361       11.0      9,780       8.2       12,461     10.9
                                                                     -------      -----    -------     -----      -------    -----
Gross loans receivable........................................       148,710      100.0    118,830     100.0      114,813    100.0

Add/(Deduct):
   Deferred loan origination costs............................           324         .2        245        .2          200       .2
   Undisbursed portions
     of loans in process......................................        (6,362)      (4.3)    (2,422)     (2.0)      (1,151)    (1.0)
   Allowance for loan losses..................................        (1,702)      (1.1)    (1,522)     (1.3)      (1,477)    (1.3)
                                                                     -------      -----    -------     -----      -------    -----
Net loans receivable..........................................      $140,970       94.8%  $115,131      96.9%    $112,385     97.9%
                                                                    ========       ====   ========      ====     ========     ====

         The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                     Due During Years Ended December 31,
                                          Balance           ------------------------------------------------------------------------
                                      Outstanding at                                         2004       2006       2011      2016
                                       December 31,                                           to         to         to        and
                                           2000             2001        2002       2003      2005       2010       2015    following
                                      -------------        ------      ------     ------    ------     ------     ------   ---------
                                                                                     (In thousands)
Residential real estate loans:
   One-to four-family................. $   77,304         $    909    $   291     $  467 $   1,463  $   8,066    $19,337   $46,771
   Multi-family.......................      3,319              ---        ---          5       158        601        129     2,426
   Construction.......................      6,827            6,827        ---        ---       ---        ---        ---       ---
Nonresidential
   Real estate loans..................     25,944            4,737         46         28       681      1,757      6,102    12,593
Land loans............................      4,269            2,378          3        560        40        269        433       586
Consumer loans:
   Loans secured by deposits..........        574              298         50         25       160         24        ---        17
   Other loans........................     14,112            1,124      1,384      2,415     8,037        991        161       ---
Commercial loans......................     16,361            8,572        683        901     1,356      1,537      1,392     1,920
                                         --------          -------     ------     ------   -------    -------    -------   -------
     Total............................   $148,710          $24,845     $2,457     $4,401   $11,895    $13,245    $27,554   $64,313
                                         ========          =======     ======     ======   =======    =======    =======   =======

         The following table sets forth, as of December 31, 2000, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                            Due After December 31, 2001
                                ------------------------------------------------
                                Fixed Rates        Variable Rates         Total
                                -----------        --------------         -----
                                                   (In thousands)

Residential real estate loans:
   One-to four-family..........    $14,356             $62,039         $  76,395
   Multi-family................        269               3,050             3,319
   Construction................        ---                 ---               ---
Non-residential
   Real estate loans...........      3,835              17,372            21,207
Land loans   ..................        892                 999             1,891
Consumer loans:
   Loans secured by deposits...        254                  22               276
   Other loans.................     12,773                 215            12,988
Commercial loans...............      3,591               4,198             7,789
                                   -------             -------          --------
     Total.....................    $35,970             $87,895          $123,865
                                   =======             =======          ========

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $77.3 million, or 52.0% of the Bank's portfolio of loans, at December 31, 2000, consisted of one- to four-family residential loans, of which approximately 81.2% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 2000 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

         The Bank currently offers fixed-rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. Prior to the Merger, the Bank retained all of its fixed-rate residential mortgage loans in its portfolio; however, after the effective date of the Merger, the Bank began underwriting its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") on a servicing-retained basis. At December 31, 2000, approximately 18.8% of the Bank's one- to four-family residential mortgage loans had fixed rates.

         Before the Merger, Citizens offered fixed-rate one- to four-family residential mortgage loans in accordance with the guidelines established by the FHLMC to facilitate the sale of such loans to the FHLMC in the secondary market. These loans amortized on a monthly basis with principal and interest due each month and were written with terms of 15, 20 and 30 years. Citizens retained the servicing on all loans sold to the FHLMC. At December 31, 2000, the Bank had approximately $37.6 million of fixed-rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

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

         At December 31, 2000, the Bank had outstanding approximately $4.9 million of home equity loans, with unused lines of credit totalling approximately $3.4 million. No home equity loans were included in non-performing assets on that date. The Bank's home equity lines of credit are adjustable-rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

         The Bank also offers indemnification mortgage loans ("ID Mortgage Loans"), which are typically written as fixed-rate second mortgage loans. The Bank's ID Mortgage Loans are written for terms of 5 years and generally have maximum Loan-to-Value Ratios of 80%.

         The Bank also offers standard second mortgage loans, which are adjustable-rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3%. The Bank's second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 1% and 4%, respectively. The Bank's second mortgage loans have terms of 10 to 30 years.

         At December 31, 2000, one- to four-family residential mortgage loans amounting to $171,000, or .11% of total loans, were included in the Bank's non-performing assets.

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

         At December 31, 2000, $6.8 million, or 4.6% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2000, totalled $601,000. Construction loans totalling $115,000 were included in non-performing assets on that date.

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

         Nonresidential Real Estate Loans. At December 31, 2000, $25.9 million, or 17.4% of the Bank's portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank originates nonresidential real estate loans as one-year adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable-rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

         The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. The Bank's largest nonresidential real estate loan as of December 31, 2000 was $2.8 million and was secured by three commercial buildings in (or close in proximity to) Madison, Indiana. No nonresidential real estate loans were included in non-performing assets at December 31, 2000.

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

         Multi-family Loans. At December 31, 2000, approximately $3.3 million, or 2.2% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 2000 was $1.5 million and was secured by a 46 unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets on that date.

         Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "Nonresidential Real Estate Loans" above. Also, the loans-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

         Land Loans. At December 31, 2000, approximately $4.3 million, or 2.9% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2000, the Bank's largest land loan totalled $597,000.

         Land loans totalling $214,000, or .14% of the Bank's total loan portfolio, were included in non-performing assets as of December 31, 2000. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

         Commercial Loans. At December 31, 2000, $16.4 million, or 11.0% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed-rate or an adjustable-rate basis with terms that vary depending on the type of security, if any. At December 31, 2000, approximately 92.6% of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable-rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2000, the largest commercial loan was $646,000. As of the same date, commercial loans totalling $49,000 were included in non-performing assets.

         Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

         Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans aggregated approximately $14.7 million at December 31, 2000, or 9.9% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 2000, 90.4% of the Bank's consumer loans were secured by collateral.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2000, consumer loans amounting to $72,000 were included in non-performing assets.

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

         The Bank began underwriting fixed-rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis after the Merger. Prior to the Merger, Citizens also originated loans for sale to the FHLMC and retained servicing rights for a fee of one-fourth of 1% of the principal balance of all loans serviced. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2000, the Bank serviced $37.6 million in loans sold to the FHLMC.

         The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 2000, the Bank held loans totalling approximately $13.1 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank's five full-service offices.

         The Bank's loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

         Under the Bank's lending policy, a loan officer may approve mortgage loans up to $75,000, a Senior Loan Officer may approve mortgage loans up to $150,000 and the President may approve mortgage loans up to $240,000. All other mortgage loans must be approved by at least four members of the Bank's Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $75,000, by a Senior Loan Officer for up to $150,000 and by the President up to $300,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $25,000, by a Senior Loan Officer up to $75,000 and by the President up to $150,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer or Senior Loan Officer up to $10,000 or by the President up to $25,000. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank's Board of Directors.

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

         The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 2000, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $166,000 that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

         The following table shows loan origination and repayment activity for the Bank during the periods indicated:

                                                                             Year Ended December 31,
                                                               --------------------------------------------------
                                                                2000                  1999                  1998
                                                               ------                ------                ------
                                                                                 (In thousands)
Loans Originated:
     Residential real estate loans (1)....................     $24,630               $28,816              $37,537
     Multi-family loans...................................         133                 2,092                  326
     Construction loans...................................      13,120                 4,838                5,108
     Non-residential real estate loans....................      17,308                 3,995                  447
     Land loans...........................................       2,499                 4,554                2,909
     Consumer loans.......................................      12,708                 5,945                6,423
     Commercial loans.....................................      14,768                 6,625               16,771
                                                               -------               -------              -------
         Total loans originated...........................      85,166                56,865               69,521
Reductions:
     Sales................................................       2,614                14,253               17,025
     Principal loan repayments and other (2)..............      56,713                39,866               51,998
                                                               -------               -------              -------
         Total reductions.................................      59,327                54,119               69,023
                                                               -------               -------              -------
     Net increase ............................................ $25,839               $ 2,746              $   498
                                                               =======               =======              =======

(1)  Includes loans originated for sale in the secondary market.
(2) Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

         Non-performing Assets. At December 31, 2000, $621,000, or .38% of consolidated total assets, were non-performing loans compared to $857,000, or
 .62% of consolidated total assets, at December 31, 1999. The Bank had no REO at December 31, 2000.

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

                                                                                 At December 31,
                                                            ---------------------------------------------------------
                                                            2000                      1999                       1998
                                                            ----                      ----                       ----
                                                                             (Dollars in thousands)
Non-performing assets:
   Non-performing loans..............................      $  621                    $  857                    $1,947
   Troubled debt restructurings .....................       1,314                       835                       937
                                                           ------                    ------                    ------
     Total non-performing loans and troubled
       debt restructurings...........................       1,935                     1,692                     2,884
   Foreclosed real estate............................         ---                       ---                        82
                                                           ------                    ------                    ------
     Total non-performing assets.....................      $1,935                    $1,692                    $2,966
                                                           ======                    ======                    ======
Total non-performing loans and troubled debt
   restructurings to total loans.....................        1.30%                     1.42%                     2.51%
                                                             ====                      ====                      ====
Total non-performing assets to total assets..........        1.19%                     1.22%                     2.14%
                                                             ====                      ====                      ====

         At December 31, 2000, the Bank held loans delinquent from 30 to 89 days totalling $240,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2000, 1999 and 1998, relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.


                       At December 31, 2000                    At December 31, 1999              At December 31, 1998
                 ---------------------------------------- ------------------------------------ -----------------------------------
                      30-89  Days       90 Days or More       30-89 Days      90 Days or More     30-89 Days      90 Days or More
                 --------------------- ------------------ ------------------ ----------------- ----------------- -----------------
                             Principal          Principal          Principal         Principal         Principal         Principal
                     Number   Balance    Number  Balance    Number  Balance   Number  Balance   Number  Balance   Number  Balance
                      of        of        of       of        of       of       of       of       of      of        of       of
                     Loans     Loans     Loans    Loans     Loans    Loans    Loans    Loans    Loans   Loans     Loans    Loans
                     -----     -----     -----    -----     -----    -----    -----    -----    -----   -----     -----    -----
                                                         (Dollars in thousands)

Residential real
   estate loans...      4      $  98        2     $171         5     $186       15     $726       69   $2,194       26     $931
Multi-family loans..  ---        ---      ---      ---       ---      ---      ---      ---      ---      ---      ---      ---
Construction loans..  ---        ---        1      115       ---      ---      ---      ---      ---      ---        1       23
Land loans..........  ---        ---        1      214       ---      ---        1       36        1       11        3      203
Non-residential
   real estate loans. ---        ---      ---      ---       ---      ---      ---      ---      ---      ---        4      325
Consumer loans.......  17         82       13       72        32      133       13       72       86      560       56      465
Commercial loans.....   4         60        2       49         2       15        2       23       10      477      ---      ---
                     ----       ----     ----     ----      ----     ----     ----     ----     ----   ------    -----   ------
   Total.............  25       $240       19     $621        39     $334       31     $857      166   $3,242       90   $1,947
                     ====       ====     ====     ====      ====     ====     ====     ====     ====   ======    =====   ======
Delinquent loans to
   total loans..........                           .58%                                1.00%                               4.52%
                                                   ===                                 ====                                ====

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

         At December 31, 2000, the aggregate amount of the Bank's classified assets and general and specific loss allowances were as follows:

                                                          At December 31, 2000
                                                             (In thousands)

             Substandard assets...............................    $1,935
             Doubtful assets..................................       ---
             Loss assets......................................       ---
                                                                  ------
                 Total classified assets......................    $1,935
                                                                  ======
             General loss allowances..........................    $1,597
             Specific loss allowances.........................       105
                                                                  ------
                 Total allowances.............................    $1,702
                                                                  ======
         The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2000. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2000.

                                                                            Year Ended December 31,
                                                            ---------------------------------------------------------
                                                            2000         1999         1998         1997          1996
                                                            ----         ----         ----         ----          ----
                                                                             (Dollars in thousands)

Balance at beginning of period...................          $1,522      $1,477      $1,276        $1,190        $  407
Charge-offs:
     Single-family residential...................              (4)        (17)        ---           ---           ---
     Consumer....................................             (71)        (86)       (140)         (254)           (3)
     Commercial..................................              (9)        (20)        (83)          (15)          ---
                                                           ------      ------      ------        ------        ------
       Total charge-offs.........................             (84)       (123)       (223)         (269)           (3)
Recoveries.......................................              37          28         149            51           ---
                                                           ------      ------      ------        ------        ------
   Net charge-offs...............................             (47)        (95)        (74)         (218)           (3)
Provision for losses on loans....................             227         140         275           304            22
Increase due to Acquisition......................             ---         ---         ---           ---           764
                                                           ------      ------      ------        ------        ------
   Balance at end of period......................          $1,702      $1,522      $1,477        $1,276        $1,190
                                                           ======      ======      ======        ======        ======
Allowance for loan losses as a percent of
   total loans outstanding before net items......            1.15%       1.28%       1.29%         1.13%         1.07%
                                                           ======      ======      ======        ======        ======
Ratio of net charge-offs to average
   loans outstanding before net items............            0.03%       0.08%       0.06%         0.20%         0.01%
                                                           ======      ======      ======        ======        ======

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                          At December 31,
                                         ----------------------------------------------------------------------------------
                                                 2000                          1999                           1998
                                         ---------------------          --------------------           --------------------
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         ------         -----           ------        -----            ------        -----
                                                                        (Dollars in thousands)
Balance at end of period applicable to:
   Residential real estate............    $  346        58.8%           $    4       64.6%              $   11        66.1%
   Nonresidential real estate.........       ---       20.3                ---       19.2                  ---        12.1
   Consumer loans.....................       403        9.9                109        8.0                  111        10.9
   Commercial loans...................       106       11.0                ---        8.2                  ---        10.9
   Unallocated........................       847        ---              1,409        ---                1,355         ---
                                          ------       -----            ------      -----               ------       -----
     Total............................    $1,702       100.0%           $1,522      100.0%              $1,477       100.0%
                                          ======       =====            ======      =====               ======       =====


Investments and Mortgage-Backed Securities

         Investments. The Bank's investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, commercial paper, corporate bonds, municipal securities and Federal Home Loan Bank ("FHLB") stock. At December 31, 2000, the investments in the portfolio had a carrying value of approximately $6.3 million, or 3.9%, of the consolidated total assets.

         The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                                           At December 31,
                                        -----------------------------------------------------------------------------------
                                                  2000                          1999                          1998
                                        ----------------------         ---------------------          ---------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                          ----          -----            ----         -----             ----         -----
                                                                              (In thousands)
Held to Maturity:
   U.S. Government and
     agency obligations...............    $   ---      $   ---            $1,000         $995           $1,000         $980
Available for Sale:
   U.S. Government and
     agency obligations...............      4,921        4,989               ---          ---              ---          ---
   Commercial paper...................        ---          ---             2,972        2,957              ---          ---
   Corporate bonds....................        ---          ---             1,000        1,000              ---          ---
   Muncipal securities................        336          340               276          273              276          283
                                           ------       ------            ------       ------           ------       ------
   Total available for sale...........      5,257        5,329             4,248        4,230              276          283
FHLB stock............................        943          943               943          943              943          943
                                           ------       ------            ------       ------           ------       ------
     Total investments................     $6,200       $6,272            $6,191       $6,168           $2,219       $2,206
                                           ======       ======            ======       ======           ======       ======

     The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000.

                                                                      Amount at December 31, 2000 which matures in
                                               -----------------------------------------------------------------------------------
                                                    One Year             One Year              Five Years             After
                                                     or Less           to Five Years          to Ten Years           Ten Years
                                               --------------------  -------------------   -------------------  -------------------
                                               Amortized   Average   Amortized  Average    Amortized  Average   Amortized  Average
                                                 Cost       Yield      Cost      Yield       Cost      Yield      Cost      Yield
                                                 ----       -----      ----      -----       ----      -----      ----      -----
                                                                           (Dollars in thousands)

U.S. Government and agency obligations.........   $1,001    6.53%     $3,920     6.84%        $---       ---%      $---      ---%
Municipal Securities...........................      ---     ---         276     6.65           60      8.27        ---      ---


         Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for a $12,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

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

         At December 31, 2000, the Bank had mortgage-backed securities with a carrying value of approximately $1.9 million all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

         The following table sets forth the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                           At December 31,
                                        -----------------------------------------------------------------------------------
                                                  2000                          1999                          1998
                                        ---------------------          --------------------           --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                          ----          -----            ----         -----             ----         -----
                                                                              (In thousands)
Held to Maturity:
   Mortgage-backed
     securities.......................    $   ---      $   ---            $2,138       $2,147           $3,190       $3,220
Available for Sale:
   Government
     agency securities................      1,314        1,289             1,511        1,466            2,196        2,177
   Collateralized mortgage
     obligations......................        627          629               627          605              627          619
                                           ------       ------            ------       ------           ------       ------
       Total mortgage-backed
         securities...................     $1,941       $1,918            $4,276       $4,218           $6,013       $6,016
                                           ======       ======            ======       ======           ======       ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000.

                                                                      Amount at December 31, 2000 which matures in
                                                   ------------------------------------------------------------------------------
                                                          One Year                   One Year to                  After
                                                           or Less                     Five Years               Five Years
                                                   ------------------------     ------------------------    ----------------------
                                                                   Weighted                     Weighted                  Weighted
                                                   Amortized       Average      Amortized       Average     Amortized     Average
                                                     Cost           Yield         Cost           Yield        Cost         Yield
                                                     ----           -----         ----           -----        ----         -----
                                                                             (Dollars in thousands)
Mortgage-backed securities
   available for sale...........................       $67            6.47%      $1,002           6.83%       $872          7.03%
                                                      ====                       ======                       ====

         The   following   table   sets   forth  the   changes   in  the  Bank's
mortgage-backed securities portfolio for the years ended December 31, 2000, 1999 and 1998.

                                                                             Year Ended December 31,
                                                           -----------------------------------------------------------
                                                            2000                      1999                       1998
                                                            ----                      ----                       ----
                                                                                 (In thousands)
Beginning balance....................................       $4,209                    $5,986                    $8,978
Purchases............................................        1,000                       ---                       ---
Sales proceeds.......................................       (1,006)                      ---                       ---
Repayments...........................................       (2,297)                   (1,709)                   (2,970)
Losses on sales......................................          (12)                      ---                       ---
Premium and discount amortization, net...............          (20)                      (30)                      (40)
Unrealized gains (losses) on securities
   available for sale................................           44                       (38)                       18
                                                            ------                    ------                    ------
Ending balance.......................................       $1,918                    $4,209                    $5,986
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

      An analysis of the Bank's deposit accounts by type, maturity and rate at December 31, 2000, is as follows:

                                                                    Minimum        Balance at                          Weighted
                                                                    Opening       December 31,          % of            Average
Type of Account                                                     Balance           2000            Deposits           Rate
---------------                                                     -------           ----            --------           ----
                                                                                       (Dollars in thousands)

Withdrawable:
   Non-interest bearing accounts..............................   $    100          $    9,170            7.0%              ---%
   Savings accounts...........................................         50              21,208           16.3              3.45
   MMDA......................................................         100               7,310            5.6              4.89
   NOW accounts...............................................        100              15,079           11.6              2.55
                                                                                      -------          -----              ----
     Total withdrawable.......................................                         52,767           40.5              2.79

Certificates (original terms):
   I.R.A......................................................        250               6,496            5.0              4.91
   3 months...................................................      2,500                  42           ---               3.70
   6 months...................................................      2,500               2,521            1.9              5.40
   9 months...................................................      2,500               6,876            5.3              6.68
   12 months..................................................        500              16,572           12.7              5.85
   15 months..................................................        500               3,792            2.9              5.24
   18 months..................................................        500               5,864            4.5              6.70
   24 months..................................................        500               4,016            3.1              6.24
   30 months .................................................        500               1,779            1.4              5.00
   36 months..................................................        500                 341             .3              5.81
   48 months..................................................        500                 368             .3              5.13
   60 months..................................................        500               1,083             .8              5.87
Jumbo certificates............................................    100,000              27,708           21.3              5.65
                                                                                     --------          -----              ----
   Total certificates.........................................                         77,458           59.5              5.79
                                                                                     --------          -----              ----
Total deposits................................................                       $130,225          100.0%             4.58
                                                                                     ========          =====              ====

      The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                                At December 31,
                               ---------------------------------------------
                                 2000                1999             1998
                                 ----                ----             ----
                                                (In thousands)

3.01 to 5.00%..................$26,782             $36,591           $23,200
5.01 to 6.00%..................  5,997              14,250            31,364
6.01 to 7.00%.................. 42,370               7,445            11,229
7.01 to 8.00%..................  2,309                 207               214
                               -------             -------           -------
   Total.......................$77,458             $58,493           $66,007
                               =======             =======           =======
     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2000. Matured certificates, which have not been renewed as of December 31, 2000, have been allocated based upon certain rollover assumptions.

                                                                          Amounts at December 31, 2000
                                                 ----------------------------------------------------------------------------
                                                 One Year                 Two                  Three             Greater Than
                                                  or Less                Years                 Years              Three Years
                                                  -------                -----                 -----              -----------
                                                                                (In thousands)

3.01 to 5.00%...............................      $23,202              $ 2,385                $  284                $  911
5.01 to 6.00%...............................        2,672                2,160                   488                   677
6.01 to 7.00%...............................       35,458                6,276                   612                    24
7.01 to 8.00%...............................          541                1,429                   239                   100
                                                  -------              -------                ------                ------
   Total....................................      $61,873              $12,250                $1,623                $1,712
                                                  =======              =======                ======

     The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                            At December 31, 2000
         Maturity Period                                       (In thousands)
         Three months or less...............................       $14,507
         Greater than three months through six months.......         6,776
         Greater than six months through twelve months......         3,481
         Over twelve months.................................         2,944
                                                                   -------
              Total.........................................       $27,708
                                                                   =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            2000       Deposits     1999       1999       Deposits     1998       1998     Deposits
                                          --------      -----     -------   --------       -----      ------   --------      -----
                                                                       (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts......    $  9,170        7.0%   $  1,267   $  7,903         6.9%     $  (462) $  8,365        7.0%
   Savings accounts...................      21,208       16.3      (5,432)    26,640        23.3        4,262     2,378       19.0
   MMDA........................              7,310        5.6         424      6,886         6.0          (98)    6,984        5.9
   NOW accounts.......................      15,079       11.6         750     14,329        12.6          (88)   14,417       12.2
                                          --------      -----     -------   --------       -----      -------  --------      -----
     Total withdrawable...............      52,767       40.5      (2,991)    55,758        48.8        3,614    52,144       44.1
Certificates (original terms):
   I.R.A..............................       6,496        5.0        (395)     6,891         6.0         (359)    7,250        6.1
   3 months...........................          42        ---        (287)       329          .3           66       263         .2
   6 months...........................       2,521        1.9      (4,419)     6,940         6.1         (298)    7,238        6.1
   9 months...........................       6,876        5.3       5,851      1,025          .9       (2,027)    3,052        2.6
   12 months..........................      16,572       12.7       2,692     13,880        12.1        7,298     6,582        5.6
   15 months..........................       3,792        2.9      (2,803)     6,595         5.8      (12,179)   18,774       15.9
   18 months..........................       5,864        4.5       5,044        820          .7         (222)    1,042         .9
   24 months..........................       4,016        3.1       3,677        339          .3         (115)      454         .4
   30 months .........................       1,779        1.4      (2,941)     4,720         4.1        2,172     2,548        2.2
   36 months..........................         341         .3        (176)       517          .5          (85)      602         .5
   48 months..........................         368         .3        (121)       489          .4         (136)      625         .5
   60 months..........................       1,083         .8        (980)     2,063         1.8         (172)    2,235        1.9
   96 months..........................         ---        ---         ---        ---        ---          (219)      219         .2
Jumbo certificates....................      27,708       21.3      13,823     13,885        12.2       (1,238)   15,123       12.8
                                          --------      -----     -------   --------       -----      -------  --------      -----
   Total certificates.................      77,458       59.5      18,965     58,493        51.2       (7,514)   66,007       55.9
                                          --------      -----     -------   --------       -----      -------  --------      -----
Total deposits........................    $130,225      100.0%    $15,974   $114,251       100.0%     $(3,900) $118,151      100.0%
                                          ========      =====     =======   ========       =====      =======  ========      =====

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2000, the Bank had $13.0 million in FHLB advances and the Holding Company had $450,000 in other borrowed money consisting of a variable-rate one-year line of credit advance. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

         The following table presents certain information relating to the Holding Company's and the Bank's borrowings at or for the years ended December 31, 2000, 1999 and 1998.

                                                      At or for the Year
                                                      Ended December 31,
                                              --------------------------------
                                                2000         1999        1998
                                                ----         ----        ----
                                                     (Dollars in thousands)

FHLB Advances and Other Borrowed Money:
   Outstanding at end of period.............. $13,450       $6,500     $   270
   Average balance outstanding for period....   8,813        2,228       2,549
   Maximum amount outstanding at any
     month-end during the period.............  13,450        6,500       5,000
   Weighted average interest rate
     during the period.......................    5.67%        6.42%       6.28%
   Weighted average interest rate
     at end of period........................    6.42%        6.07%       6.63%

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

Employees

         As of December 31, 2000, the Bank employed 56 persons on a full-time basis and 6 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

                                   COMPETITION

         The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson County, Indiana. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain nonbanking consumer lenders that provide similar services in Jefferson County and which have significantly larger resources available to them than does the Bank. In total, there are 11 financial institutions located in Jefferson County, Indiana, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition and the complexity of its operations. The Bank's semi-annual assessment is approximately $27,000.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2000, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

         The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2000, the Bank's investment in stock of the FHLB of Indianapolis was $943,000. For the fiscal year ended December 31, 2000, the FHLB of Indianapolis paid approximately $78,000 in dividends to the Bank, for an annual rate of 8.25%.

         All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, cash or FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as additional security or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

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

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense during the three-month period ending September 30, 1996, and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to
 .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between BIF members and SAIF members since January 1, 2000.

           Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2000, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with either "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 2000 would not have been required to deduct any amounts from its total capital available to calculate its risk-based capital requirement. The OTS recently proposed an amendment to its interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk make a capital deduction.

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

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2000, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS also restricts the amount of "capital distributions" that may be made by savings associations. The regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution, and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Liquidity

         The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2000, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2000, the Bank was in compliance with its QTL requirement, with approximately 79.6% of its portfolio assets invested in QTIs.

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

                                    TAXATION

Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank can no longer use the percentage of taxable income method of computing its allowable tax bad debt deduction and instead must compute its allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code or (ii) excess dividends or distributions are paid out by the Bank or the Bank redeems its own stock.

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

         The Holding Company and the Bank elected to file a consolidated federal income tax return for 2000. The Bank was taxed separately on its earnings in years previous to 2000.

         The Holding Company has been taxed as an ordinary corporation in years previous to 2000.

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

Item 2.   Properties.

         The following table provides certain information with respect to the Bank's offices as of December 31, 2000.

                                                   Net Book Value
                                                    of Property,
                                        Year         Furniture,     Approximate
                                      Opened or     Fixtures and      Square
Description and Address               Acquired        Equipment       Footage
-----------------------               --------        ---------       -------
                                                 (Dollars in thousands)

Locations in Madison, Indiana
   Downtown Offices:

   233 E. Main Street.................  1952            $242           9,110
   Drive-Through Branch:
   401 E. Main Street.................  1984             111             375
   Hilltop Locations:
   303 Clifty Drive...................  1973             705           3,250
   430 Clifty Drive...................  1983           1,596           6,084
   Wal-mart Banking Center
   567 Ivy Tech Drive.................  1995               3             517
Locations in Hanover, Indiana

   10 Medical Plaza Drive.............  1995             160             656

         The following table provides certain information with respect to real estate owned by the Bank as of December 31, 2000. These properties were acquired by the Bank for future expansion of its banking operations.

                                     Address
                                     -------
                                     225 E. Main Street
                                     Madison, Indiana 47250
                                     227 E. Main Street
                                     Madison, Indiana 47250

         The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $374,000 at December 31, 2000.

         The Bank operates 6 automated teller machines ("ATMs"), one at each office location and one at Hanover College. The Bank's ATMs participate in the MAC(R) and MagicLine(R) networks.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2000.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                       Position with the               Position with
Name                   Holding Company                 the Bank
----                   ---------------                 --------
Matthew P. Forrester   President and Chief             President and Chief
                       Executive Officer               Executive Officer

Lonnie D. Collins      Secretary                       Secretary

Larry C. Fouse         Vice President of Finance       Vice President of Finance

Deanna Liter           Vice President of Data          Vice President of Data
                       Services                        Services

Barbara Eades          Assistant Vice President        Assistant Vice President

Loy Skirvin            Director of Human Resources     Director of Human
                                                       Resources

Mark A. Goley          Vice President - Lending        Vice President - Lending

         Matthew P. Forrester (age 44) has served as the Bank and Holding Company President and Chief Executive Officer since October, 1999. Prior to that Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

         Lonnie D. Collins (age 52) has served as Secretary of the Bank since September, 1994, and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October, 1975 and has served as the Bank's outside counsel since 1980.

         Larry C. Fouse (age 55) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens, and from 1989 to 1993, served as Citizens' Vice President and Operations Officer.

         Deanna Liter (age 37) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens' Data Processing Department.

         Barbara Eades (age 51) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

         Loy Skirvin (age 52) has served as Director of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

         Mark A. Goley (age 45) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "RIVR." Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders directly depends upon the ability of the Bank to pay dividends to the Holding Company and upon the earnings on its investment securities.

         Any dividend distributions by the Bank to the Holding Company in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income tax liability for the Bank. Moreover, the Bank may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

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

         Other information required by this item is incorporated by reference to the material under the heading "Market Price of the Corporation's Common Shares and Related Shareholder Matters" on pages 2 and 3 of the Holding Company's 2000 Shareholder Annual Report (the "Shareholder Annual Report").

Item 5.5.     Selected Consolidated Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 4 and 5 of the Shareholder Annual Report.

Item 6.       Management's  Discussion and Analysis or Plan of Operation.

         The information required by this item is incorporated by reference to pages 6 through 18 of the Shareholder Annual Report.

Item 6A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 13 through 15 of the Shareholder Annual Report.

Item 7.       Financial Statements.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 19 through 42 in the Shareholder Annual Report are incorporated herein by reference.

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
River Valley Bancorp

We have audited the accompanying consolidated statement of financial condition of River Valley Bancorp as of December 31, 1999, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of River Valley Bancorp as of December 31, 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Cincinnati, Ohio
February 16, 2000

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On May 18, 2000, the Holding Company engaged the accounting firm of Olive LLP to examine the consolidated financial statements of the Holding Company for the fiscal year ending December 31, 2000. This action was taken following a recommendation of the Holding Company's Audit Committee to the Board of Directors to take such action and the approval of the change in auditors by the Board of Directors. Grant Thornton LLP, which had acted as the independent public accountant for the Holding Company since 1996 and audited its consolidated financial statements for 1998 and 1999, was notified of the Holding Company's decision.

         The audit reports issued by Grant Thornton LLP with respect to the Holding Company's consolidated financial statements for 1998 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During 1998 and 1999 (and any subsequent interim period), there had been no disagreements between the Holding Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report. Moreover, none of the events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during 1998 or 1999 or any subsequent interim period.

         Prior to its engagement, Olive LLP had not been consulted by the Holding Company as to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Holding Company's financial statements.

         Pursuant to Item 304 of Regulation S-B, the Company provided a copy of its Current Report on Form 8-K announcing the change in the Company's Certifying Accountant, which was filed with the Commission on May 18, 2000, to Olive LLP for review. A letter from Grant Thornton LLP indicating that it agrees with the statements made by the Company therein is incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, filed with the Commission on May 31, 2000.

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 and page 9 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held April 18, 2001 (the "2001 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 10.      Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 through 6 of the 2001 Proxy Statement.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 1 and 2 of the 2001 Proxy Statement.

Item 12.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 8 of the 2001 Proxy Statement.

Item 13.      Exhibits and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:
                                                                   Annual Report
         Financial Statements                                         Page No.

         Independent Auditor's Report.....................................19

         Consolidated Balance Sheets

         at December 31, 2000 and 1999....................................20

         Consolidated Statements of Income for the

         Years Ended December 31, 2000, 1999 and 1998.....................21

         Consolidated Statements of Comprehensive Income for the Years

         Ended December 31, 2000, 1999 and 1998...........................22

         Consolidated Statements of Stockholders'
         Equity for the Years Ended December 31, 2000, 1999 and 1998......23

         Consolidated Statements of Cash Flows for the Years

         Ended December 31, 2000, 1999 and 1998...........................24

         Notes to Consolidated Financial Statements.......................25

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RIVER VALLEY BANCORP



Date:  March 30, 2001                    By: /s/ Matthew P. Forrester
                                            ------------------------------------
                                            Matthew P. Forrester, President and
                                            Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                          Title                  Date
     ----------                          -----                  ----

(1)  Principal Executive Officer:



      /s/ Matthew P. Forrester                         )
     ------------------------------                    )
     Matthew P. Forrester             President and    )
                                      Chief Executive  )
                                      Officer          )
                                                       )
                                                       )
(2)  Principal Financial and                           )
     Accounting Officer:                               )
                                                       )
                                                       )
     /s/ Larry C. Fouse               Treasurer        )
     ------------------------------                    )
     Larry C. Fouse                                    )
                                                       )
                                                       )     March 30, 2001
                                                       )
(3)  The Board of Directors:                           )
                                                       )
                                                       )
     /s/ Robert W. Anger              Director         )
     ------------------------------                    )
     Robert W. Anger                                   )
                                                       )
                                                       )
     /s/ Jonnie L. Davis              Director         )
     ------------------------------                    )
     Jonnie L. Davis                                   )
                                                       )
                                                       )
     /s/ Matthew P. Forrester         Director         )
     ------------------------------                    )
     Matthew P. Forrester                              )
                                                       )
                                                       )
      /s/ Michael J. Hensley          Director         )
     ------------------------------                    )
     Michael J. Hensley                                )
                                                       )
                                                       )
     /s/ Earl W. Johann               Director         )     March 30, 2001
     ------------------------------                    )
     Earl W. Johann                                    )
                                                       )
                                                       )
     /s/ Fred W. Koehler              Director         )
     ------------------------------                    )
     Fred W. Koehler                                   )
                                                       )

                                  EXHIBIT INDEX

Exhibit No.                              Description                        Page
-----------                              -----------                        ----
    3 (1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration
               Statement on Form S-1 (Registration No. 333-05121) (the "Registration Statement")

      (2) Registrant's Amended Code of By-Laws are incorporated by reference to Exhibit 3(2) to the Registrant's Form 10-K for the fiscal year ending December 31, 1997

   10 (1) Employment Agreement between River Valley Financial Bank and Matthew P. Forrester is incorporated by reference to Exhibit 10(1) of Registrant's Form 10-K for 1999

      (2) Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10(8) to the Registration Statement

      (3) Director Deferred Compensation Joinder Agreement -- Robert W. Anger is incorporated by reference to Exhibit 10(10) to the Registration Statement

      (4) Director Deferred Compensation Joinder Agreement -- Earl W. Johann is incorporated by reference to Exhibit 10(12) to the Registration Statement

      (5) Director Deferred Compensation Joinder Agreement -- Frederick W. Koehler is incorporated by reference to
               Exhibit 10(13) to the Registration Statement

      (6) Director Deferred Compensation Joinder Agreement -- Michael Hensley is incorporated by reference to Exhibit 10(15) to the Registration Statement

      (7) Special Termination Agreement between River Valley Financial Bank, as successor to Madison First Federal Savings and Loan Association and Robert W. Anger is incorporated by reference to Exhibit 10(18) to the Registration Statement

      (8) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Larry Fouse is incorporated by reference to Exhibit 10(20) to the Registration Statement

      (9) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Mark Goley is incorporated by reference to Exhibit 10(21) to the Registration Statement

      (10) Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

   13          Shareholder Annual Report

   16          Letter  regarding  change in  certifying  accountant is
               incorporated   by   reference  to  Exhibit  16  to  the
               Registrant's Form 8-K/A filed May 31, 2000

   21          Subsidiaries of the Registrant

   23 (1)      Consent of Olive LLP

      (2)      Consent of Grant Thornton LLP