Form 10QSB
period 2001-03-31
RIVER VALLEY BANCORP
filed 2001-05-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission file number: 0-21765

                              RIVER VALLEY BANCORP
        (Exact name of small business issuer as specified in its charter)

              Indiana                                35-1984567
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification Number)

                                430 Clifty Drive
                             Madison, Indiana 47250
                    (Address of principal executive offices)

                                 (812) 273-4949
                           (Issuer's telephone number)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                          No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 2, 2001, there were 853,100 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Condensed Balance Sheet                             3

          Consolidated Condensed Statement of Income                       4

          Consolidated Condensed Statement of Comprehensive Income         5

          Consolidated Condensed Statement of Cash Flows                   6

          Notes to Unaudited Consolidated Condensed Financial Statements   7

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Resultsof Operations.                                8

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                           10
Item 2.       Changes in Securities                                       10
Item 3.       Defaults Upon Senior Securities                             10
Item 4.       Submission of Matters to a Vote of Security Holders         10
Item 5.       Other Information                                           10
Item 6.       Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                March 31,           December 31,
                                                                     2001                 2000
                                                             --------------------- --------------------
                                                              (In Thousands, Except Share Amounts)
  Assets
       Cash and due from banks                                       $     3,375              $  3,361
       Interest-bearing demand deposits                                    4,041                 3,021
                                                             --------------------- --------------------
           Cash and cash equivalents                                       7,416                 6,382
       Investment securities available for sale                            9,235                 7,247
       Loans                                                             148,907               142,672
           Allowance for loan losses                                       1,774                 1,702
                                                             --------------------- --------------------
                Net Loans                                                147,133               140,970
       Premises and equipment                                              3,377                 2,817
       Federal Home Loan Bank stock                                          943                   943
       Interest receivable                                                 1,309                 1,468
       Other assets                                                        2,127                 2,303
                                                             --------------------- --------------------
                  Total assets                                        $  171,540             $ 162,130
                                                             ===================== ====================
  Liabilities
       Deposits
           Noninterest-bearing                                      $      9,160              $  9,170
           Interest-bearing                                              130,109               121,055
                                                            --------------------- --------------------
                Total deposits                                           139,269               130,225
       Borrowings                                                         13,450                13,450
       Interest payable                                                      566                   598
       Other liabilities                                                     893                   673
                                                            --------------------- --------------------
           Total liabilities                                             154,178               144,946
                                                            --------------------- --------------------
  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued - 1,190,250 shares
       Additional paid-in capital                                         11,365                11,349
       Retained earnings                                                  11,190                10,882
       Shares acquired by stock benefit plans                               (702)                 (734)
       Less 334,576 and 321,376 treasury shares, at cost                  (4,566)               (4,343)
       Accumulated other comprehensive income                                 75                    30
                                                                 --------------------- --------------------
           Total shareholders' equity                                     17,362                17,184
                                                                 --------------------- --------------------

           Total liabilities and shareholders' equity                 $  171,540             $ 162,130
                                                                 ===================== ====================


  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ------------------ -------------------
                                                                                               2001                2000
                                                                                         ------------------ -------------------
                                                                                         (In Thousands, Except Share Amounts)
Interest Income
     Loans receivable                                                                        $  2,964           $  2,316
     Investment securities                                                                        128                125
     Interest-earning deposits and other                                                           81                 99
                                                                                         ------------------ -------------------
         Total interest income                                                                  3,173              2,540
                                                                                         ------------------ -------------------
Interest Expense
     Deposits                                                                                   1,501              1,159
     Borrowings                                                                                   203                 83
                                                                                         ------------------ -------------------
         Total interest expense                                                                 1,704              1,242
                                                                                         ------------------ -------------------

Net Interest Income                                                                             1,469              1,298
     Provision for loan losses                                                                     90                 13
                                                                                         ------------------ -------------------
Net Interest Income After Provision for Loan Losses                                             1,379              1,285
                                                                                         ------------------ -------------------

Other Income
     Service fees and charges                                                                     206                198
     Net gains on loan sales                                                                       56                 12
     Other income                                                                                  10                 67
                                                                                         ------------------ -------------------
         Total other income                                                                       272                277
                                                                                         ------------------ -------------------

Other Expenses
     Salaries and employee benefits                                                               533                514
     Net occupancy and equipment expenses                                                         141                134
     Data processing fees                                                                          43                 26
     Advertising                                                                                   39                 43
     Legal and professional fees                                                                   47                 28
     Other expenses                                                                               206                188
                                                                                         ------------------ -------------------
         Total other expenses                                                                   1,009                933
                                                                                         ------------------ -------------------

Income Before Income Tax                                                                          642                629
     Income tax expense                                                                           247                248
                                                                                         ------------------  -------------------

Net Income                                                                                    $   395           $    381
                                                                                         ================== ===================

Basic earnings per share                                                                        $ .48               $.44

Diluted earnings per share                                                                        .48                .44


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ------------------ ------------------
                                                                                      2001               2000
                                                                                ------------------ ------------------
                                                                                           (In Thousands)

  Net income                                                                             $ 395              $ 381
  Other comprehensive income, net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains arising during the period, net of tax
            expense of $30 and $4.                                                          45                  8
                                                                                ------------------ ------------------
   Comprehensive income                                                                  $ 440              $ 389
                                                                                ================== ==================

See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2001                2000
                                                                                         -------------------- -------------------
  Operating Activities                                                                               (In Thousands)

       Net income                                                                               $  395              $   381
       Adjustments to reconcile net income to net cash provided (used) by  operating activities
         Provision for loan losses                                                                  90                   13
         Depreciation and amortization                                                              86                   59
         Amortization of goodwill                                                                    2                    2
         Investment securities accretion, net                                                       (2)                 (26)
         Loans originated for sale in the secondary market                                      (3,247)                (728)
         Proceeds from sale of loans in the secondary market                                     3,269                  733
         Gain on sale of loans                                                                     (22)                  (5)
         Amortization of deferred loan origination cost                                             35                   26
         Amortization of expense related to stock benefit plans                                     48
         Gain on sale of premises and equipment                                                                         (42)
         Capitalized interest on construction                                                      (14)
         Net change in:
           Interest receivable                                                                     159                   (7)
           Interest payable                                                                        (32)                   2
         Other adjustments                                                                         347                  154
                                                                                         -------------------- -------------------
                Net cash provided  by operating activities                                       1,114                  562
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                               (4,002)              (1,900)
       Proceeds from maturities of securities available for sale                                    91                4,089
       Proceed from sales of securities available for sale                                       2,000
       Proceeds from maturities of securities held to maturity                                                        1,204
       Net change in loans                                                                      (6,288)              (7,315)
       Purchases of premises and equipment                                                        (632)                 (23)
       Premiums on life insurance                                                                  (95)
       Proceeds from sale of premises and equipment                                                                      56
                                                                                         -------------------- -------------------
                Net cash used by investing activities                                           (8,926)              (3,889)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                       (352)               1,840
          Certificates of deposit                                                                9,396                6,114
       Proceeds from borrowings                                                                 14,000                  350
       Repayment of borrowings                                                                 (14,000)              (3,000)
       Cash dividends                                                                                                   (82)
       Purchase of stock                                                                          (223)                (606)
       Advances by borrowers for taxes and insurance                                                25                   20
                                                                                         -------------------- -------------------
                Net cash provided  by financing activities                                       8,846                4,636
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                        1,034                1,309

  Cash and Cash Equivalents, Beginning of Period                                                 6,382                8,052
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                                     $ 7,416             $  9,361
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                           $ 1,736             $  1,240
       Income tax paid                                                                               0                  136

  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
         Notes to Unaudited Consolidated Condensed Financial Statements


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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire year.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiary, the Bank and the Bank's subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                             Three Months Ended                             Three Months Ended
                                               March 31, 2001                                  March 31, 2000
                                               --------------                                  --------------
                                                   Weighted          Per                            Weighted       Per
                                                   Average          Share                           Average        Share
                                      Income       Shares          Amount            Income          Shares        Amount
                                      ------       ------          ------            ------          ------        ------
     Basic earnings per share
       Income available to
       common shareholders             $ 395      818,937           $ .48            $ 381         870,903         $ .44
                                                                 ==========                                     ==========

     Effect of dilutive RRP                                                                            ---
     awards and stock options                      11,854
                                      ----------------------                        ------------------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                      $ 395       830,791           $ .48            $ 381         870,903         $ .44
                                     =====================================          ========================================

Note 4: Reclassifications

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the March 31, 2001 presentation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Financial Condition

At March 31, 2001, the Corporation's consolidated assets totaled $171.5 million, an increase of $9.4 million, or 5.8%, from December 31, 2000. The increase in assets resulted primarily from an increase in net loans receivable of $6.2 million and an increase of approximately $2.0 million in investments, which was funded by an increase in deposits of $9.0 million.

Liquid assets (i.e., cash and interest-earning deposits) increased by $1.0 million from December 31, 2000 levels, to a total of $7.4 million at March 31, 2001. Investment securities increased by $2.0 million, or 27.4%, to a total of $9.2 million at March 31, 2001 due to the increase in deposits.

Net loans receivable were $147.1 million at March 31, 2001, an increase of $6.2 million, or 4.4%, from $140.9 million at December 31, 2000.

The Corporation's consolidated allowance for loan losses totaled $1.7 million and $1.8 million on December 31, 2000 and March 31, 2001, respectively, which represented 1.2% of total loans at both dates. Nonperforming loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $621,000 and $998,000 at December 31, 2000 and March 31, 2001, respectively. Although management believes that its allowance for loan losses at March 31, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $139.3 million at March 31, 2001, an increase of $9.0 million, or 6.9%, compared to total deposits at December 31, 2000. The growth for the three-month period resulted from the marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $13.0 million at both March 31, 2001 and December 31, 2000. These advances had a positive effect on the bottom line during the first quarter of 2001 due to a decline in their interest rates. More than half of the advances outstanding at December 31, 2000 matured during the first quarter of 2001 and were renewed at rates below 5.0%.

Stockholders' equity totaled $17.4 million at March 31, 2001, an increase of $178,000, or 1.0%, from $17.2 million at December 31, 2000. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2001, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2001 and
2000

General

The Corporation's net earnings for the three months ended March 31, 2001, totaled $395,000, an increase of $14,000 or 3.7% from the $381,000 reported for the quarter ended March 31, 2000. The increase in income in the 2001 period was primarily attributable to a increase in net interest income of $171,000, which was partially offset by an increase in the provision for loan losses of $77,000 and an increase in other expenses of $76,000.

Net Interest Income

Total interest income for the three months ended March 31, 2001 amounted to $3.2 million, an increase of $633,000, or 24.9%, over the comparable quarter in 2000, reflecting the effects of an increase in average interest-earning assets outstanding.

Interest expense on deposits increased by $342,000, or 29.5%, to a total of $1.5 million for the quarter ended March 31, 2001, due primarily to an increase in the average cost of deposits, and by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $203,000 for the three months ended March 31, 2001, an increase of $120,000, from the comparable period in 2000. The increase resulted primarily from an increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $171,000 or 13.2%, for the three months ended March 31, 2001, as compared to the comparable period in 2000. This increase was due to the increase in volume of average interest earning assets offset in part by the increase in average interest bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $90,000 provision for losses on loans for the three months ended March 31, 2001, compared to the $13,000 amount recorded in the 2000 period. The 2001 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of nonperforming loans year-to-year. While management believes that the allowance for losses on loans is adequate at March 31, 2001, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $5,000, or 1.8%, for the three months ended March 31,2001, as compared to the same period in 2000, due primarily to the fact that the first quarter of 2000 included a gain of $42,000 on the sale of office premises.

Other Expense

Other expense increased by $76,000, or 8.1%, during the three months ended March 31, 2001, as compared to the same period in 2000. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.


Income Taxes

The provision for income taxes totaled $247,000 for the three months ended March 31, 2001, a decrease of $1,000, or .4%, as compared to the same period in 2000. The effective tax rates amounted to 38.5% and 39.4% for the three months ended March 31, 2001 and 2000, respectively.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RIVER VALLEY BANCORP

Date:         May 14, 2001          By: /s/ Matthew P. Forrester
              ------------              --------------------------------
                                        Matthew P. Forrester
                                        President and Chief Executive Officer

Date:         May 14, 2001          By: /s/ Larry C. Fouse
              ------------              --------------------------------
                                        Larry C. Fouse
                                        Vice President of Finance