Form 10QSB
period 2001-06-30
RIVER VALLEY BANCORP
filed 2001-08-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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

Yes [  ]            No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 8, 2001 - 822,681 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheet                            3

            Consolidated Condensed Statement of Income                      4

            Consolidated Condensed Statement of Comprehensive Income        5

            Consolidated Condensed Statement of Cash Flows                  6

            Notes to Unaudited Consolidated Condensed Financial Statements  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                        8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12
Item 2.   Changes in Securities                                            12
Item 3.   Defaults Upon Senior Securities                                  12
Item 4.   Submission of Matters to a Vote of Security Holders              12
Item 5.   Other Information                                                12
Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                    June 30,           December 31,
                                                                      2001                 2000
                                                              ------------------------------------------
                                                                (In Thousands, Except Share Amounts)
Assets
   Cash and due from banks                                       $      3,498               $ 3,361
   Interest-bearing demand deposits                                     7,108                 3,021
                                                              ------------------------------------------
       Cash and cash equivalents                                       10,606                 6,382
   Investment securities available for sale                             9,318                 7,247
   Loans                                                              154,129               142,672
       Allowance for loan losses                                        1,799                 1,702
                                                              ------------------------------------------
            Net Loans                                                 152,330               140,970
   Premises and equipment                                               4,368                 2,817
   Federal Home Loan Bank stock                                         1,150                   943
   Interest receivable                                                  1,439                 1,468
   Other assets                                                         2,395                 2,303
                                                              ------------------------------------------
           Total assets                                           $   181,606              $162,130
                                                              ==========================================


 Liabilities
   Deposits
       Non-interest-bearing                                       $    12,139              $  9,170
       Interest-bearing                                               131,534               121,055
                                                              ------------------------------------------
            Total deposits                                            143,673               130,225
   Borrowings                                                          18,850                13,450
   Interest payable                                                       706                   598
   Other liabilities                                                      959                   673
                                                              ------------------------------------------
       Total liabilities                                              164,188               144,946
                                                              ------------------------------------------

 Commitments and Contingencies

 Shareholders' Equity
   Preferred stock,  without par value
       Authorized and unissued - 2,000,000 shares
   Common stock, without par value
       Authorized - 5,000,000 shares
       Issued and outstanding - 829,981 and 868,874 shares
   Additional paid-in capital                                           7,796                 8,135
   Retained earnings                                                   10,146                 9,753
   Shares acquired by stock benefit plans                                (609)                (734)
   Accumulated other comprehensive income                                  85                    30
                                                              ------------------------------------------
       Total shareholders' equity                                      17,418                17,184
                                                              ------------------------------------------

       Total liabilities and shareholders' equity                  $  181,606              $162,130
                                                              ==========================================

  See notes to consolidated condensed financial statements.

                                                         RIVER VALLEY BANCORP
                                              Consolidated Condensed Statement of Income
                                                              (Unaudited)




                                                            Six Months Ended            Three Months Ended
                                                                June 30,                     June 30,
                                                         --------------------------------------------------------
                                                              2001          2000        2001           2000
                                                         --------------------------------------------------------
Interest Income                                                    (In Thousands, Except Share Amounts)
     Loans receivable                                        $ 6,064      $ 4,782        3,100        $  2,466
     Investment securities                                       251          210          123              85
     Interest-earning deposits and other                         147          188           66              89
                                                          -------------------------------------------------------
         Total interest income                                 6,462        5,180        3,289           2,640
                                                          -------------------------------------------------------

Interest Expense
     Deposits                                                  3,002        2,373        1,501           1,214
     Borrowings                                                  447          157          244              74
                                                          -------------------------------------------------------
         Total interest expense                                3,449        2,530        1,745           1,288
                                                          -------------------------------------------------------

Net Interest Income                                            3,013        2,650        1,544           1,352
     Provision for loan losses                                   200          57           110              44
                                                          -------------------------------------------------------
Net Interest Income After Provision for Loan Losses            2,813        2,593        1,434           1,308
                                                          -------------------------------------------------------

Other Income
     Loss on investment securities                                (1)          (4)          (1)
     Service fees and charges                                    441          430          235             186
     Net gains on loan sales                                     217           24          161              12
     Other income                                                 16           76            6              51
                                                          -------------------------------------------------------
         Total other income                                      673          526          401             249
                                                          -------------------------------------------------------

Other Expenses
     Salaries and employee benefits                            1,063          995          530             481
     Net occupancy and equipment expenses                        278          287          137             153
     Data processing fees                                         84           64           41              38
     Advertising                                                  94           87           55              44
     Legal and professional fees                                  93           70           46              43
     Other expenses                                              453          346          247             157
                                                          -------------------------------------------------------
         Total other expenses                                  2,065        1,849        1,056             916
                                                          -------------------------------------------------------

Income Before Income Tax                                       1,421        1,270          779             641
     Income tax expense                                          547          483          300             235
                                                          -------------------------------------------------------

Net Income                                                   $   874      $   787       $  479        $    406
                                                          ======================================================

Basic earnings per share                                     $  1.08      $   .91       $  .60        $    .47
Diluted earnings per share                                      1.06          .91          .59             .47


See notes to consolidated condensed financial statements.

                                                        RIVER VALLEY BANCORP
                                      Consolidated Condensed Statement of Comprehensive Income
                                                             (Unaudited)




                                                                             Six Months Ended            Three Months Ended
                                                                                 June 30,                     June 30,
                                                                       --------------------------------------------------------
                                                                           2001           2000           2001         2000
                                                                       --------------------------------------------------------
                                                                                            (In Thousands)
Net income                                                                $ 874          $ 787          $ 479        $ 406
Other comprehensive income, net of tax
      Unrealized gains on securities available for sale
          Unrealized holding gains arising during the period, net of
          tax expense of $36, $3, $7 and $0.                                 55              6             10            1
          Less: Reclassification adjustment for losses included
          in net income, net of tax benefit of $1.                                          (3)
                                                                      ---------------------------------------------------------
                                                                             55              9             10            1
                                                                      ---------------------------------------------------------
Comprehensive income                                                      $ 929          $ 796          $ 489        $ 407
                                                                      =========================================================


See notes to consolidated condensed financial statements.

                                                        RIVER VALLEY BANCORP
                                           Consolidated Condensed Statement of Cash Flows
                                                             (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       ----------------------------------------
                                                                                              2001                2000
                                                                                       ----------------------------------------
Operating Activities                                                                               (In Thousands)
   Net income                                                                                  $874                $ 787
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                                  200                   57
     Depreciation and amortization                                                              169                  117
     Amortization of goodwill                                                                     3                    3
     Investment securities accretion, net                                                        (2)                 (24)
     Investment securities losses                                                                 1                    4
     Loans originated for sale in the secondary market                                      (13,953)              (1,429)
     Proceeds from sale of loans in the secondary market                                     14,036                1,443
     Gain on sale of loans                                                                      (83)                 (14)
     Amortization of deferred loan origination cost                                              70                   45
     Amortization of expense related to stock benefit plans                                     159                  120
     Gain on sale of premises and equipment                                                      (2)                 (42)
         Capitalized interest on construction                                                   (37)
     Net change in:
          Interest receivable                                                                    29                 (129)
          Interest payable                                                                      108                   68
     Other adjustments                                                                          145                  158
                                                                                       ----------------------------------------
            Net cash provided by operating activities                                         1,717                1,164
                                                                                       ----------------------------------------

Investing Activities
   Purchases of securities available for sale                                                (8,262)              (2,961)
   Proceeds from maturities of securities available for sale                                  3,156                4,919
   Proceeds from sale of securities available for sale                                        3,127                  569
   Proceeds from maturities of securities held to maturity                                                         1,204
   Purchase of Federal Home Loan Bank stock                                                    (207)
   Net change in loans                                                                      (11,630)             (13,671)
   Premiums paid on life insurance                                                              (95)                (216)
   Purchases of premises and equipment                                                       (1,683)                (129)
   Proceeds from sale of premises and equipment                                                   2                   56
                                                                                       ----------------------------------------
            Net cash used by investing activities                                           (15,592)             (10,229)
                                                                                       ----------------------------------------

Financing Activities
   Net change in
      Noninterest-bearing, interest-bearing demand and savings deposits                       9,316                 (842)
      Certificates of deposit                                                                 4,132                8,626
   Proceeds from borrowings                                                                  24,400                6,350
   Repayment of borrowings                                                                  (19,000)              (6,000)
   Cash dividends                                                                               (87)                (153)
   Purchase of stock                                                                           (686)                (606)
   Stock options exercised                                                                       15
   Advances by borrowers for taxes and insurance                                                  9                    4
                                                                                       ----------------------------------------
            Net cash provided by financing activities                                        18,099                7,379
                                                                                       ----------------------------------------

Net Change in Cash and Cash Equivalents                                                       4,224               (1,690)

Cash and Cash Equivalents, Beginning of Period                                                6,382                8,052
                                                                                       ----------------------------------------

Cash and Cash Equivalents, End of Period                                                    $10,606             $  6,362
                                                                                       ========================================

Additional Cash Flows and Supplementary Information
   Interest paid                                                                             $3,341             $  2,462
   Income tax paid                                                                              463                  386
   Investment securities held to maturity transferred to available for sale                       -                1,934


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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

                                              Six Months Ended                               Six Months Ended
                                                June 30, 2001                                  June 30, 2000
                                                -------------                                  -------------
                                                  Weighted          Per                            Weighted        Per
                                                   Average         Share                            Average       Share
                                      Income       Shares          Amount           Income          Shares        Amount
                                      ------       ------          ------           ------          ------        ------
                                                              (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders            $ 874        809,254         $1.08             $787           866,000       $ .91
                                                                ===========                                     ==========

     Effect of dilutive RRP
     awards and stock options                       12,994
                                   --------------------------                ---------------------------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                      $ 874        822,248        $ 1.06             $787           866,000       $ .91
                                   ========================================  =============================================




                                             Three Months Ended                             Three Months Ended
                                                June 30, 2001                                  June 30, 2000
                                                -------------                                  -------------
                                                  Weighted          Per                            Weighted        Per
                                                   Average         Share                            Average       Share
                                      Income       Shares          Amount           Income          Shares        Amount
                                      ------       ------          ------           ------          ------        ------
                                                              (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders             $479        798,702         $ .60             $406           861,096       $ .47
                                                                ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                       14,135
                                   --------------------------                ---------------------------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                       $479        812,837         $ .59             $406           861,096       $ .47
                                   ========================================  =============================================



Note 4: Reclassifications

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the June 30, 2001 presentation.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.


Financial Condition

At June 30, 2001, the Corporation's assets totaled $181.6 million, an increase of $19.5 million, or 12.0%, from December 31, 2000. The increase in assets resulted primarily from an increase in net loans receivable. Liquid assets (i.e., cash and interest earning deposits) increased by $4.2 million from December 31, 2000 levels, to a total of $10.6 million at June 30, 2001. Investment securities increased by $2.1 million, or 28.6 %, to a total of $9.3 million at June 30, 2001. Net loans receivable were $152.3 million at June 30, 2001, an increase of $11.3 million, or 8.0% from $141.0 million at December 31, 2000. These increases were funded by an increase in deposits of $13.5 million.

The Corporation's consolidated allowance for loan losses totaled $1.7 million and $1.8 million on December 31, 2000 and June 30, 2001, respectively, which represented 1.2 % of total loans at both dates. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $621,000 and $611,000 at December 31, 2000 and June 30, 2001, respectively. Although management believes that its allowance for loan losses at June 30, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $143.7 million at June 30, 2001, and increase of $13.5 million, or 10.3 %, compared to total deposits at December 31, 2000. The growth for the six-month period resulted from the marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $13.0 million at December 31, 2000 and $18.0 million on June 30, 2001. These advances had a positive effect on the bottom line during the first and second quarters due to a decline in their interest rates. The average cost of Federal Home Loan Bank advances at June 30, 2001 was 5.56%.

Stockholders' equity totaled $17.4 at June 30, 2001, an increase of $200,000, or
1.2 % from $17.2 million at December 31, 2000. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2001, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

General

The Corporation's net income for the six months ended June 30, 2001, totaled $874,000, an increase of $87,000 or 11.1% from the $787,000 reported for the period ended June 30, 2000. The increase in income in the 2001 period was primarily attributable to a increase in net interest income of $363,000, which was partially offset by an increase in the provision for loan losses of $143,000 and an increase in other expenses of $216,000.

Net Interest Income

Total interest income for the six months ended June 30, 2001 amounted to $6.5 million, an increase of $1.3 million, or 24.7%, over the comparable period in 2000, reflecting the effects of an increase in average interest-earning assets outstanding.

Interest expense on deposits increased by $629,000, or 26.5%, to a total of $3.0 million for the six months ended June 30, 2001, due primarily to an increase in the average cost of deposits, and by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $447,000 for the six months ended June 30, 2001, an increase of $290,000, from the comparable period in 2000. The increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $363,000 or 13.7%, for the six months ended June 30, 2001, as compared to the comparable period in 2000. This increase was due to the increase in volume of average interest earning assets offset in part by the increase in average interest bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $200,000 provision for losses on loans for the six months ended June 30, 2001, compared to the $57,000 amount recorded in the 2000 period. The 2001 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2001, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $147,000, or 27.9% for the six months ended June 30, 2001, as compared to the same period in 2000, due primarily to the fact that the gain on sale of loans increased by $193,000. The Bank sold loans of approximately $14.0 million during the six months ended June 30, 2001.

Other Expense

Other expense increased by $216,000, or 11.7%, during the six months ended June 30, 2001 as compared to the same period in 2000. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $547,000 for the six months ended June 30, 2001, an increase of $64,000, or 13.3%, as compared to the same period in 2000. The effective tax rates amounted to 38.5% and 38.0% for the six months ended June 30, 2001 and 2000, respectively.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2001 and
2000

General

The Corporation's net income for the three months ended June 30, 2001, totaled $479,000, an increase of $73,000, or 18.0%, from the $406,000 of net income reported in the comparable 2000 period. The increase in earnings in the 2001 period was primarily attributable to an increase in net interest income of $192,000 and an increase in other income of approximately $152,000.

Net Interest Income

Total interest income for the three months ended June 30, 2001 amounted to $3.3 million, an increase of $649,000, or 24.6%, from the comparable quarter in 2000, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans totaled $3.1 million for the three months ended June 30, 2001, an increase of $634,000, or 25.7%, from the comparable 2000 quarter.

Interest expense on deposits increased by $287,000, or 23.6%, to a total of $1.5 million for the quarter ended June 30, 2001, due primarily to an increase in the average cost of deposits and an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $244,000 for the three months ended June 30, 2001, an increase of $170,000 over the comparable quarter in 2000. The increase resulted from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $192,000, or 14.2%, for the three months ended June 30, 2001, as compared to the same quarter in 2000. This increase was due to the increase in volume of average interest earning assets offset in part by an increase in average interest bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $110,000 provision for losses on loan for the three months ended June 30, 2001, compared to the $44,000 recorded in the 2000 period. While management believes that the allowance for losses on loans is adequate at June 30, 2001, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $152,000, or 61.0%, for the three months ended June 30, 2001, as compared to the same period in 2000, due primarily to a $49,000, or 26.3%, increase in service fees and charges coupled with an increase of $149,000 in gains on sale of loans. The Bank sold loans of approximately $10.7 million during the second quarter of 2001.

Other Expense

Other expenses increased by $140,000, or 15.3%, during the three months ended June 30, 2001, compared to the same period in 2000. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $300,000 for the three months ended June 30, 2001, an increase of $65,000, or 27.7%, as compared to the same period in 2000. This increase resulted primarily from an increase in net income before income taxes of $138,000, or 21.5%. The effective tax rates amounted to 38.5% and 36.7% for the three months ended June 30, 2001 and 2000, respectively.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          On April 18, 2001, the Annul Meeting of the Corporation's shareholders was held. Three directors were elected to the following terms and by the following votes:

                                                     For          Votes Withheld
                                                     ---          --------------
          Jonnie L. Davis (three-year term)         719,675            87,525
          Charles J. McKay (three-year term)        720,519            86,681
          Earl W. Johann (one-year term)            720,523            86,677

          Directors continuing in office are Michael J. Hensley, Fred W. Koehler, Robert W. Anger and Matthew P. Forrester.


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

               (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RIVER VALLEY BANCORP

Date:     August 13, 2001              By: /s/ Matthew P. Forrester
                                       -----------------------------------------
                                           Matthew P. Forrester
                                           President and Chief Executive Officer

Date:     August  13, 2001             By: /s/ Larry C. Fouse
                                       -----------------------------------------
                                           Larry C. Fouse
                                           Vice President of Finance