Form 10QSB
period 2001-09-30
RIVER VALLEY BANCORP
filed 2001-11-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________

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

Yes [    ]                          No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 9, 2001 - 805,861 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Condensed Balance Sheet                               3

            Consolidated Condensed Statement of Income                         4

            Consolidated Condensed Statement of Comprehensive Income           5

            Consolidated Condensed Statement of Cash Flows                     6

            Notes to Unaudited Consolidated Condensed Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                             8

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                     13
Item 2. Changes in Securities                                                 13
Item 3. Defaults Upon Senior Securities                                       13
Item 4. Submission of Matters to a Vote of Security Holders                   13
Item 5. Other Information                                                     13
Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    14

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                 September 30,         December 31,
                                                                      2001                 2000
                                                              --------------------- --------------------
                                                                (In Thousands, Except Share Amounts)
  Assets
       Cash and due from banks                                  $      3,293           $     3,361
       Interest-bearing demand deposits                                2,915                 3,021
                                                              -------------------- ---------------------
           Cash and cash equivalents                                   6,208                 6,382
       Investment securities available for sale                       10,951                 7,247
       Loans                                                         160,754               142,672
           Allowance for loan losses                                   1,871                 1,702
                                                              -------------------- ---------------------
                Net Loans                                            158,883               140,970
       Premises and equipment                                          5,000                 2,817
       Federal Home Loan Bank stock                                    1,150                   943
       Interest receivable                                             1,575                 1,468
       Other assets                                                    2,346                 2,303
                                                              -------------------- ---------------------
            Total assets                                          $  186,113            $  162,130
                                                              ==================== =====================

  Liabilities
       Deposits
           Non-interest-bearing                                  $    10,377          $      9,170
           Interest-bearing                                          136,084               121,055
                                                              -------------------- ---------------------
                Total deposits                                       146,461               130,225
       Borrowings                                                     20,450                13,450
       Interest payable                                                  598                   598
       Other liabilities                                               1,105                   673
                                                              -------------------- ---------------------
           Total liabilities                                         168,614               144,946
                                                              -------------------- ---------------------




  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 805,861 and 868,874 shares
       Additional paid-in capital                                      7,562                 8,135
       Retained earnings                                              10,328                 9,753
       Shares acquired by stock benefit plans                           (586)                 (734)
       Accumulated other comprehensive income                            195                    30
                                                              -------------------- ---------------------
           Total shareholders' equity                                 17,499                17,184
                                                              -------------------- ---------------------

           Total liabilities and shareholders' equity             $  186,113            $  162,130
                                                              ==================== =====================

  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                           Nine Months Ended          Three Months Ended
                                                             September 30,              September 30,
                                                         ------------ ------------- ------------- ------------
                                                            2001         2000           2001         2000
                                                         ------------ ------------- ------------- ------------
Interest Income                                                  (In Thousands, Except Share Amounts)

     Loans receivable                                     $ 9,192      $ 7,498         $ 3,128     $ 2,716
     Investment securities                                    398          316             147         106
     Interest-earning deposits and other                      203          246              56          58
                                                         ------------ ----------- ------------- ----------------
         Total interest income                              9,793        8,060           3,331       2,880
                                                         ------------ ----------- ------------- ----------------

Interest Expense
     Deposits                                               4,423        3,690           1,421       1,317
     Borrowings                                               678          305             231         148
                                                         ------------ ----------- ------------- ----------------
         Total interest expense                             5,101        3,995           1,652       1,465
                                                         ------------ ----------- ------------- ----------------

Net Interest Income                                         4,692        4,065           1,679       1,415
     Provision for loan losses                                310          132             110          75
                                                         ------------ ----------- ------------- ----------------
Net Interest Income After Provision for Loan Losses         4,382        3,933           1,569       1,340
                                                         ------------ ----------- ------------- ----------------

Other Income
     Gains (losses) on investment securities                    9           (4)              8
     Service fees and charges                                 688          711             247         281
     Net gains on loan sales                                  374           30             157           6
     Other income                                              23           84               7           8
                                                         ------------ ----------- ------------- ----------------
         Total other income                                 1,094          821             421         295
                                                         ------------ ----------- ------------- ----------------

Other Expenses
     Salaries and employee benefits                         1,603        1,542             540         547
     Net occupancy and equipment expenses                     442          427             164         140
     Data processing fees                                     125          107              41          43
     Advertising                                              160          130              20          43
     Legal and professional fees                              122          108              21          38
     Other expenses                                           739          534             294         188
                                                         ------------ ----------- ------------- ----------------
         Total other expenses                               3,191        2,848           1,126         999
                                                         ------------ ----------- ------------- ----------------

Income Before Income Tax                                     2285        1,906             864         636
     Income tax expense                                       881          707             334         224
                                                         ------------ ----------- ------------- ----------------

Net Income                                                $ 1,404      $ 1,199         $   530     $   412
                                                         ============ =========== ============= ================

Basic earnings per share                                  $  1.76      $  1.39         $   .68     $   .48
Diluted earnings per share                                   1.72         1.39             .66         .48


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)




                                                                   Nine Months Ended            Three Months Ended
                                                                     September 30,                 September 30,
                                                              -------------- -------------- ------------- ------------
                                                                  2001           2000           2001         2000
                                                              -------------- -------------- ------------- ------------
                                                                                   (In Thousands)

  Net income                                                    $ 1,404          $1,199        $ 530         $412
  Other comprehensive income, net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains arising during the
            period, net of tax expense of
            $112, $9, $75 and $5.                                   170              14          115            8
            Less: Reclassification adjustment for gains
            (losses) included in net income, net of tax
            expense (benefit) of $4, $(1) and $3.                     5              (3)           5
                                                              -------------- ------------ ------------- ------------
                                                                    165              17          110            8
                                                              -------------- ------------ ------------- ------------
   Comprehensive income                                          $1,569          $1,216        $ 640         $420
                                                              ============== ============ ============= ============


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                 -------------------- -------------------
                                                                        2001                2000
                                                                 -------------------- -------------------
  Operating Activities                                                       (In Thousands)
       Net income                                                     $ 1,404             $  1,199
       Adjustments to reconcile net income to net cash
        provided by operating activities
         Provision for loan losses                                        310                  132
         Depreciation and amortization                                    291                  177
         Amortization of goodwill                                           5                    5
         Investment securities accretion, net                               5                  (26)
         Investment securities (gains)  losses                             (9)                   4
         Loans originated for sale in the secondary market            (23,163)              (1,752)
         Proceeds from sale of loans in the secondary market           23,308                1,769
         Gain on sale of loans                                           (145)                 (17)
         Amortization of deferred loan origination cost                   114                   63
         Amortization of expense related to stock benefit plans           202                  120
         Gain on sale of premises and equipment                                                (42)
         Capitalized interest on construction                             (68)
         Net change in:
           Interest receivable                                           (107)                (382)
           Interest payable                                                50                  186
         Other adjustments                                                310                  304
                                                                 -------------------- -------------------
                Net cash provided by operating activities               2,507                1,740
                                                                 -------------------- -------------------
  Investing Activities
       Purchases of securities available for sale                     (10,299)              (3,947)
       Proceeds from maturities of securities available for sale        3,191                6,002
       Proceeds from sale of securities available for sale              3,649                  569
       Proceeds from maturities of securities held to maturity                               1,204
       Purchase of Federal Home Loan Bank stock                          (207)
       Net change in loans                                            (18,434)             (20,495)
       Premiums paid on life insurance                                    (95)                (216)
       Purchases of premises and equipment                             (2,406)                (639)
       Proceeds from sale of premises and equipment                                             56
                                                                 -------------------- -------------------
                Net cash used by investing activities                 (24,601)             (17,466)
                                                                 -------------------- -------------------
  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and
             savings deposits                                           9,202               (1,972)
          Certificates of deposit                                       7,034               15,765
       Proceeds from borrowings                                        26,000               10,000
       Repayment of borrowings                                        (19,000)              (7,050)
       Cash dividends                                                    (175)                (235)
       Purchase of stock                                               (1,182)                (815)
       Stock options exercised                                             15
       Advances by borrowers for taxes and insurance                       26                   23
                                                                 -------------------- -------------------
                Net cash provided by financing activities              21,920               15,716
                                                                 -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                (174)                 (10)

  Cash and Cash Equivalents, Beginning of Period                        6,382                8,052
                                                                 -------------------- -------------------

  Cash and Cash Equivalents, End of Period                           $  6,208             $  8,042
                                                                 ==================== ===================
  Additional Cash Flows and Supplementary Information
       Interest paid                                                   $5,051             $  3,809
       Income tax paid                                                    696                  666
       Investment securities held to maturity transferred to
         available for sale                                                                  1,934

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three-month periods ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire year.

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

                                              Nine Months Ended                              Nine Months Ended
                                             September 30, 2001                             September 30, 2000
                                             ------------------                             ------------------
                                                  Weighted                                        Weighted         Per
                                                   Average           Per                           Average        Share
                                      Income       Shares        Share Amount       Income          Shares        Amount
                                      ------       ------        ------------       ------          ------        ------
                                                            (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders              $ 1,404      798,923         $ 1.76              $1,199     862,016          $1.39
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                         16,701
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                        $ 1,404      815,624         $ 1.72              $1,199     862,016          $1.39
                                   ============= =============== ===========    ================ ============== ===========

                                             Three Months Ended                             Three Months Ended
                                             September 30, 2001                             September 30, 2000
                                             ------------------                             ------------------
                                                  Weighted                                         Weighted        Per
                                                   Average           Per                            Average        Share
                                      Income       Shares        Share Amount       Income          Shares        Amount
                                      ------       ------        ------------       ------          ------        ------
                                                            (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders                $ 530      778,635          $ .68                $412     854,139          $ .48
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                         24,116
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                          $ 530      802,751          $ .66                $412     854,139          $ .48
                                   ============= =============== ===========    ================ ============== ===========



Note 4: Reclassifications

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the September 30, 2001 presentation.


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


Financial Condition

At September 30, 2001, the Corporation's assets totaled $186.1 million, an increase of $24.0 million, or 14.8 % from December 31, 2000. The increase in assets resulted primarily from an increase in net loans receivable. Liquid assets (i.e., cash and interest earning deposits) decreased by $174,000 from December 31, 2000, to a total of $6.2 million at September 30, 2001. Investment securities increased by $3.7 million, or 51.1 % to a total of $11.0 million at September 30, 2001. Net loans receivable were $158.9 million at September 30, 2001, an increase of $17.9 million, or 12.7 % from the $141.0 million at December 31, 2000. These increases were funded by an increase in deposits of $16.2 million.

The Corporation's consolidated allowance for loan losses totaled $1.7 million and $1.9 million on December 31, 2000 and September 30, 2001, respectively, which represented 1.2 % of total loans at both dates. Non-performing loans
(defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $621,000 and $641,000 at December 31, 2000 and September 30, 2001, respectively. Although management believes that its allowance for loan losses at September 31, 2001 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $146.5 million at September 30, 2001, an increase of $16.2 million, or 12.5 %, compared to total deposits at December 31, 2000. The growth for the nine-month period resulted from the marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $13.0 million at December 31, 2000 and $19.0 million on September 30, 2001. These advances had a positive effect on the bottom line during the first, second and third quarters due to a decline in their interest rates. The average cost of Federal Home Loan Bank advances at September 30, 2001 was 5.31 %, down from 6.35 % at December 31, 2000.

Stockholders' equity totaled $17.5 at September 30, 2001, an increase of $315,000, or 1.8 %, from $17.2 million at December 31, 2000. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2001, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

General

The Corporation's net income for the nine months ended September 30, 2001 totaled $1.4 million, an increase of $205,000, or 17.1 %, from the $1.2 million reported for the period ended September 30, 2000. The increase in income in the 2001 period was primarily attributable to a increase in net interest income of $627,000, which was partially offset by an increase in the provision for loan losses of $178,000 and an increase in other expenses of $343,000.

Net Interest Income

Total interest income for the nine months ended September 30, 2001 amounted to $9.8 million, an increase of $1.7 million, or 21.5 %, over the comparable period in 2000, reflecting the effects of an increase in average interest-earning assets outstanding.

Interest expense on deposits increased by $733,000, or 19.9 %, to a total of $4.4 million for the nine months ended September 30, 2001, due primarily to an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $678,000 for the nine months ended September 30, 2001, an increase of $373,000 from the comparable period in 2000. The increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $627,000, or 15.4 %, for the nine months ended September 30, 2001, as compared to the comparable period in 2000. This increase was due to the increase in volume of average interest earning assets offset in part by the increase in average interest bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $310,000 provision for losses on loans for the nine months ended September 30, 2001, compared to the $132,000 amount recorded in the 2000 period. The 2001 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at September 30, 2001, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $273,000, or 33.3 %, during the nine months ended September 30, 2001, as compared to the same period in 2000. The increase was due primarily to the fact that the gain on sale of loans increased by $344,000. The Bank sold loans of approximately $23.2 million during the nine months ended September 30, 2001. The increase is the result of rates going down and management's plan for River Valley Financial Bank to be the best local financial institution to provide fixed rate Freddie Mac loans.

Other Expense

Other expense increased by $343,000, or 12.0 %, during the six months ended September 30, 2001, as compared to the same period in 2000. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $881,000 for the nine months ended September 30, 2001, an increase of $174,000, or 24.6 %, as compared to the same period in 2000. The effective tax rates amounted to 38.6 % and 37.1% for the nine months ended September 30, 2001 and 2000, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

General

The Corporation's net income for the three months ended September 30, 2001 totaled $530,000, an increase of $118,000, or 28.6 %, from the $412,000 of net income reported in the comparable 2000 period. The increase in earnings in the 2001 period was primarily attributable to an increase in net interest income of $264,000 and an increase in other income of $126,000.

Net Interest Income

Total interest income for the three months ended September 30, 2001 amounted to $3.3 million, an increase of $451,000, or 15.7 %, from the comparable quarter in 2000, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with an increase in the yield year-to-year. Interest income on loans totaled $3.1 million for the three months ended September 30, 2001, an increase of $412,000, or 15.2 % , from the comparable 2000 quarter.

Interest expense on deposits increased by $104,000, or 7.9 %, to a total of $1.4 million for the quarter ended September 30, 2001, due primarily to an increase in the average balance of deposits outstanding. Interest expense on borrowings totaled $231,000 for the three months ended September 30, 2001, an increase of $83,000 over the comparable quarter in 2000. The increase resulted from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $264,000, or 18.7 %, for the three months ended September 30, 2001, as compared to the same quarter in 2000. This increase was due to the increase in volume of average earning assets offset in part by an increase in average interest bearing liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $110,000 provision for losses on loan for the three months ended September 30, 2001, compared to the $75,000 recorded in the 2000 period. While management believes that the allowance for losses on loans is adequate at September 30, 2001, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $126,000, or 42.7 %, for the three months ended September 30, 2001, as compared to the same period in 2000, due primarily to a $151,000 increase in gains on sale of loans. The Bank sold loans of approximately $9.5 million during the third quarter of 2001.

Other Expense

Other expenses increased by $127,000, or 12.7 %, during the three months ended September 30, 2001, compared to the same period in 2000. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $334,000 for the three months ended September 30, 2001, an increase of $110,000, or 49.1 %, as compared to the same period in 2000. This increase resulted primarily from an increase in net income before income taxes of $228,000, or 35.8 %. The effective tax rates amounted to
38.7 % and 35.2 % for the three months ended September 30, 2001 and 2000, respectively.

Impact of New Accounting Standards

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or the equity interests of one or more other enterprises and obtains control over the enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized but should be tested for impairment at the reporting unit level. An impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process. The first step is a comparison of the fair value of a reporting unit to its carrying amount including goodwill. If the fair value of the reporting unit is greater than its carrying value, goodwill is not impaired and no further work is required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the fair value is less, the second step should be performed. The second step is to compare the fair value of goodwill to its carrying amount. If the fair value of goodwill is less than its carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001, provided that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001, but before this Statement is initially applied, would be accounted for in accordance with the amortization and nonamortization provisions of the Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of the Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.

Since the Company has no significant legacy goodwill and is not currently in the process of acquiring another company, the adoption of SFAS 141 and 142 will have no material impact on the Company's financial statements.

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

               (a) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RIVER VALLEY BANCORP

Date: November 14, 2001           By: /s/ Matthew P. Forrester
                                      -------------------------
                                      Matthew P. Forrester
                                      President and Chief Executive Officer

Date: November 14, 2001           By: /s/ Larry C. Fouse
                                      -------------------------
                                      Larry C. Fouse
                                      Vice President of Finance