Form 10KSB
period 2001-12-31
RIVER VALLEY BANCORP
filed 2002-04-01
CIK 1015593

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number       000-21765

                              RIVER VALLEY BANCORP


             (Exact name of registrant as specified in its charter)



              INDIANA                                      35-1984567
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had $15,006,000 in revenues for the fiscal year ended December 31, 2001.

As of February 19, 2002, there were issued and outstanding 809,951 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the last known sale price of such stock as of March 21, 2002, was $14,993,797.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated into Part II. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 37 pages

                              RIVER VALLEY BANCORP

                                   Form 10-KSB

                                      INDEX


                                                                            Page
                                                                            ----
FORWARD LOOKING STATEMENT  ................................................    3

PART I
   Item 1.    Description of Business......................................    3
   Item 2.    Description of Properties....................................   30
   Item 3.    Legal Proceedings............................................   31
   Item 4.    Submission of Matters to a Vote of Security Holders..........   31
   Item 4.5.  Executive Officers of the Registrant.........................   31

PART II
   Item 5.    Market for Common Equity and Related Stockholder Matters.....   32
   Item 5.5.  Selected Consolidated Financial Data.........................   33
   Item 6.    Management's Discussion and Analysis or Plan of Operation....   33
   Item 6A.   Quantitative and Qualitative Disclosures About Market Risk...   33
   Item 7.    Financial Statements.........................................   33
   Item 8.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...................................   34

PART III
   Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act..........   34
   Item 10.   Executive Compensation.......................................   34
   Item 11.   Security Ownership of Certain Beneficial Owners and
                Management.................................................   34
   Item 12.   Certain Relationships and Related Transactions...............   34

PART IV
   Item 13.   Exhibits and Reports on Form 8-K.............................   35


SIGNATURES.................................................................   36

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

Item 1.    Description of Business.

General

     River Valley Bancorp, an Indiana corporation (the "Holding Company" and together with the "Bank", the "Company"), was organized in May 1996. On December 20, 1996, it acquired the common stock of Madison First Federal Savings and Loan Association ("First Federal") upon the conversion of First Federal from a federal mutual savings and loan association to a federal stock savings and loan association (the "Conversion"), and acquired 120,434 shares of common stock, $8.00 par value per share (the "Citizens Shares"), of Citizens National Bank of Madison ("Citizens"), constituting 95.6% of the issued and outstanding shares of Citizens' common stock (the "Acquisition").

     On November 22, 1997, Citizens merged with and into First Federal (the "Merger") pursuant to an Agreement and Plan of Reorganization entered into among the Holding Company, First Federal and Citizens dated September 26, 1997 (the "Agreement"). Pursuant to the Agreement, each outstanding share of Citizens common stock held by shareholders other than the Holding Company was converted into the right to receive $30 cash, payable by the Holding Company, and shares of Citizens held by the Holding Company and its subsidiaries were canceled. Also, pursuant to the Agreement, First Federal changed its corporate title to River Valley Financial Bank (the "Bank"). Following the effective time of the Merger, the Holding Company remained as the sole shareholder of the Bank, and Citizens' status as a national banking association terminated. For ease of reference, First Federal will be referred to as the "Bank" hereinafter both with respect to historical information concerning events and results of operations prior to the Merger and with respect to information relating to events occurring after the Merger.

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

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 45.1% of the Bank's total loan portfolio at December 31, 2001. The Bank had not identified any loans as held for sale at December 31, 2001. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 2001, 2000 and 1999 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                 At December 31,
                                            -----------------------------------------------------------
                                                 2001                 2000                 1999
                                            -----------------  -------------------    -----------------
                                                     Percent                Percent                Percent
                                            Amount   of Total    Amount     of Total    Amount     of Total
                                            ------   --------    ------     --------    ------     --------
TYPE OF LOAN                                                 (Dollars in thousands)
Residential real estate:
  One-to four-family......................  $73,431    45.1%    $  77,304     52.0%    $  69,588    58.6%
  Multi-family............................    3,932     2.4         3,319      2.2         2,918     2.5
  Construction............................    6,874     4.2         6,827      4.6         4,163     3.5
Nonresidential real estate................   36,898    22.7        25,944     17.4        12,758    10.7
Land loans................................    4,994     3.1         4,269      2.9        10,079     8.5
Consumer loans:
  Automobile loans........................   12,320     7.6        11,118      7.5         6,922     5.8
  Loans secured by deposits...............      537      .3           574       .4           548      .5
  Home improvement loans..................       --      --             6       --            34      --
  Other...................................    4,549     2.8         2,988      2.0         2,040     1.7
Commercial loans..........................   19,216    11.8        16,361     11.0         9,780     8.2
                                           --------    ----      --------     ----      --------    ----
Gross loans receivable....................  162,751   100.0       148,710    100.0       118,830   100.0

Add/(Deduct):
  Deferred loan origination costs.........      356      .2           324       .2           245      .2
  Undisbursed portions of loans in
    process...............................   (3,163)   (2.0)       (6,362)    (4.3)       (2,422)   (2.0)
  Allowance for loan losses...............   (1,972)   (1.3)       (1,702)    (1.1)       (1,522)   (1.3)
                                           --------    ----      --------     ----      --------    ----
Net loans receivable...................... $157,972    96.9%     $140,970     94.8%     $115,131    96.9%
                                           ========    ====      ========     ====      ========    ====

     The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                              Due During Years Ended December 31,
                                                ------------------------------------------------------------------------
                                   Balance
                                Outstanding at                                   2005       2007       2012      2017
                                December 31,                                      to         to         to        and
                                    2001          2002      2003      2004       2006       2011       2016    following
                                --------------  --------   -------   -------   --------   --------   --------  ---------
                                                                  (In thousands)
Residential real estate loans:
  One-to four-family............  $ 73,431      $ 1,054    $  252    $  347    $ 1,364    $ 6,571    $14,703    $49,140
  Multi-family..................     3,932           --         3        --         16        480        883      2,550
  Construction..................     6,874        6,874        --        --         --         --         --         --
Nonresidential
  Real estate loans.............    36,898        4,906        17        99        554      2,186      7,033     22,103
Land loans......................     4,994        2,476       276        28         47        432        560      1,175
Consumer loans:
  Loans secured by deposits.....       537          298        11        98         98         24         --          8
  Other loans...................    16,869        1,078     1,349     2,974      9,396      1,568        504         --
Commercial loans................    19,216        9,443     1,042       495      2,380      1,478      2,070      2,308
                                  --------      -------    ------    ------    -------    -------    -------    -------
   Total........................  $162,751      $26,129    $2,950    $4,041    $13,855    $12,739    $25,753    $77,284
                                  ========      =======    ======    ======    =======    =======    =======    =======

     The following table sets forth, as of December 31, 2001, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                          Due After December 31, 2002
                                   ---------------------------------------------
                                   Fixed Rates     Variable Rates       Total
                                   -----------     --------------     ---------
                                                   (In thousands)
Residential real estate loans:
  One-to four-family ............   $ 14,446          $ 57,931         $ 72,377
  Multi-family ..................        846             3,086            3,932
  Construction ..................         --                --               --
Non-residential real estate loans      5,092            26,900           31,992
Land loans ......................        816             1,702            2,518
Consumer loans:
  Loans secured by deposits .....        239                --              239
  Other loans ...................     15,628               163           15,791
Commercial loans ................      5,386             4,387            9,773
                                    --------          --------         --------
    Total .......................   $ 42,453          $ 94,169         $136,622
                                    ========          ========         ========

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $73.4 million, or 45.1% of the Bank's portfolio of loans, at December 31, 2001, consisted of one- to four-family residential loans, of which approximately 80.0% had adjustable rates.

     The Bank currently offers adjustable rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 2001 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

     Adjustable rate loans decrease the risk associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payments by the borrowers may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. Also, adjustable rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the loan. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

     The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. Prior to the Merger, the Bank retained all of its fixed rate residential mortgage loans in its portfolio; however, after the effective date of the Merger, the Bank began underwriting its fixed rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC") on a servicing-retained basis. At December 31, 2001, approximately 20.0% of the Bank's one- to four-family residential mortgage loans had fixed rates.

     Before the Merger, Citizens offered fixed rate one- to four-family residential mortgage loans in accordance with the guidelines established by the FHLMC to facilitate the sale of such loans to the FHLMC in the secondary market. These loans amortized on a monthly basis with principal and interest due each month and were written with terms of 15, 20 and 30 years. Citizens retained the servicing on all loans sold to the FHLMC. At December 31, 2001, the Bank had approximately $56.1 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

     The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the "Loan-to-Value Ratio") exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 80%. The Bank generally requires private mortgage insurance on all conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan.

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

     At December 31, 2001, the Bank had outstanding approximately $4.8 million of home equity loans, with unused lines of credit totaling approximately $4.6 million. No home equity loans were included in non-performing assets on that date. The Bank's home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

     The Bank also offers indemnification mortgage loans ("ID Mortgage Loans"), which are typically written as fixed rate second mortgage loans. The Bank's ID Mortgage Loans are written for terms of five years and generally have maximum Loan-to-Value Ratios of 80%.

     The Bank also offers standard second mortgage loans, which are adjustable rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3%. The Bank's second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 1% and 4%, respectively. The Bank's second mortgage loans have terms of 10 to 30 years.

     At December 31, 2001, $37,000 of one- to four-family residential mortgage loan, or 0.02% of total loans, were included in the Bank's non-performing assets.

     Construction Loans. The Bank offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

     Generally, construction loans are written as 12-month fixed rate loans with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires an 80% Loan-to-Value Ratio for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one- to four-family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not charge commitment fees for its construction loans.

     At December 31, 2001, $6.9 million, or 4.2% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2001 totaled $720,000. No construction loans were included in non-performing assets on that date.

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

     Nonresidential Real Estate Loans. At December 31, 2001, $36.9 million, or 22.7% of the Bank's portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank originates nonresidential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

     The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. The Bank's largest nonresidential real estate loan as of December 31, 2001 was $2.8 million and was secured by three commercial buildings in (or close in proximity to) Madison, Indiana. Nonresidential real estate loans totaling $164,000 were included in non-performing assets at December 31, 2001.

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

     Multi-family Loans. At December 31, 2001, approximately $3.9 million, or 2.4% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 2001 was $1.5 million and was secured by a 46-unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets on that date.

     Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See "Nonresidential Real Estate Loans" above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

     Land Loans. At December 31, 2001, approximately $5.0 million, or 3.1% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2001, the Bank's largest land loan totaled $980,000.

     Land loans totaling $18,000, or 0.01% of the Bank's total loan portfolio, were included in non-performing assets as of December 31, 2001. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

     Commercial Loans. At December 31, 2001, $19.2 million, or 11.8% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2001, approximately 16.9% of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2001, the largest commercial loan was $1.1 million. As of the same date, commercial loans totaling $346,000 were included in non-performing assets.

     Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

     Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans aggregated approximately $17.4 million at December 31, 2001, or 10.7% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 2001, 89.0% of the Bank's consumer loans were secured by collateral.

     The Bank's loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

     The Bank offers both direct and indirect automobile loans. Under the Bank's indirect automobile program, participating automobile dealers receive loan applications from prospective purchasers of automobiles at the point of sale and deliver them to the Bank for processing. The dealer receives a portion of the interest payable on approved loans.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2001, consumer loans amounting to $164,000 were included in non-performing assets.

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

     The Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis after the Merger. Prior to the Merger, Citizens also originated loans for sale to the FHLMC and retained servicing rights for a fee of one-fourth of 1% of the principal balance of all loans serviced. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2001, the Bank serviced $56.1 million in loans sold to the FHLMC.

     The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 2001, the Bank held loans totaling approximately $16.0 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank's four full-service offices.

     The Bank's loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

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

     The Bank generally requires appraisals on all real property securing its loans and requires an attorney's opinion or title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing the loan if the property is in a flood plain. The Bank also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. The Bank does not require escrow accounts for insurance premiums or taxes.

     The Bank's underwriting standards for consumer and commercial loans are intended to protect against some of the risks inherent in making such loans.
Borrower character, paying habits and financial strengths are important considerations.

     The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 2001, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $151,000 that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

     The following table shows loan origination and repayment activity for the Bank during the periods indicated:

                                                Year Ended December 31,
                                            -------------------------------
                                              2001       2000       1999
                                            -------------------------------
                                                    (In thousands)
Loans Originated:
   Residential real estate loans(1) .....   $ 76,409   $ 24,630   $ 28,816
   Multi-family loans ...................        730        133      2,092
   Construction loans ...................     12,638     13,120      4,838
   Non-residential real estate loans ....     21,486     17,308      3,995
   Land loans ...........................      2,363      2,499      4,554
   Consumer and other loans .............     14,610     12,708      5,945
   Commercial loans .....................     19,626     14,768      6,625
      Total loans originated ............    147,862     85,166     56,865
Reductions:
   Sales ................................     45,790      2,614     14,253
   Principal loan repayments and other(2)     85,070     56,713     39,866
      Total reductions ..................    130,860     59,327     54,119
   Net increase .........................   $ 17,002   $ 25,839   $  2,746
                                            ========   ========   ========
-------------------------------
(1)  Includes loans originated for sale in the secondary market.
(2) Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

     Non-performing Assets. At December 31, 2001, $690,000, or 0.36% of consolidated total assets, were non-performing loans compared to $621,000, or 0.38% of consolidated total assets, at December 31, 2000. The Bank had no REO at December 31, 2001.

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

                                                    At December 31,
                                               ----------------------------
                                                 2001     2000      1999
                                               -------- --------- ---------
                                                      (In thousands)
Non-performing assets:
  Non-performing loans .....................   $  690    $  621    $  857
  Troubled debt restructurings .............    1,486     1,314       835
                                               ------    ------    ------
    Total non-performing loans and troubled
      debt restructurings ..................    2,176     1,935     1,692
  Foreclosed real estate ...................       --        --        --
                                               ------    ------    ------
    Total non-performing assets ............   $2,176    $1,935    $1,692
                                               ======    ======    ======
Total non-performing loans and troubled debt
  restructurings to total loans ............     1.34%     1.30%     1.42%
                                                 ====      ====      ====
Total non-performing assets to total assets.     1.14%     1.19%     1.22%
                                                 ====      ====      ====

     At December 31, 2001, the Bank held loans delinquent from 30 to 89 days totaling $847,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2001, 2000 and 1999 relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                            At December 31, 2001                At December 31, 2000                At December 31, 1999
                    ------------------------------------ ----------------------------------- -----------------------------------
                        30-89 Days      90 Days or More     30-89 Days      90 Days or More     30-89 Days      90 Days or More
                    ------------------ ----------------- ----------------- ----------------- ----------------- -----------------
                             Principal         Principal         Principal         Principal         Principal         Principal
                     Number  Balance   Number  Balance   Number  Balance   Number  Balance   Number  Balance   Number  Balance
                    of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans
                    -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- ---------
                                                               (Dollars in thousands)
Residential real
  estate loans .....     5     $110      1       $ 37      4       $ 98      2       $171      5       $186     15       $726
Multi-family loans..    --       --     --         --     --         --     --         --     --         --     --         --
Construction loans..    --       --     --         --     --         --      1        115     --         --     --         --
Land loans .........     1       52      1         18     --         --      1        214     --         --      1         36
Non-residential
  real estate loans.    --       --      1        164     --         --     --         --     --         --     --         --
Consumer loans .....    44      333     19        125     17         82     13         72     32        133     13         72
Commercial loans ...     8      352     15        346      4         60      2         49      2         15      2         23
                        --     ----     --       ----     --       ----     --       ----     --       ----     --       ----
  Total ............    58     $847     37       $690     25       $240     19       $621     39       $334     31       $857
                        ==     ====     ==       ====     ==       ====     ==       ====     ==       ====     ==       ====
Delinquent loans to
  total loans.......                            0.94%                               0.58%                               1.00%
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

     At December 31, 2001, the aggregate amount of the Bank's classified assets and general and specific loss allowances were as follows:

                                                 At December 31, 2001
                                                 --------------------
                                                    (In thousands)
Substandard assets ................................       $1,078
Doubtful assets ...................................          297
Loss assets .......................................            0
                                                          ------
         Total classified assets ..................       $1,375
                                                          ======
General loss allowances ...........................        1,765
Specific loss allowances ..........................          207
                                                          ------
         Total allowances .........................       $1,972
                                                          ======


     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2001. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2001.

                                                                        Year Ended December 31,
                                                      -------------------------------------------------------
                                                       2001        2000         1999        1998        1997
                                                      ------      ------       ------      ------      ------
                                                                         (Dollars in thousands)
Balance at beginning of period..................      $1,702      $1,522       $1,477      $1,276      $1,190
Charge-offs:
  Single-family residential.....................         (31)         (4)         (17)         --          --
  Consumer......................................        (107)        (71)         (86)       (140)       (254)
  Commercial....................................         (73)         (9)         (20)        (83)        (15)
                                                      ------      ------       ------      ------      ------
    Total charge-offs...........................        (211)        (84)        (123)       (223)       (269)
Recoveries......................................          31          37           28         149          51
                                                      ------      ------       ------      ------      ------
  Net charge-offs...............................        (180)        (47)         (95)        (74)       (218)
Provision for losses on loans...................         450         227          140         275         304
Increase due to Acquisition.....................          --          --           --          --          --
                                                      ------      ------       ------      ------      ------
  Balance at end of period......................      $1,972      $1,702       $1,522      $1,477      $1,276
                                                      ======      ======       ======      ======      ======
Allowance for loan losses as a percent of
  total loans outstanding before net items......       1.21%       1.15%        1.28%       1.29%       1.13%
                                                       ====        ====         ====        ====        ====
Ratio of net charge-offs to average loans
  outstanding before net items..................       0.12%       0.03%        0.08%       0.06%       0.20%
                                                       ====        ====         ====        ====        ====

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                    At December 31,
                               ------------------------------------------------------------
                                     2001                 2000                 1999
                               ------------------  --------------------  ------------------
                                         Percent              Percent              Percent
                                         of loans             of loans             of loans
                                         in each              in each              in each
                                         category             category             category
                                         to total             to total             to total
                               Amount     loans     Amount     loans     Amount     loans
                               ------    --------   ------    --------   ------    --------
                                                   (Dollars in thousands)
Balance at end of
period applicable to:
Residential real estate ....   $  610      51.7%    $  346      58.8%    $    4      64.6%
Nonresidential real estate..      156      25.8         --      20.3         --      19.2
Consumer loans .............      626      10.7        403       9.9        109       8.0
Commercial loans ...........      365      11.8        106      11.0         --       8.2
Unallocated ................      215      --          847        --      1,409        --
                               ------     -----     ------     -----     ------     -----
  Total ....................   $1,972     100.0%    $1,702     100.0%    $1,522     100.0%
                               ======     =====     ======     =====     ======     =====


Investments and Mortgage-Backed Securities

     Investments. The Bank's investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank ("FHLB") stock. At December 31, 2001, the investments in the portfolio had a carrying value of approximately $18.1 million, or 9.4%, of the consolidated total assets.

     The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                    At December 31,
                               ---------------------------------------------------------
                                      2001                2000                1999
                               -----------------   ------------------  -----------------
                               Amortized  Market   Amortized   Market  Amortized  Market
                                 Cost     Value      Cost      Value     Cost     Value
                               ---------  ------   ---------   ------  ---------  ------
                                                       (In thousands)
Held to Maturity:
  U.S. Government and agency
    obligations ............   $    --   $    --   $    --   $    --   $ 1,000   $   995
Available for Sale:
  U.S. Government and agency
    obligations ............    14,756    14,835     4,921     4,989        --        --
  Commercial paper .........        --        --        --        --     2,972     2,957
  Corporate bonds ..........     1,645     1,640        --        --     1,000     1,000
  Municipal securities .....       335       347       336       340       276       273
                               -------   -------   -------   -------   -------   -------
  Total available for sale .    16,736    16,822     5,257     5,329     4,248     4,230
FHLB stock .................     1,250     1,250       943       943       943       943
                               -------   -------   -------   -------   -------   -------
   Total investments .......   $17,986   $18,072   $ 6,200   $ 6,272   $ 6,191   $ 6,168
                               =======   =======   =======   =======   =======   =======

     The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.

                                                      Amount at December 31, 2001 which matures in
                                      ---------------------------------------------------------------------------
                                            One Year          One Year            Five to             After
                                            or Less         to Five Years        Ten Years          Ten Years
                                      -----------------  ------------------  ------------------ -----------------
                                      Amortized Average  Amortized Average   Amortized Average  Amortized Average
                                         Cost    Yield      Cost    Yield       Cost    Yield      Cost    Yield
                                      --------- -------  --------- -------   --------- -------  --------- -------
                                                                  (Dollars in thousands)
U.S. Government and agency
   obligations......................      $--     --%     $14,756   4.39%       $--       --%      $--       --%
Municipal Securities................       --     --          275   6.65         60     8.27        --       --
Corporate Bonds.....................       --     --        1,645   5.72         --       --        --       --

     Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for an $8,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

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

     In addition, the Bank has purchased adjustable rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, the Bank is subject to prepayment risk on such adjustable rate mortgage-backed securities. The Bank attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying mortgage loans. However, the Bank is still subject to interest rate risk on such securities if interest rates rise faster than 1% to 2% maximum annual interest rate adjustments on the underlying loans.

     At December 31, 2001, the Bank had mortgage-backed securities with a carrying value of approximately $838,000 all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

     The following table sets forth the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                              At December 31,
                                        -------------------------------------------------------
                                                2001               2000              1999
                                        ------------------  ----------------- -----------------
                                        Amortized   Market  Amortized  Market Amortized  Market
                                           Cost     Value     Cost     Value    Cost     Value
                                        ---------   ------  ---------  ------ ---------  ------
                                                              (In thousands)
Held to Maturity:
  Mortgage-backed securities ..........   $   --   $   --   $   --   $   --   $2,138   $2,147
Available for Sale:
  Government agency securities ........      204      207    1,314    1,289    1,511    1,466
  Collateralized mortgage obligations..      634      624      627      629      627      605
                                          ------   ------   ------   ------   ------   ------
    Total mortgage-backed securities...   $  838   $  831   $1,941   $1,918   $4,276   $4,218
                                          ======   ======   ======   ======   ======   ======

     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.

                                                           Amount at December 31, 2001 which matures in
                                                 ----------------------------------------------------------------
                                                       One Year              One Year                 After
                                                       or Less             to Five Years           Five Years
                                                 -----------------     ------------------    --------------------
                                                 Amortized  Average     Amortized  Average    Amortized   Average
                                                    Cost     Yield        Cost      Yield        Cost      Yield
                                                 ---------  -------     ---------  -------    ---------   -------
                                                                      (Dollars in thousands)
Mortgage-backed securities available
   for sale..................................       $ --       --%         $212     5.97%        $626      4.69%

     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended December 31, 2001, 2000 and 1999.

                                                                             Year Ended December 31,
                                                                   -----------------------------------------
                                                                    2001             2000              1999
                                                                   ------           ------            ------
                                                                                (In thousands)
Beginning balance...............................................   $1,918           $4,209            $5,986
Purchases.......................................................       --            1,000                --
Sales proceeds..................................................     (874)          (1,006)               --
Repayments......................................................     (207)          (2,297)           (1,709)
Losses on sales.................................................      (16)             (12)               --
Premium and discount amortization, net..........................       (6)             (20)              (30)
Unrealized gains (losses) on securities available for sale......       16               44               (38)
                                                                  -------           ------            ------
Ending balance..................................................  $   831           $1,918            $4,209
                                                                  =======           ======            ======


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

     Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Jefferson County. Substantially all of the Bank's depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

     An analysis of the Bank's deposit accounts by type, maturity and rate at December 31, 2001 is as follows:

                                    Minimum    Balance at           Weighted
                                    Opening   December 31,   % of    Average
Type of Account                     Balance      2001      Deposits   Rate
---------------                     -------   ------------ -------- --------
                                               (Dollars in thousands)

Withdrawable:
   Non-interest bearing accounts   $    100   $ 11,406       7.9%      --%
   Savings accounts ............         50     20,089      13.8     2.00
   MMDA ........................        100     13,424       9.2     2.64
   NOW accounts ................        100     17,491      12.0     1.39
                                              --------     -----     ----
     Total withdrawable ........                62,410      42.9     1.60

Certificates (original terms):
   I.R.A .......................        250      5,945       4.1     4.40
   3 months ....................      2,500         64      --       2.43
   6 months ....................      2,500      2,859       2.0     3.44
   9 months ....................      2,500        870       6       4.43
   12 months ...................        500     17,182      11.8     4.42
   15 months ...................        500      8,950       6.1     4.71
   18 months ...................        500      3,134       2.2     5.39
   24 months ...................        500      8,929       6.1     5.56
   30 months ...................        500      1,689       1.2     4.48
   36 months ...................        500      1,276        .9     5.04
   48 months ...................        500        563        .4     5.07
   60 months ...................        500      1,357        .9     5.56
Jumbo certificates .............    100,000     30,343      20.8     4.17
                                              --------     -----     ----
     Total certificates ........                83,161      57.1     4.72
                                              --------     -----     ----
Total deposits .................              $145,571     100.0%    3.27%
                                              ========     =====     ====

     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                   At December 31,
                          --------------------------------
                            2001         2000       1999
                          -------      --------   --------
                                    (In thousands)
2.01 to 3.00%.............$10,647      $    --    $    --
3.01 to 5.00%............. 43,307       26,782     36,591
5.01 to 6.00%............. 11,417        5,997     14,250
6.01 to 7.00%............. 15,972       42,370      7,445
7.01 to 8.00%.............  1,818        2,309        207
                          -------      -------    -------
  Total...................$83,161      $77,458    $58,493
                          =======      =======    =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2001. Matured certificates, which have not been renewed as of December 31, 2001, have been allocated based upon certain rollover assumptions.

                                    Amounts at December 31, 2001
                      --------------------------------------------------------
                      One Year         Two            Three       Greater Than
                      or Less         Years           Years       Three Years
                      --------       -------        --------      ------------
                                         (In thousands)
2.01 to 3.00%...      $ 8,750        $ 1,430        $    --        $   467
3.01 to 5.00%...       34,191          5,573          3,203            340
5.01 to 6.00%...        6,452          2,483          1,030          1,452
6.01 to 7.00%...       13,692          2,256             11             13
7.01 to 8.00%...        1,479            239             --            100
                      -------        -------        -------        -------
  Total.........      $64,564        $11,981        $ 4,244        $ 2,372
                      =======        =======        =======        =======

     The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                                      At December 31, 2001
                                                      --------------------
Maturity Period                                          (In thousands)
  Three months or less.............................          $19,037
  Greater than three months through six months.....            4,367
  Greater than six months through twelve months....            4,180
  Over twelve months...............................            2,759
                                                             -------
     Total.........................................          $30,343
                                                             =======
     The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                 Balance              Increase    Balance              Increase   Balance
                                    at               (Decrease)      at               (Decrease)     at
                                December 31,   % of     from     December 31,   % of     from    December 31,   % of
                                    2001     Deposits   2000         2000     Deposits   1999       1999      Deposits
                                ------------  ------- --------   ------------ -------- --------  ------------ --------
                                                                 (Dollars in thousands)
Withdrawable:
   Non-interest bearing
     accounts ................   $ 11,406       7.9% $  2,236    $  9,170       7.0% $  1,267    $  7,903       6.9%
   Savings accounts ..........     20,089      13.8    (1,119)     21,208      16.3    (5,432)     26,640      23.3
   MMDA ......................     13,424       9.2     6,114       7,310       5.6       424       6,886       6.0
   NOW accounts ..............     17,491      12.0     2,412      15,079      11.6       750      14,329      12.6
                                 --------     -----  --------    --------     -----  --------    --------     -----
     Total withdrawable ......     62,410      42.9     9,643      52,767      40.5    (2,991)     55,758      48.8
Certificates (original terms):
   I.R.A .....................      5,945       4.1      (551)      6,496       5.0      (395)      6,891       6.0
   3 months ..................         64        --        22          42        --      (287)        329        .3
   6 months ..................      2,859       2.0       338       2,521       1.9    (4,419)      6,940       6.1
   9 months ..................        870       6      (6,006)      6,876       5.3     5,851       1,025        .9
   12 months .................     17,182      11.8       610      16,572      12.7     2,692      13,880      12.1
   15 months .................      8,950       6.1     5,158       3,792       2.9    (2,803)      6,595       5.8
   18 months .................      3,134       2.2    (2,730)      5,864       4.5     5,044         820        .7
   24 months .................      8,929       6.1     4,913       4,016       3.1     3,677         339        .3
   30 months .................      1,689       1.2       (90)      1,779       1.4    (2,941)      4,720       4.1
   36 months .................      1,276        .9       935         341        .3      (176)        517        .5
   48 months .................        563        .4       195         368        .3      (121)        489        .4
   60 months .................      1,357        .9       274       1,083        .8      (980)      2,063       1.8
Jumbo certificates ...........     30,343      20.8     2,635      27,708      21.3    13,823      13,885      12.2
                                 --------     -----  --------    --------     -----  --------    --------     -----
   Total certificates ........     83,161      57.1     5,703      77,458      59.5    18,965      58,493      51.2
                                 --------     -----  --------    --------     -----  --------    --------     -----
Total deposits ...............   $145,571     100.0% $ 15,346    $130,225     100.0% $ 15,974    $114,251     100.0%
                                 ========     =====  ========    ========     =====  ========    ========     =====

     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2001, the Bank had $25.0 million in FHLB advances and the Holding Company had $1.5 million in other borrowed money consisting of a variable-rate one-year line of credit advance. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

     The following table presents certain information relating to the Holding Company's and the Bank's borrowings at or for the years ended December 31, 2001, 2000 and 1999.

                                                                 At or for the Year
                                                                 Ended December 31,
                                                           -----------------------------
                                                            2001        2000       1999
                                                          -------     --------   -------
                                                                   (In thousands)
FHLB Advances and Other Borrowed Money:
   Outstanding at end of period.......................     $26,500     $13,450    $6,500
   Average balance outstanding for period.............      17,385       8,813     2,228
   Maximum amount outstanding at any
     month-end during the period......................      26,500      13,450     6,500
   Weighted average interest rate during the period...        5.50%       5.67%     6.42%
   Weighted average interest rate at end of period....        4.53%       6.42%     6.07%


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

     Upon consummation of the Acquisition, the Bank became a bank holding company, subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). At that time, the insurance operations of McCauley were not permitted under the BHCA, and the Bank was required to divest its ownership of McCauley. On December 17, 1996, the Bank sold McCauley to the Madison Insurance Agency, Inc. for a gain of $141,000. The Bank continues to hold First Service which currently holds land but does not otherwise engage in significant business activities.


Employees

     As of December 31, 2001, the Bank employed 59 persons on a full-time basis and six persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.


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


                                   REGULATION


General

     As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition and the complexity of its operations. The Bank's semi-annual assessment is approximately $39,000.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2001, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2001, the Bank's investment in stock of the FHLB of Indianapolis was $1.3 million. For the fiscal year ended December 31, 2001, the FHLB of Indianapolis paid approximately $78,000 in dividends to the Bank, for an annual rate of 7.39%.

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

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.


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

     In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995, and beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. Legislation is pending before Congress that would increase the deposit insurance assessments paid by all financial institutions, including the Bank.

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

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2001, the Bank was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with either "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 2001, would not have been required to deduct any amounts from its total capital available to calculate its risk-based capital requirement. The OTS recently proposed an amendment to its interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk make a capital deduction.

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

Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2001, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2001, the Bank was in compliance with its QTL requirement, with approximately 80.3% of its portfolio assets invested in QTIs.

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

     The Holding Company and the Bank elected to file a consolidated federal income tax return for 2001 and 2000. The Bank was taxed separately on its earnings in years prior to 2000.

     The Holding Company has been taxed as an ordinary corporation in years prior to 2000.

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

Item 2.   Description of Properties.

     The following table provides certain information with respect to the Bank's offices as of December 31, 2001.

                                                         Net Book Value
                                                          of Property,
                                           Year            Furniture,         Approximate
                                         Opened or        Fixtures and          Square
Description and Address                  Acquired           Equipment           Footage
-----------------------                  --------           ---------           -------
                                                     (Dollars in thousands)
Locations in Madison, Indiana:
  Downtown Office:
    233 E. Main Street...............      1952             $   657              9,110
  Drive-Through Branch:
    401 E. Main Street...............      1984                 102                375
  Hilltop Location:
    430 Clifty Drive.................      1983               4,240             32,000
  Wal-mart Banking Center:
    567 Ivy Tech Drive...............      1995                   2                517
Location in Hanover, Indiana:
    10 Medical Plaza Drive...........      1995                 146                656

     During the fourth quarter of 2001, the Bank completed its renovation and expansion of its office located at 430 Clifty Drive. During that same quarter, the Bank closed its location at 303 Clifty Drive. At December 31, 2001, the location at 303 Clifty Drive was listed for sale and had a book value of $232,000.

     The following table provides certain information with respect to real estate owned by the Bank as of December 31, 2001. These properties were acquired by the Bank for future expansion of its banking operations.

                                     Address
                                     -------
                               225 E. Main Street
                             Madison, Indiana 47250
                               227 E. Main Street
                             Madison, Indiana 47250

     The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $388,000 at December 31, 2001.

     The Bank operates nine automated teller machines ("ATMs"), one at each office location (the main office has two), one at Hanover College, one at a Kroger supermarket, one at a BP gas station, all in Madison, Indiana, and one in Carrolton, Kentucky. The Bank's ATMs participate in the MAC(R) network.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2001.

Item 4.5.  Executive Officers of the Registrant.


     The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                                    Position with the                           Position
         Name                       Holding Company                             with the Bank
         -----------------------    --------------------------------------      --------------------------------
         Matthew P. Forrester       President and Chief                         President and Chief
                                    Executive Officer                           Executive Officer

         Lonnie D. Collins          Secretary                                   Secretary

         Larry C. Fouse             Vice President of Finance                   Vice President of Finance

         Deanna Liter               Vice President of Data Services             Vice President of Data Services

         Barbara Eades              Vice President of Retail Banking            Vice President of Retail Banking

         Loy Skirvin                Vice President of Human                     Vice President of Human
                                    Resources                                   Resources

         Mark A. Goley              Vice President - Lending                    Vice President - Lending

         Anthony D. Brandon         Vice President of Loan                      Vice President of Loan
                                    Administration                              Administration

     Matthew P. Forrester (age 45) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

     Lonnie D. Collins (age 53) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank's outside counsel since 1980.

     Larry C. Fouse (age 56) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens and from 1989 to 1993 served as Citizens' Vice President and Operations Officer.

     Deanna Liter (age 38) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens' Data Processing Department.

     Barbara Eades (age 52) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

     Loy Skirvin (age 53) has served as Vice President of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

     Mark A. Goley (age 46) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

     Anthony D. Brandon (age 30) has served as Vice President of Loan Administration since September of 2001. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

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

     Other information required by this item is incorporated by reference to the material under the heading "Market Price of the Corporation's Common Shares and Related Shareholder Matters" on pages 2 and 3 of the Holding Company's 2001 Shareholder Annual Report (the "Shareholder Annual Report").

Item 5.5.   Selected Consolidated Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 4 and 5 of the Shareholder Annual Report.

Item 6.   Management's  Discussion and Analysis or Plan of Operation.

     The information required by this item is incorporated by reference to pages 6 through 19 of the Shareholder Annual Report.

Item 6A.   Quantitative  and  Qualitative  Disclosures About Market Risk.

     The information required by this item is incorporated by reference to pages 13 through 15 of the Shareholder Annual Report.

Item 7.   Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 20 through 45 in the Shareholder Annual Report are incorporated herein by reference.

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

     /s/ Grant Thornton LLP
     Grant Thornton LLP

     Cincinnati, Ohio
     February 16, 2000

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     On May 18, 2000, the Holding Company engaged the accounting firm of BKD, LLP (formerly Olive LLP) to examine the consolidated financial statements of the Holding Company for the fiscal years ending December 31, 2000 and 2001. This action was taken following a recommendation of the Holding Company's Audit Committee to the Board of Directors to take such action and the approval of the change in auditors by the Board of Directors. Grant Thornton LLP, which had acted as the independent public accountant for the Holding Company since 1996 and audited its consolidated financial statements for 1999, was notified of the Holding Company's decision.

     The audit reports issued by Grant Thornton LLP with respect to the Holding Company's consolidated financial statements for 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During 1999 (and any subsequent interim period), there had been no disagreements between the Holding Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report. Moreover, none of the events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during 1999 or any subsequent interim period.

     Prior to its engagement, BKD, LLP had not been consulted by the Holding Company as to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Holding Company's financial statements.

     Pursuant to Item 304 of Regulation S-B, the Company provided a copy of its Current Report on Form 8-K announcing the change in the Company's Certifying Accountant, which was filed with the Commission on May 18, 2000, to BKD, LLP for review. A letter from Grant Thornton LLP indicating that it agrees with the statements made by the Company therein is incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, filed with the Commission on May 31, 2000.

                                    PART III


Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 and page 10 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held April 17, 2002 (the "2002 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

Item 10.   Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 5 and 6 of the 2002 Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.


     The information required by this item is incorporated by reference to pages 1 and 2 of the 2002 Proxy Statement.

Item 12.   Certain Relationships and Related Transactions.


     The information required by this item is incorporated by reference to page 8 of the 2002 Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K.


     (a)  List the following documents filed as part of the report:

                                                                  Annual Report
          Financial Statements                                       Page No.
          -----------------------------------------------         --------------

          Independent Accountants' Report.............................. 21

          Consolidated  Balance  Sheets at December  31, 2001 and
          2000......................................................... 22

          Consolidated  Statements  of Income for the Years Ended
          December 31, 2001, 2000 and 1999............................. 23

          Consolidated Statements of Comprehensive Income for the
          Years Ended December 31, 2001, 2000 and 1999................. 24

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 2001, 2000 and 1999................. 25

          Consolidated  Statements  of Cash  Flows  for the Years
          Ended December 31, 2001, 2000 and 1999....................... 26

          Notes to Consolidated Financial Statements................... 27

     (b)  Reports on Form 8-K.

          The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

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


                                        RIVER VALLEY BANCORP



Date:  March 29, 2002                  By: /s/ Matthew P. Forrester
                                           -------------------------------------
                                           Matthew P. Forrester, President and
                                           Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                              Title                      Date
--------------------------------------  -----------------------    -------------

(1)  Principal Executive Officer:


     /s/ Matthew P. Forrester                                   )
     ---------------------------------  President and           )
     Matthew P. Forrester               Chief Executive Officer )
                                                                )
                                                                )
                                                                )
(2)  Principal Financial and Accounting                         )
     Officer:                                                   )
                                                                )
     /s/ Larry C. Fouse                                         )
     ---------------------------------   Treasurer              )
     Larry C. Fouse                                             )
                                                                )
                                                                ) March 29, 2002
                                                                )
(3)  The Board of Directors:                                    )
                                                                )
     /s/ Robert W. Anger                                        )
     ---------------------------------  Director                )
     Robert W. Anger                                            )
                                                                )
     /s/ Jonnie L. Davis                                        )
     ---------------------------------  Director                )
     Jonnie L. Davis                                            )
                                                                )
     /s/ Matthew P. Forrester                                   )
     ---------------------------------  Director                )
     Matthew P. Forrester                                       )
                                                                )
     /s/ Michael J. Hensley                                     )
     ---------------------------------  Director                )
     Michael J. Hensley                                         )
                                                                )
     /s/ Earl W. Johann                                         ) March 29, 2002
     ---------------------------------  Director                )
     Earl W. Johann                                             )
                                                                )
     /s/ Fred W. Koehler                                        )
     ---------------------------------  Director                )
     Fred W. Koehler                                            )
                                                                )
     /s/ Charles J. McKay                                       )
     ---------------------------------  Director                )
     Charles J. McKay                                           )
                                                                )

                                  EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------------------------------------------------------------
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

     23 (1)    Consent of BKD, LLP

        (2)    Consent of Grant Thornton LLP