Form 10QSB
period 2002-03-31
RIVER VALLEY BANCORP
filed 2002-05-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

Yes [  ]        No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2002, there were 810,251 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Condensed Balance Sheets                            3

              Consolidated Condensed Statements of Income                      4

              Consolidated Condensed Statements of Comprehensive Income        5

              Consolidated Condensed Statements  of Cash Flows                 6

              Notes to Unaudited Consolidated Condensed Financial Statements   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   11
Item 2.   Changes in Securities                                               11
Item 3.   Defaults Upon Senior Securities                                     11
Item 4.   Submission of Matters to a Vote of Security Holders                 11
Item 5.   Other Information                                                   11
Item 6.   Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    12

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheets

                                                                                     March 31,           December 31,
                                                                                        2002                 2001
                                                                                --------------------- --------------------
                                                                                 (In Thousands, Except Share Amounts)
                                                                                    (Unaudited)
  Assets
       Cash and due from banks                                                      $     5,114              $  4,689
       Interest-bearing demand deposits                                                   2,677                   952
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                      7,791                 5,641
       Investment securities available for sale                                          21,417                17,653
       Loans held for sale                                                                  957                 2,638
       Loans                                                                            160,142               157,306
           Allowance for loan losses                                                      2,041                 1,972
                                                                                --------------------- --------------------
                Net Loans                                                               158,101               155,334
       Premises and equipment                                                             5,437                 5,379
       Federal Home Loan Bank stock                                                       1,250                 1,250
       Interest receivable                                                                1,273                 1,475
       Other assets                                                                       2,285                 2,248
                                                                                --------------------- --------------------
                  Total assets                                                       $  198,511             $ 191,618
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                    $      13,835             $  11,406
           Interest-bearing                                                             139,846               134,165
                                                                                --------------------- --------------------
                Total deposits                                                          153,681               145,571
       Borrowings                                                                        24,850                26,500
       Interest payable                                                                     479                   613
       Other liabilities                                                                  1,170                   963
                                                                                --------------------- --------------------
           Total liabilities                                                            180,180               173,647
                                                                                --------------------- --------------------

  Commitments and Contingencies


  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding -  810,251 and 809,251 shares
       Additional paid-in capital                                                         7,695                 7,654
       Retained earnings                                                                 11,215                10,802
       Shares acquired by stock benefit plans                                              (507)                 (532)
       Accumulated other comprehensive income (loss)                                        (72)                   47
                                                                                --------------------- --------------------
           Total shareholders' equity                                                    18,331                17,971
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                                $  198,511             $ 191,618
                                                                                ===================== ====================


  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statements of Income
                                   (Unaudited)



                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ------------------ -------------------
                                                                                               2002                2001
                                                                                         ------------------ -------------------
                                                                                         (In Thousands, Except Share Amounts)
Interest Income
     Loans receivable                                                                        $  2,878           $  2,964
     Investment securities                                                                        209                128
     Interest-earning deposits and other                                                           36                 81
                                                                                         ------------------ -------------------
         Total interest income                                                                  3,123              3,173
                                                                                         ------------------ -------------------

Interest Expense
     Deposits                                                                                   1,077              1,501
     Borrowings                                                                                   314                203
                                                                                         ------------------ -------------------
         Total interest expense                                                                 1,391              1,704
                                                                                         ------------------ -------------------

Net Interest Income                                                                             1,733              1,469
     Provision for loan losses                                                                    130                 90
                                                                                         ------------------ -------------------
Net Interest Income After Provision for Loan Losses                                             1,603              1,379
                                                                                         ------------------ -------------------

Other Income
     Service fees and charges                                                                     319                206
     Net gains on loan sales                                                                       47                 56
     Other income                                                                                  48                 10
                                                                                         ------------------ -------------------
         Total other income                                                                       414                272
                                                                                         ------------------ -------------------

Other Expenses
     Salaries and employee benefits                                                               562                533
     Net occupancy and equipment expenses                                                         200                141
     Data processing fees                                                                          46                 43
     Advertising                                                                                   41                 39
     Legal and professional fees                                                                    7                 47
     Other expenses                                                                               277                206
                                                                                         ------------------ -------------------
         Total other expenses                                                                   1,133              1,009
                                                                                         ------------------ -------------------

Income Before Income Tax                                                                          884                642
     Income tax expense                                                                           357                247
                                                                                         ------------------ -------------------
Net Income                                                                                    $   527           $    395
                                                                                         ================== ===================


Basic earnings per share                                                                     $    .68             $  .48
Diluted earnings per share                                                                        .66                .48
Dividends per share                                                                               .15                .10

See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ------------------ ------------------
                                                                                      2002               2001
                                                                                ------------------ ------------------
                                                                                           (In Thousands)

  Net income                                                                             $ 527              $ 395
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for sale Unrealized holding gains (losses) arising during the
                period, net of tax benefit (expense) of $61 and $(30)                     (119)                45
                                                                                ------------------ ------------------
   Comprehensive income                                                                  $ 408              $ 440
                                                                                ================== ==================


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2002                2001
                                                                                         -------------------- -------------------
  Operating Activities                                                                               (In Thousands)

       Net income                                                                               $  527               $  395
       Adjustments  to reconcile  net income to net cash  provided
                (used) by operating activities
         Provision for loan losses                                                                 130                   90
         Depreciation and amortization                                                             127                   86
         Loans originated for sale in the secondary market                                     (11,019)              (3,247)
         Proceeds from sale of loans in the secondary market                                    12,746                3,269
         Gain on sale of loans                                                                     (46)                 (22)
         Amortization of deferred loan origination cost                                             37                   35
         Amortization of expense related to stock benefit plans                                     52                   48
               Capitalized interest on construction                                                                     (14)
         Net change in:
           Interest receivable                                                                     202                  159
           Interest payable                                                                       (134)                 (32)
         Other adjustments                                                                         214                  347
                                                                                         -------------------- -------------------
                Net cash provided  by operating activities                                       2,836                1,114
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                               (3,995)              (4,002)
       Proceeds from maturities of securities available for sale                                    51                   91
        Proceed from sales of securities available for sale                                                           2,000
       Net change in loans                                                                      (2,934)              (6,288)
       Purchases of premises and equipment                                                        (185)                (632)
        Premiums on life insurance                                                                                      (95)
                                                                                         -------------------- -------------------
                Net cash used by investing activities                                            7,063               (8,926)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                      5,165                 (352)
          Certificates of deposit                                                                2,945                9,396
       Proceeds from borrowings                                                                 25,000               14,000
       Repayment of borrowings                                                                 (26,650)             (14,000)
       Cash dividends                                                                             (114)
       Purchase of stock                                                                                               (223)
       Proceeds from exercise of stock options`                                                     14
       Advances by borrowers for taxes and insurance                                                17                   25
                                                                                         -------------------- -------------------
                Net cash provided  by financing activities                                       6,377                8,846
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                        2,150                1,034

  Cash and Cash Equivalents, Beginning of Period                                                 5,641                6,382
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                                     $ 7,791              $ 7,416
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                           $ 1,525             $  1,736
       Income tax paid                                                                              63                    0

  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
         Notes to Unaudited Consolidated Condensed Financial Statements


River Valley Bancorp (the  "Corporation")  is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank ("River Valley" or the "Bank"). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Note 2: Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank, and the Bank's subsidiary, Madison First Service Corporation ("First Service"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                             Three Months Ended                            Three Months Ended
                                               March 31, 2002                                March 31, 2001
                                               --------------                                --------------
                                                  Weighted           Per                           Weighted        Per
                                                   Average          Share                           Average       Share
                                   Income          Shares           Amount      Income              Shares        Amount
                                   ------          ------           ------      ------              ------        ------
                                                     (Dollar Amounts in Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders         $ 527           772,650         $ .68         $ 395              818,937        $ .48
                                                                   =====                                           =====

     Effect of dilutive RRP
     awards and stock options                       29,289                                           11,854
                                   ------------------------                      ---------------------------
     Diluted earnings per share

       Income available to
       common shareholders and
       assumed conversions         $ 527           801,939        $ .66          $ 395              830,791        $ .48
                                   =====================================         =======================================


Note 4: Reclassifications

Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the March 31, 2002 presentation.

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

Financial Condition

At March 31, 2002, the Corporation's consolidated assets totaled $198.5 million, an increase of $6.9 million, or 3.6%, from December 31, 2001. The increase in assets resulted primarily from an increase in net loans receivable of $2.8 million and an increase of approximately $3.8 million in investments, which was funded by an increase in deposits of $8.1 million.

Liquid assets (i.e., cash and interest-earning deposits) increased by $2.2 million from December 31, 2001 levels, to a total of $7.8 million at March 31, 2002. Investment securities increased by $3.8 million, or 21.3%, to a total of $21.4 million at March 31, 2002 due to the increase in deposits.

Net loans receivable were $158.1 million at March 31, 2002, an increase of $2.8 million, or 1.8%, from $155.3 million at December 31, 2001.

The Corporation's consolidated allowance for loan losses totaled $2.0 million at both December 31, 2001 and March 31, 2002, which represented 1.25% and 1.27% respectively of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $690,000 and $879,000 at December 31, 2001 and March 31, 2002, respectively. Although management believes that its allowance for loan losses at March 31, 2002, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $153.7 million at March 31, 2002, an increase of $8.1 million, or 5.6%, compared to total deposits at December 31, 2001. The growth for the three-month period resulted from the marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $25.0 million and $24.0 million respectively at March 31, 2002 and December 31, 2001. These advances are a readily available source of funding for periods when loan demand exceeds deposit growth.

Stockholders' equity totaled $18.3 million at March 31, 2002, an increase of $360,000, or 2.0%, from $18.0 million at December 31, 2001. The increase resulted primarily from the Corporation's net income, offset by cash dividends.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2002, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001

General

The Corporation's net earnings for the three months ended March 31, 2002 totaled $527,000, an increase of $132,000, or 33.4%, from the $395,000 reported for the quarter ended March 31, 2001. The increase in income for the 2002 period was primarily attributable to a increase in net interest income of $264,000, which was partially offset by an increase in the provision for loan losses of $40,000 and an increase in other expenses of $124,000.

Net Interest Income

Total interest income for the three months ended March 31, 2002 amounted to $3.1 million, a decrease of $50,000, or 1.6%, from the comparable quarter in 2001. This increase reflects an increase in average interest-earning assets outstanding offset by a decrease in the loan yield of .94 %.

Interest expense on deposits decreased by $424,000, or 28.2%, to a total of $1.1 million for the quarter ended March 31, 2002, due primarily to a decrease in the average cost of deposits offset by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $314,000 for the three months ended March 31, 2002, an increase of $111,000 from the comparable period in 2001. The increase resulted primarily from an increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $264,000 or 18.0%, for the three months ended March 31, 2002, as compared to the comparable period in 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $130,000 provision for losses on loans for the three months ended March 31, 2002, compared to the $90,000 amount recorded in the 2001 period. The 2002 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of non-performing loans year-to-year. While management believes that the allowance for losses on loans is adequate at March 31, 2002, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.

Other Income

Other income increased by $142,000, or 52.2%, for the three months ended March 31, 2002, as compared to the same period in 2001, due primarily to the fact that service fees and charges increased 54.9%. The increase in service fees and charges was a result of both an increase in the number of customer accounts and a revised fee structure.

Other Expense

Other expense increased by $124,000, or 12.3%, during the three months ended March 31, 2002, as compared to the same period in 2001. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $357,000 for the three months ended March 31, 2002, a increase of $110,000, or 44.5%, as compared to the same period in 2001. The effective tax rates amounted to 40.4% and 38.5% for the three months ended March 31, 2002 and 2001, respectively.

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

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  None.

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RIVER VALLEY BANCORP

Date:         May 14, 2002         By: /s/ Matthew P. Forrester
                                       ------------------------------
                                          Matthew P. Forrester
                                          President and Chief Executive Officer

Date:         May 14, 2002         By: /s/ Larry C. Fouse
                                       ------------------------------
                                       Larry C. Fouse
                                       Vice President of Finance