Form 10QSB
period 2002-06-30
RIVER VALLEY BANCORP
filed 2002-08-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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

Yes [  ]                          No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 9, 2002 - 810,544 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets                                3

          Consolidated Condensed Statements of Income                          4

          Consolidated Condensed Statements of Comprehensive Income            5

          Consolidated Condensed Statements of Cash Flows                      6

          Notes to Unaudited Consolidated Condensed Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities                                                12
Item 3.  Defaults Upon Senior Securities                                      12
Item 4.  Submission of Matters to a Vote of Security Holders                  12
Item 5.  Other Information                                                    12
Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES AND CERTIFICATION                                                  13

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                         RIVER VALLEY BANCORP
                                                 Consolidated Condensed Balance Sheets

                                                                                      June 30,           December 31,
                                                                                        2002                 2001
                                                                                --------------------- --------------------
                                                                                   (In Thousands, Except Share Amounts)
                                                                                   (Unaudited)
  Assets

       Cash and due from banks                                                      $     4,130               $ 4,689
       Interest-bearing demand deposits                                                   7,310                   952
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                     11,440                 5,641
       Investment securities available for sale                                          18,831                17,653
       Loans held for sale                                                                  698                 2,638
       Loans, net of allowance for loan  losses of  $2,012 and  $1,972                  161,632               155,334
       Premises and equipment                                                             5,557                 5,379
       Federal Home Loan Bank stock                                                       1,650                 1,250
       Interest receivable                                                                1,309                 1,475
       Other assets                                                                       2,547                 2,248
                                                                                --------------------- --------------------
                   Total assets                                                        $203,664              $191,618
                                                                                ===================== ====================

  Liabilities
       Deposits
          Non-interest-bearing                                                         $ 10,800              $ 11,406
          Interest-bearing                                                              140,590               134,165
                                                                                --------------------- --------------------
                Total deposits                                                          151,390               145,571
       Borrowings                                                                        31,550                26,500
       Interest payable                                                                     460                   613
       Other liabilities                                                                  1,077                   963
                                                                                --------------------- --------------------
           Total liabilities                                                            184,477               173,647
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 810,351 and 809,251 shares
       Additional paid-in capital                                                         7,671                 7,654
       Retained earnings                                                                 11,796                10,802
       Shares acquired by stock benefit plans                                              (423)                (532)
       Accumulated other comprehensive income                                               143                    47
                                                                                --------------------- --------------------
           Total shareholders' equity                                                    19,187                17,971
                                                                                --------------------- --------------------
           Total liabilities and shareholders' equity                                 $ 203,664              $191,618
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


                                                         RIVER VALLEY BANCORP
                                              Consolidated Condensed Statements of Income
                                                              (Unaudited)

                                                                             Six Months Ended              Three Months Ended
                                                                                 June 30,                       June 30,
                                                                       -------------- -------------- ---------------- --------------
                                                                            2002           2001            2002            2001
                                                                       -------------- -------------- ---------------- --------------
Interest Income                                                                    (In Thousands, Except Share Amounts)

     Loans receivable                                                     $ 5,759        $ 6,064           2,881           3,100
     Investment securities                                                    440            251             231             123
     Interest-earning deposits and other                                       87            147              51              66
                                                                       -------------- --------------- --------------- --------------
         Total interest income                                              6,286          6,462           3,163           3,289
                                                                       -------------- --------------- --------------- --------------

Interest Expense
     Deposits                                                               2,094          3,002           1,017           1,501
     Borrowings                                                               688            447             375             244
                                                                       -------------- --------------- --------------- --------------
         Total interest expense                                             2,782          3,449           1,392           1,745
                                                                       -------------- --------------- --------------- --------------

Net Interest Income                                                         3,504          3,013           1,771           1,544
     Provision for loan losses                                                260            200             130             110
                                                                       -------------- --------------- --------------- --------------
Net Interest Income After Provision for Loan Losses                         3,244          2,813           1,641           1,434
                                                                       -------------- --------------- --------------- --------------

Other Income
     Net realized gains (losses) on sales of available-for-sale
        securities                                                              6             (1)              6              (1)

     Service fees and charges                                                 647            441             328             235
     Net gains on loan sales                                                  150            217             103             161
     Gain on sale of premises and equipment                                   352              2             352               2
     Other income                                                              64             14              16               4
                                                                       -------------- --------------- --------------- --------------
         Total other income                                                 1,219            673             805             401
                                                                       -------------- --------------- --------------- --------------

Other Expenses
     Salaries and employee benefits                                         1,157          1,063             595             530
     Net occupancy and equipment expenses                                     402            278             202             137
     Data processing fees                                                     103             84              57              41
     Advertising                                                               86             94              45              55
     Legal and professional fees                                               24             93              17              46
     Other expenses                                                           601            453             324             247
                                                                       -------------- --------------- --------------- --------------
         Total other expenses                                               2,373          2,065           1,240           1,056
                                                                       -------------- --------------- --------------- --------------

Income Before Income Tax                                                    2,090          1,421           1,206             779
     Income tax expense                                                       828            547            471              300
                                                                       -------------- --------------- --------------- --------------
Net Income                                                                 $1,262         $  874        $    735       $     479
                                                                       ============== =============== =============== ==============

Basic earnings per share                                                  $ 1.630         $1.080          $ .940          $ .600
Diluted earnings per share                                                  1.560          1.060            .910            .590
Dividends per share                                                          .350           .225            .200            .125


                                                         RIVER VALLEY BANCORP
                                       Consolidated Condensed Statements of Comprehensive Income
                                                              (Unaudited)
                                                                                    Six Months Ended           Three Months Ended
                                                                                        June 30,                    June 30,
                                                                                ------------- ------------ ------------- -----------
                                                                                    2002         2001          2002         2001
                                                                                ------------- ------------ ------------- -----------
                                                                                                    (In Thousands)

  Net income                                                                      $ 1,262       $  874        $  735        $ 479
  Other comprehensive income, net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains  arising during the period,
             net of tax expense of $66, $36, $144 and $7                              100           55           219           10
            Less: Reclassification adjustment for gains included in
             net income, of tax expense of $2, $0, $2, and $0                           4                          4
                                                                                ------------- ---------- ------------- ------------
                                                                                       96           55           215           10
                                                                                ------------- ---------- ------------- -----------
   Comprehensive income                                                           $ 1,358       $  929        $  950        $ 489
                                                                                ============= ========== ============= ============


See notes to consolidated condensed financial statements.



                                                          RIVER VALLEY BANCORP
                                            Consolidated Condensed Statements of Cash Flows
                                                              (Unaudited)
                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ------------------ -------------------
                                                                                                    2002               2001
                                                                                              ------------------ -------------------
  Operating Activities                                                                                   (In Thousands)
       Net income                                                                                 $   1,262          $    874
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                      260               200
         Depreciation and amortization                                                                  254               169
         Investment securities (gains) losses                                                            (6)                1
         Loans originated for sale in the secondary market                                          (14,633)          (13,953)
         Proceeds from sale of loans in the secondary market                                         16,656            14,036
         Gain on sale of loans                                                                          (83)              (83)
         Amortization of deferred loan origination cost                                                  65                70
         Amortization of expense related to stock benefit plans                                         196               159
         Gain on sale of premises and equipment                                                        (352)               (2)
         Capitalized interest on construction                                                            (1)              (37)
         Net change in:
           Interest receivable                                                                          166                29
           Interest payable                                                                            (153)              108
         Other adjustments                                                                             (321)              146
                                                                                              ------------------ -------------------
                Net cash provided by operating activities                                             3,310             1,717
                                                                                              ------------------ -------------------

  Investing Activities
       Purchases of securities available for sale                                                    (6,992)           (8,262)
       Proceeds from maturities of securities available for sale                                         90             3,156
       Proceeds from sale of securities available for sale                                            5,889             3,127
       Purchase of Federal Home Loan Bank stock                                                        (400)             (207)
       Net change in loans                                                                           (6,623)          (11,630)
       Premiums paid on life insurance                                                                                    (95)
       Purchases of premises and equipment                                                             (708)           (1,683)
       Proceeds from sale of real estate owned                                                           30
       Proceeds from sale of premises and equipment                                                     629                 2
                                                                                              ------------------ -------------------
                Net cash used in investing activities                                                (8,085)          (15,592)
                                                                                              ------------------ -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                            (776)            9,316
          Certificates of deposit                                                                     6,595             4,132
       Proceeds from borrowings                                                                      34,000            24,400
       Repayment of borrowings                                                                      (28,950)          (19,000)
       Cash dividends                                                                                  (229)              (87)
       Purchase of stock                                                                               (140)             (686)
       Stock options exercised                                                                           92                15
       Acquisition of stock for stock benefit plans                                                     (22)
       Advances by borrowers for taxes and insurance                                                      4                 9
                                                                                              ------------------ -------------------
                Net cash provided by financing activities                                            10,574            18,099
                                                                                              ------------------ -------------------

  Net Change in Cash and Cash Equivalents                                                             5,799             4,224

  Cash and Cash Equivalents, Beginning of Period                                                      5,641             6,382
                                                                                              ------------------ -------------------

  Cash and Cash Equivalents, End of Period                                                        $  11,440          $ 10,606
                                                                                              ================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                              $   2,935          $  3,341
       Income tax paid                                                                                  575               463


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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not included information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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


                                                     Six Months Ended                              Six Months Ended
                                                       June 30, 2002                                June 30, 2001
                                                       -------------                                -------------
                                                         Weighted           Per                        Weighted        Per
                                                         Average           Share                       Average        Share
                                              Income      Shares           Amount        Income         Shares        Amount
                                              ------     --------          ------        ------        --------       ------
                                                           (Dollar Amounts In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to common
       shareholders                           $1,262     775,503           $1.63          $874         809,254        $ 1.08
                                                                        ===========                                  ========

     Effect of dilutive RRP awards
     and stock options
                                                          31,173                                        12,994
                                           ------------- ---------                     ---------      ----------

     Diluted earnings per share
       Income available to common
         shareholders and assumed
         conversions                          $1,262     806,676           $1.56          $874         822,248          $1.06
                                           ============= =========      ===========    =========      ==========     ========




                                                    Three Months Ended                            Three Months Ended
                                                       June 30, 2002                                June 30, 2001
                                                       -------------                                -------------
                                                         Weighted           Per                       Weighted        Per
                                                         Average           Share                      Average        Share
                                              Income     Shares           Amount        Income         Shares        Amount
                                              ------     --------         ------        ------        --------       -------
                                                           (Dollar Amounts In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to common
       shareholders                            $ 735     778,342           $ .94          $479         798,702          $ .60
                                                                        ===========                                  =========

     Effect of dilutive RRP awards
     and stock options                                    33,060                                        14,135
                                           ------------- ---------                     ---------      ----------

     Diluted earnings per share
       Income available to common
         shareholders and assumed
         conversions                           $ 735     811,402           $ .91          $479         812,837          $ .59
                                           ==========    =========      ===========    =========      ==========      ========



Note 4: Reclassifications

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the June 30, 2002 presentation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 27 through 29 of the Annual Report to Shareholders for the year ended December 31, 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $470,000 and $540,000, respectively.

Financial Condition

At June 30, 2002, the Corporation's assets totaled $203.7 million, an increase of $12.1 million, or 6.3%, from December 31, 2001. The increase in assets resulted primarily from an increase in net loans receivable. Liquid assets (i.e., cash and interest earning deposits) increased by $5.8 million from December 31, 2001 levels, to a total of $11.4 million at June 30, 2002. Investment securities increased by $1.2 million, or 6.7 %, to a total of $18.8 million at June 30, 2002. Net loans receivable were $161.6 million at June 30, 2002, an increase of $6.3 million, or 4.1%, from $155.3 million at December 31, 2001. These increases were funded by an increase in deposits of $5.8 million.

The Corporation's allowance for loan losses totaled $2.0 million at both December 31, 2001 and June 30, 2002, which represented approximately 1.2 % of total loans at both dates. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $690,000 and $1.9 million at December 31, 2001 and June 30, 2002, respectively. Although management believes that its allowance for loan losses at June 30, 2002, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $151.4 million at June 30, 2002, an increase of $5.8 million, or 4.0 %, compared to total deposits at December 31, 2001. The growth for the six-month period resulted from marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $25.0 million at December 31, 2001 and $31.0 million on June 30, 2002. These advances had a positive effect on the bottom line during the first and second quarters due to a decline in their interest rates. The average cost of Federal Home Loan Bank advances at June 30, 2002 was 4.90 %.

Stockholders' equity totaled $19.2 at June 30, 2002, an increase of $1.2 million, or 6.7 %, from $18.0 million at December 31, 2001. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2002, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

General

The Corporation's net income for the six months ended June 30, 2002, totaled $1,262,000, an increase of $388,000 or 44.4 % from the $874,000 reported for the period ended June 30, 2001. The increase in income in the 2002 period was primarily attributable to an increase in net interest income of $491,000 and an increase in other income of $546,000. These increases were partially offset by an increase in the provision for loan losses of $60,000 and an increase in other expenses of $308,000.

Net Interest Income

Total interest income for the six months ended June 30, 2002 amounted to $6.3 million, a decrease of $.2 million, or 3.1 %, below the comparable period in 2001, reflecting the effects of a decrease in the average interest rate on our loan portfolio. The rate went from 8.1 % to 7.3 %.

Interest expense on deposits decreased by $ .9 million, or 30.2 %, to a total of $2.1 million for the six months ended June 30, 2002, due primarily to a decrease in the average cost of deposits, as there was an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $688,000 for the six months ended June 30, 2002, an increase of $241,000, from the comparable period in 2001. The increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $491,000 or 16.3 %, for the six months ended June 30, 2002, as compared to the comparable period in 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $260,000 provision for losses on loans for the six months ended June 30, 2002, compared to the $200,000 amount recorded in the 2001 period. The 2002 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2002, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $546,000, or 81.1 %, for the six months ended June 30, 2002, as compared to the same period in 2001, due primarily to the fact that we closed an office and sold the building for a gain of approximately $352,000.

Other Expense

Other expense increased by $308,000, or 14.9 %, during the six months ended June 30, 2002, as compared to the same period in 2001. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $828,000 for the six months ended June 30, 2002, an increase of $281,000, or 51.4 %, as compared to the same period in 2001. The effective tax rates were 39.6 % and 38.5 % for the six months ended June 30, 2002 and 2001, respectively.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

General

The Corporation's net income for the three months ended June 30, 2002, totaled $735,000, an increase of $256,000, or 53.4 %, from the $479,000 of net income reported in the comparable 2001 period. The increase in earnings in the 2002 period was primarily attributable to an increase in net interest income of $227,000 and an increase in other income of approximately $404,000.

Net Interest Income

Total interest income for the three months ended June 30, 2002 amounted to $3.2 million, a decrease of $126,000, or 3.8 %, from the comparable quarter in 2001, reflecting the effects of a decrease in average interest rate. Interest income on loans totaled $2.9 million for the three months ended June 30, 2002, a decrease of approximately $200,000, or 6.5 %, from the comparable 2001 quarter.

Interest expense on deposits decreased by $484,000, or 32.2 %, to a total of $1.0 million for the quarter ended June 30, 2002, due primarily to a decrease in the average cost of deposits. Interest expense on borrowings totaled $375,000 for the three months ended June 30, 2002, an increase of $131,000 over the comparable quarter in 2001. The increase resulted primarily from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $227,000, or 14.7 %, for the three months ended June 30, 2002, as compared to the same quarter in 2001.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $130,000 provision for losses on loan for the three months ended June 30, 2002, compared to the $110,000 recorded in the 2001 period. While management believes that the allowance for losses on loans is adequate at June 30, 2002, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $404,000 for the three months ended June 30, 2002, as compared to the same period in 2001, due primarily to a $352,000 gain from the disposition of a former banking facility. In addition, service fees and charges increased $93,000 for the three months ended June 30, 2002, as compared to the same period in 2001.

Other Expense

Other expense increased by $184,000, or 17.4%, during the three months ended June 30, 2002, compared to the same period in 2001. This increase resulted primarily from the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $471,000 for the three months ended June 30, 2002, an increase of $171,000, or 56.9%, as compared to the same period in 2001. This increase resulted primarily from an increase in net income before income taxes of $427,000, or 54.8%. The effective tax rates were 39.0 % and 38.5% for the three months ended June 30, 2002 and 2001, respectively.

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

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

              On April 17, 2002, the Annual Meeting of the Corporation's shareholders was held. Three directors were elected to the following terms and by the following votes:

                                                     For          Votes Withheld
              Michael J. Hensley (three-year term)   742,277           2,972
              Fred W. Koehler (three-year term)      740,257           4,992
              L. Sue Livers (three-year term)        739,862           5,387

              Directors continuing in office are Robert W. Anger, Jonnie L. Davis, Matthew P. Forrester and Charles J. McKay.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

               (a) None

               (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RIVER VALLEY BANCORP


Date:         August 14, 2002         By: /s/ Matthew P. Forrester
                                         ---------------------------------------
                                         Matthew P. Forrester
                                         President and Chief Executive Officer



Date:         August 14, 2002        By:  /s/ Larry C. Fouse
                                         ---------------------------------------
                                         Larry C. Fouse
                                         Vice President of Finance


                                  CERTIFICATION

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of River Valley Bancorp.

     Signed this 14th day of August, 2002.



By: /s/ Larry C. Fouse                 By: /s/ Matthew P. Forrester
   -------------------------------        ----------------------------------
   Larry C. Fouse                          Matthew P. Forrester
   Vice President of Finance               President and Chief Executive Officer