Form 10QSB
period 2002-09-30
RIVER VALLEY BANCORP
filed 2002-11-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

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

Yes [   ]              No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 2002 - 810,544 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet                               3

            Consolidated Condensed Statement of Income                         4

            Consolidated Condensed Statement of Comprehensive Income           5

            Consolidated Condensed Statement of Cash Flows                     6

            Notes to Unaudited Consolidated Condensed Financial Statements     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                            8

Item 3.  Controls and Procedures.                                             12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities and Use of Proceeds                            13
Item 3.  Defaults Upon Senior Securities                                      13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

CERTIFICATIONS                                                                14


PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheet

                                                                                   September 30,         December 31,
                                                                                        2002                 2001
                                                                                    (Unaudited)
                                                                                --------------------- --------------------
                                                                                  (In Thousands, Except Share Amounts)
  Assets
       Cash and due from banks                                                        $  3,440              $  4,689
       Interest-bearing demand deposits                                                 18,440                   952
       Federal funds sold                                                                1,300                     0
                                                                                -------------------- ---------------------
           Cash and cash equivalents                                                    23,180                 5,641
       Investment securities available for sale                                         23,146                17,653
       Loans held for sale                                                               1,127                 2,638
       Loans, net of allowance for loan losses of $2,029, and $1,972                   164,082               155,334
       Premises and equipment                                                            5,469                 5,379
       Federal Home Loan Bank stock                                                      2,000                 1,250
       Interest receivable                                                               1,564                 1,475
       Other assets                                                                      2,594                 2,248
                                                                                -------------------- ---------------------
            Total assets                                                              $223,162              $191,618
                                                                                ==================== =====================


  Liabilities
       Deposits
           Non-interest-bearing                                                       $ 12,133              $ 11,406
           Interest-bearing                                                            149,284               134,165
                                                                                -------------------- ---------------------
            Total deposits                                                             161,417               145,571
       Borrowings                                                                       40,000                26,500
       Interest payable                                                                    447                   613
       Other liabilities                                                                 1,283                   963
                                                                                -------------------- ---------------------
            Total liabilities                                                          203,147               173,647
                                                                                -------------------- ---------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 810,544 and 868,874 shares
       Additional paid-in capital                                                        7,732                 7,654
       Retained earnings                                                                12,318                10,802
       Shares acquired by stock benefit plans                                             (388)                 (532)
       Accumulated other comprehensive income                                              353                    47
                                                                                -------------------- ---------------------
           Total shareholders' equity                                                   20,015                17,971
                                                                                -------------------- ---------------------

           Total liabilities and shareholders' equity                                 $223,162              $191,618
                                                                                ==================== =====================

  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                  Nine Months Ended         Three Months Ended
                                                                    September 30,              September 30,
                                                               ------------- ------------ ------------- ------------
                                                                   2002         2001          2002         2001
                                                               ------------- ------------ ------------- ------------
Interest Income                                                        (In Thousands, Except Share Amounts)

     Loans receivable                                           $  8,712     $  9,192   $ 2,953       $ 3,128
     Investment securities                                           658          398       218           147
     Interest-earning deposits and other                             158          203        71            56
                                                                ------------ ---------- ------------- ---------------
         Total interest income                                     9,528        9,793     3,242         3,331
                                                                ------------ ---------- ------------- ---------------

Interest Expense
     Deposits                                                      3,085        4,423       991         1,421
     Borrowings                                                    1,103          678       415           231
                                                                ------------ ---------- ------------- ---------------
         Total interest expense                                    4,188        5,101     1,406         1,652
                                                                ------------ ---------- ------------- ---------------

Net Interest Income                                                5,340        4,692     1,836         1,679
     Provision for loan losses                                       410          310       150           110
                                                                ------------ ---------- ------------- ---------------
Net Interest Income After Provision for Loan Losses                4,930        4,382     1,686         1,569
                                                                ------------ ---------- ------------- ---------------

Other Income
     Gains on investment securities                                    6            9         0            8
     Service fees and charges                                      1,016          688       369           247
     Net gains on loan sales                                         643          374       493           157
     Gain on sale of premises and equipment                          352            2         0             2
     Other income                                                     81           21        17             7
                                                                ------------ ---------- ------------- ---------------
         Total other income                                        2,098        1,094       879           421
                                                                ------------ ---------- ------------- ---------------

Other Expenses
     Salaries and employee benefits                                1,789        1,603       632           540
     Net occupancy and equipment expenses                            601          442       199           164
     Data processing fees                                            176          125        73            41
     Advertising                                                     145          160        59            66
     Legal and professional fees                                      55          122        31            29
     Other expenses                                                1,044          739       443           286
                                                                ------------ ---------- ------------- ---------------
         Total other expenses                                      3,810        3,191     1,437         1,126
                                                                ------------ ---------- ------------- ---------------

Income Before Income Tax                                           3,218        2,285     1,128           864
     Income tax expense                                            1,274          881       446           334
                                                                ------------ ---------- ------------- ---------------

Net Income                                                      $  1,944     $  1,404   $   682       $   530
                                                                ============ ========== ============= ===============

Basic earnings per share                                        $   2.50     $   1.76   $   .87       $   .68
                                                                    2.40         1.72       .84           .66


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)

                                                                                Nine Months Ended            Three Months Ended
                                                                                  September 30,                 September 30,
                                                                           -------------- ------------ ------------- ------------
                                                                               2002           2001           2002         2001
                                                                           -------------- ------------ ------------- ------------
                                                                                                (In Thousands)

  Net income                                                                  $1,944       $1,404            $682         $530
  Other comprehensive income, net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains arising during the period, net of
            tax expense of $203, $112, $138 and $75.                             310          170             210          115
            Less: Reclassification adjustment for gains
                included in net income, net of tax expense
                of $2, $4, $0 and $3.                                              4            5               0            5
                                                                           -------------- ------------ ------------- ------------
                                                                                 306          165             210          110
                                                                           -------------- ------------ ------------- ------------
   Comprehensive income                                                       $2,250       $1,569            $892         $640
                                                                           ============== ============ ============= ============


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -------------------- -------------------
                                                                                                2002                2001
                                                                                         -------------------- -------------------
  Operating Activities                                                                               (In Thousands)

       Net income                                                                           $   1,944            $   1,404
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                410                  310
         Depreciation and amortization                                                            381                  291
         Investment securities (gains) losses                                                      (6)                  (9)
         Loans originated for sale in the secondary market                                    (41,530)             (23,163)
         Proceeds from sale of loans in the secondary market                                   43,354               23,308
         Gain on sale of loans                                                                   (313)                (145)
         Amortization of deferred loan origination cost                                           123                  114
         Amortization of expense related to stock benefit plans                                   290                  202
         Gain on sale of premises and equipment                                                  (352)                   0
         Capitalized interest on construction                                                      (1)                 (68)
         Net change in:
           Interest receivable                                                                    (89)                (107)
           Interest payable                                                                      (166)                   0
         Other adjustments                                                                       (237)                 370
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                       3,808                2,507
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                             (11,049)             (10,299)
       Proceeds from maturities of securities available for sale                                  131                3,191
       Proceeds from sale of securities available for sale                                      5,933                3,649
       Purchase of Federal Home Loan Bank stock                                                  (750)                (207)
       Net change in loans                                                                     (9,360)             (18,434)
       Premiums paid on life insurance                                                              0                  (95)
       Purchases of premises and equipment                                                       (747)              (2,406)
       Proceeds from sale of premises and equipment                                               629                    0
       Proceeds from sale of real estate owned                                                     30                    0
                                                                                         -------------------- -------------------
                Net cash used in investing activities                                         (15,183)             (24,601)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                     5,960                9,202
          Certificates of deposit                                                               9,886                7,034
       Proceeds from borrowings                                                                44,000               26,000
       Repayment of borrowings                                                                (30,500)             (19,000)
       Cash dividends                                                                            (386)                (175)
       Purchase of stock                                                                         (140)              (1,182)
       Stock options exercised                                                                     95                   15
       Acquisition of stock for stock benefit plans                                               (22)                   0
       Advances by borrowers for taxes and insurance                                               21                   26
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                      28,914               21,920
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                      17,539                 (174)

  Cash and Cash Equivalents, Beginning of Period                                                5,641                6,382
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                                  $  23,180            $   6,208
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                        $   4,354            $   5,101
       Income tax paid                                                                          1,012                  696


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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three-month periods ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Corporation as of that date.


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

                                              Nine Months Ended                         Nine Months Ended
                                             September 30, 2002                         September 30, 2001
                                             ------------------                         ------------------
                                                  Weighted         Per                        Weighted        Per
                                                   Average        Share                        Average       Share
                                      Income       Shares         Amount       Income          Shares        Amount
                                      ------       ------         ------       ------          ------        ------
                                                            (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders              $ 1,944      777,042         $ 2.50             $ 1,404     798,923         $ 1.76
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                         31,738                                         16,701
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                        $ 1,944      808,780         $ 2.40             $ 1,404     815,624         $ 1.72
                                   ============= =============== ===========    ================ ============== ===========



                                             Three Months Ended                         Three Months Ended
                                             September 30, 2002                         September 30, 2001
                                             ------------------                         ------------------
                                                  Weighted         Per                        Weighted        Per
                                                   Average        Share                        Average       Share
                                      Income       Shares         Amount       Income          Shares        Amount
                                      ------       ------         ------       ------          ------        ------
                                                            (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders                $ 682      780,124          $ .87               $ 530     778,635          $ .68
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                         32,868                                         24,116
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                          $ 682      812,992          $ .84               $ 530     802,751          $ .66
                                   ============= =============== ===========    ================ ============== ===========

Note 4: Reclassifications

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the September 30, 2002 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of placeas in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.


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


Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $572,000 and $540,000, respectively.


Financial Condition

At September 30, 2002, the Corporation's assets totaled $223.2 million, an increase of $31.6 million, or 16.5 % from December 31, 2001. The increase in assets resulted primarily from an increase in net loans receivable, including loans held for sale, of $7.2 million and an increase of approximately $5.4 million in investments, which was funded by an increase in deposits of $15.8 million and an increase in borrowed funds of $13.5 million. Liquid assets (i.e., cash and cash equivalents) increased by $17.6 million from December 31, 2001, to a total of $23.2 million at September 30, 2002.

The Corporation's consolidated allowance for loan losses totaled $2.0 million on both December 31, 2001 and September 30, 2002, which represented 1.2 % of total loans at both dates. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $690,000 and $1,013,000 at December 31, 2001 and September 30, 2002, respectively. Although management believes that its allowance for loan losses at September 30, 2002, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $161.4 million at September 30, 2002, an increase of $15.8 million, or 10.9 %, compared to total deposits at December 31, 2001. The growth for the nine-month period resulted from the marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $25.0 million at December 31, 2001, and $40.0 million on September 30, 2002. The average cost of Federal Home Loan Bank advances at September 30, 2002 was 4.87 %, slightly up from 4.54 % at December 31, 2001, and $10 million in ten year advances were added to the portfolio at the beginning of the third quarter of 2002, which should result in future long-term benefits for the Corporation.

Shareholders' equity totaled $20.0 million at September 30, 2002, an increase of $2.0 million, or 11.1 % from $18.0 million at December 31, 2001. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2002, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

General

The Corporation's net income for the nine months ended September 30, 2002, totaled $1.9 million, an increase of $540,000 or 38.5 % from the $1.4 million reported for the period ended September 30, 2001. The increase in income in the 2002 period was primarily attributable to an increase in net interest income of $648,000 and an increase in other income of $1,004,000. These increases were partially offset by an increase in the provision for loan losses of $100,000 and an increase in other expenses of $619,000.


Net Interest Income

Total interest income for the nine months ended September 30, 2002 amounted to $9.5 million, a decrease of $265,000, or 2.7 %, below the comparable period in 2001, reflecting the effects of an increase in average interest-earning assets outstanding but also a decrease in the average loan rate of approximately 0.68 %.

Interest expense on deposits decreased by $1.3 million, or 30.3 %, to a total of $3.1 million for the nine months ended September 30, 2002, due primarily to a decrease in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $1.1 million for the nine months ended September 30, 2002, an increase of $425,000, from the comparable period in 2001. This increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $648,000, or 13.8 %, for the nine months ended September 30, 2002, as compared to the same period in 2001.


Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $410,000 provision for losses on loans for the nine months ended September 30, 2002, compared to the $310,000 amount recorded in the 2001 period. The 2002 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at September 30, 2002, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.


Other Income

Other income increased by $1.0 million, during the nine months ended September 30, 2002, as compared to the same period in 2001. The increase was due primarily to the fact that the gain on sale of loans increased by $269,000, a sale of premises added $350,000 and service fees and charges increased $328,000. The Bank sold loans of approximately $43.0 million during the nine months ended September 30, 2002. This increase in loans sold is the result of mortgage rates being at a forty-year low and the ability of the personnel of the Bank to generate a large volume of loans.


Other Expense

Other expense increased by $619,000, or 19.4 %, during the nine months ended September 30, 2002, as compared to the same period in 2001. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.


Income Taxes

The provision for income taxes totaled $1.3 million for the nine months ended September 30, 2002, an increase of $393,000, or 44.6 %, as compared to the same period in 2001. The effective tax rates were 39.6 % and 38.6% for the nine months ended September 30, 2002 and 2001, respectively.


Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General

The Corporation's net income for the three months ended September 30, 2002, totaled $682,000, an increase of $152,000, or 28.7 % from the $530,000 of net income reported in the comparable 2001 period. The increase in earnings in the 2002 period was primarily attributable to an increase in net interest income of $157,000 and an increase in other income of $458,000, offset by an increase in other expenses of $311,000.


Net Interest Income

Total interest income for the three months ended September 30, 2002 amounted to $3.2 million, a decrease of $89,000, or 2.7%, from the comparable quarter in 2001, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans totaled $3.0 million for the three months ended September 30, 2002, a decrease of $175,000, or 5.6 %, from the comparable 2001 quarter.

Interest expense on deposits decreased by $430,000, or 30.3 %, to a total of $991,000 for the quarter ended September 30, 2002, due primarily to a decrease in the average rate of deposits outstanding. Interest expense on borrowings totaled $415,000 for the three months ended September 30, 2002, an increase of $184,000 over the comparable quarter in 2001. This increase resulted from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $157,000, or 9.4 %, for the three months ended September 30, 2002, as compared to the same quarter in 2001.


Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $150,000 provision for losses on loan for the three months ended September 30, 2002, compared to the $110,000 recorded in the 2001 period. While management believes that the allowance for losses on loans is adequate at September 30, 2002, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.


Other Income

Other income increased by $458,000, for the three months ended September 30, 2002, as compared to the same period in 2001, due primarily to a $336,000 increase in gains on sale of loans. The Bank sold loans totaling approximately $26.5 million during the third quarter of 2002.


Other Expense

Other expenses increased by $311,000, or 27.6 %, during the three months ended September 30, 2002, compared to the same period in 2001. The increase was due primarily to the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.


Income Taxes

The provision for income taxes totaled $446,000 for the three months ended September 30, 2002, an increase of $112,000, or 33.5 %, as compared to the same period in 2001. This increase resulted primarily from an increase in net income before income taxes of $264,000, or 30.6 %. The effective tax rates were 39.5 % and 38.7 % for the three months ended September 30, 2002 and 2001, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.


Item 3. Controls and Procedures.

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of River Valley Bancorp's management, including our President and Vice President of Finance, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our President and Vice President of Finance have concluded that River Valley Bancorp's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President and Vice President of Finance have concluded that there were no significant changes in the company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter September 30, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RIVER VALLEY BANCORP

Date:  November 14, 2002             By: /s/ Matthew P. Forrester
                                     -------------------------------------------
                                        Matthew P. Forrester
                                        President and Chief Executive Officer


Date:  November 14, 2002             By: /s/ Larry C. Fouse
                                     -------------------------------------------
                                        Larry C. Fouse
                                        Vice President of Finance





                                  CERTIFICATION


I, Matthew P. Forrester, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-QSB  of River  Valley
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                          /s/ Matthew P. Forrester
                                          --------------------------------------
                                          Matthew P. Forrester
                                          President and Chief Executive Officer


                                  CERTIFICATION

I, Larry C. Fouse, certify that:

1.   I have  reviewed  this  quarterly  report on Form  10-QSB  of River  Valley
     Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated: November 14, 2002
                                          /s/ Larry C. Fouse
                                          --------------------------------------
                                          Larry C. Fouse
                                          Vice President of Finance



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

Signed this 14 day of November 2002.



/s/ Matthew P. Forrester                  /s/ Larry C. Fouse
-------------------------------------     --------------------------------------
Matthew P. Forrester                      Larry C. Fouse
President and Chief Executive Officer     Vice President of Finance