Form 10KSB
period 2002-12-31
RIVER VALLEY BANCORP
filed 2003-03-31
CIK 1015593

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had $15,849,000 in revenues for the fiscal year ended December 31, 2002.

As of February 25, 2003, there were issued and outstanding 813,820 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average sale price of such stock as of February 25, 2003, was $18,376,531.17.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated into Part II. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 39 pages

                              RIVER VALLEY BANCORP
                                   Form 10-KSB
                                      INDEX


                                                                            Page


FORWARD LOOKING STATEMENT......................................................3

PART I
         Item 1.    Description of Business....................................3
         Item 2.    Description of Properties.................................30
         Item 3.    Legal Proceedings.........................................30
         Item 4.    Submission of Matters to a Vote of Security Holders.......30
         Item 4.5.  Executive Officers of the Registrant......................31

PART II
         Item 5.    Market for Common Equity and Related
                        Stockholder Matters...................................32
         Item 5.5.  Selected Consolidated Financial Data......................32
         Item 6.    Management's Discussion and Analysis or
                        Plan of Operation.....................................32
         Item 6A.   Quantitative and Qualitative Disclosures
                        About Market Risk.....................................32
         Item 7.    Financial Statements......................................32
         Item 8.    Changes in and Disagreements with Accountants
                        Accounting and Financial Disclosure...................32

PART III
         Item 9.  Directors and Executive Officers of the Registrant..........33
         Item 10. Executive Compensation .....................................33
         Item 11. Security Ownership of Certain Beneficial
                        Owners and Management.................................33
         Item 12. Certain Relationships and Related Transactions..............33
         Item 13. Exhibits and Reports on Form 8-K............................34
         Item 14. Controls and Procedures.....................................34

SIGNATURES....................................................................35

CERTIFICATIONS............................................................... 37

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

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 43.4% of the Bank's total loan portfolio at December 31, 2002. The Bank identified $1,062,000 in loans held for sale at December 31, 2002. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 2002, 2001, 2000, 1999 and 1998 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.


                                                                     At December 31,
                             -----------------------------------------------------------------------------------------------------
                                    2002                2001                2000                 1999                 1998
                             ------------------  ------------------   -------------------  ------------------   ------------------
                                       Percent             Percent               Percent             Percent              Percent
                              Amount   of Total   Amount   of Total    Amount    of Total   Amount   of Total     Amount  of Total
                             --------- --------  --------  --------   --------   --------  --------  --------   --------  --------
TYPE OF LOAN                                                            (Dollars in thousands)
Residential real estate:
  One-to four-family         $ 73,197    43.4%   $ 73,431     45.1%   $ 77,304      52.0%  $ 69,588     58.6%   $ 65,907     57.4%
  Multi-family                  4,396     2.6       3,932      2.4       3,319       2.2      2,918      2.5       1,775      1.6
  Construction                  4,866     2.9       6,874      4.2       6,827       4.6      4,163      3.5       8,126      7.1
Nonresidential real estate     42,672    25.3      36,898     22.7      25,944      17.4     12,758     10.7       7,604      6.6
Land loans                      3,364     2.0       4,994      3.1       4,269       2.9     10,079      8.5       6,300      5.5
Consumer loans:
  Automobile loans              9,494     5.6      12,320      7.6      11,118       7.5      6,922      5.8       6,828      5.9
  Loans secured by deposits       401      .2         537       .3         574        .4        548       .5         723       .6
  Home improvement loans           --      --          --       --           6        --         34       --          --       --
  Other                         4,171     2.5       4,549      2.8       2,988       2.0      2,040      1.7       5,089      4.4
Commercial loans               26,203    15.5      19,216     11.8      16,361      11.0      9,780      8.2      12,461     10.9
                             --------   -----    --------   ------    --------    ------   --------   ------    --------   ------
Gross loans receivable        168,764   100.0     162,751    100.0     148,710     100.0    118,830    100.0     114,813    100.0
Add/(Deduct):
  Deferred loan origination
    costs                          379     .2         356       .2         324        .2        245       .2         200       .2
  Undisbursed portions of
    loans in process            (2,147)  (1.3)     (3,163)    (2.0)     (6,362)     (4.3)    (2,422)    (2.0)     (1,151)    (1.0)
  Allowance for loan losses     (2,101)  (1.3)     (1,972)    (1.3)     (1,702)     (1.1)    (1,522)    (1.3)     (1,477)    (1.3)
                             ---------  -----    --------   ------    --------    ------   --------   ------    --------   ------
Net loans receivable         $ 164,895   97.6%   $157,972     96.9%   $140,970      94.8%  $115,131     96.9%   $ 112,385    97.9%
                             =========  =====    ========   ======    ========    ======   ========   ======    =========  ======

     The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                              Due During Years Ended December 31,
                                   Balance      -----------------------------------------------------------------
                                Outstanding at                                2006      2008      2013     2018
                                 December 31,                                  to        to        to       and
                                    2002          2003     2004     2005      2007      2012      2017  following
                                ------------------------   ---------------- -------- -------- -------- -----------------
                                                                  (In thousands)
Residential real estate loans:
  One-to four-family              $ 73,197      $ 3,549    $  170   $  352   $1,033   $ 4,998   $12,192  $50,903
  Multi-family                       4,396            1        --       11       --       402       837    3,145
  Construction                       4,866        4,866        --       --       --        --        --       --
Nonresidential
  Real estate loans                 42,672          408        37      224      248     1,488    10,064   30,203
Land loans                           3,364           40         9       --       51       322       713    2,229
Consumer loans:
  Loans secured by deposits            401          170        51       88       82         8        --        2
  Other loans                       13,665        1,256     1,569    3,415    5,635       685       405      700
Commercial loans                    26,203       12,313     1,151      665    2,542     2,985     2,340    4,207
                                  --------      -------    ------   ------   ------   -------   -------  -------
  Total                           $168,764      $22,603    $2,987   $4,755   $9,591   $10,888   $26,551  $91,389
                                  ========      =======    ======   ======   ======   =======   =======  =======

The following table sets forth, as of December 31, 2002, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                            Due After December 31, 2003
                                   -----------------------------------------
                                   Fixed Rates   Variable Rates       Total
                                   -----------   --------------     --------
                                                 (In thousands)

Residential real estate loans:
  One-to four-family                 $10,096       $ 59,552         $ 69,648
  Multi-family                         1,092          3,303            4,395
  Construction                            --             --               --
Non-residential real estate loans      6,918         35,346           42,264
Land loans                               535          2,789            3,324
Consumer loans:
  Loans secured by deposits              231             --              231
  Other loans       .                 12,197            212           12,409
Commercial loans                       6,514          7,376           13,890
                                    --------       --------         --------
                  Total              $37,583       $108,578         $146,161
                                    ========       ========         ========

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $73.2 million, or 43.4% of the Bank's portfolio of loans, at December 31, 2002, consisted of one- to four-family residential loans, of which approximately 85.5% had adjustable rates.

     The Bank currently offers adjustable rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 2002 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

     The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2002, approximately 14.5% of the Bank's one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC"). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2002, the Bank had approximately $76.5 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.


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

     At December 31, 2002, the Bank had outstanding approximately $5.5 million of home equity loans, with unused lines of credit totaling approximately $7.1 million. One home equity loan was included in non-performing assets on that date in the amount of $5,000. The Bank's home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

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

     At December 31, 2002, $494,000 of one- to four-family residential mortgage loan, or 0.3% of total loans, were included in the Bank's non-performing assets.

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

     At December 31, 2002, $4.9 million, or 2.9% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2002 totaled $741,000. Construction loans in the amount of $113,000, or 0.07% of total loans, were included in non-performing assets on that date.

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

     Nonresidential Real Estate Loans. At December 31, 2002, $42.7 million, or 25.3% of the Bank's portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank originates nonresidential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

     The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. The Bank's largest nonresidential real estate loan as of December 31, 2002 was $2,656,000 and was secured by three commercial buildings in (or close in proximity to) Madison, Indiana. Nonresidential real estate loans totaling $252,000 were included in non-performing assets at December 31, 2002.

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

     Multi-family Loans. At December 31, 2002, approximately $4.4 million, or 2.6% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 2002 was $1,431,000 and was secured by a 46-unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets on that date.

     Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See "Nonresidential Real Estate Loans" above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

     Land Loans. At December 31, 2002, approximately $3.4 million, or 2.0% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2002, the Bank's largest land loan totaled $700,000.

     Land loans totaling $82,000, or 0.05% of the Bank's total loan portfolio, were included in non-performing assets as of December 31, 2002. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

     Commercial Loans. At December 31, 2002, $26.2 million, or 15.5% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2002, approximately $24.7 million, or 94.3%, of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2002, the largest commercial loan was $920,000. As of the same date, commercial loans totaling $79,000 were included in non-performing assets.

     Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

     Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans aggregated approximately $14.1 million at December 31, 2002, or 8.3% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 2002, 88.5% of the Bank's consumer loans were secured by collateral.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2002, consumer loans amounting to $55,000 were included in non-performing assets.

     Origination, Purchase and Sale of Loans. The Bank historically originated its ARMs pursuant to its own underwriting standards which did not conform with the standard criteria of the FHLMC or Federal National Mortgage Association ("FNMA"). The Bank's ARMs varied from secondary market criteria because, among other things, the Bank did not require current property surveys in most cases and did not permit the conversion of those loans to fixed rate loans in the first three years of its term. If the Bank desired to sell its non-conforming ARMs, it may have experienced difficulty in selling such loans quickly in the secondary market.

     In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2002, the Bank serviced $76.5 million in loans sold to the FHLMC.

     The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 2002, the Bank held loans totaling approximately $4.9 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank's four full-service offices.

     The Bank's loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

     Under the Bank's lending policy, a loan officer may approve mortgage loans up to $175,000, a Senior Loan Officer may approve mortgage loans up to $250,000 and the President may approve mortgage loans up to $322,700. All other mortgage loans must be approved by at least four members of the Bank's Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $75,000, by a Senior Loan Officer for up to $200,000 and by the President up to $300,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $25,000, by a Senior Loan Officer up to $75,000 and by the President up to $175,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $10,000 or up to $25,000 by a Senior Loan Officer or the President. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank's Board of Directors.

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

     The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 2002, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $525,000 that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

     The following table shows loan origination and repayment activity for the Bank during the periods indicated:


                                               Year Ended December 31,
                                         ----------------------------------
                                            2002        2001          2000
                                         --------    --------      --------
                                                  (In thousands)
Loans Originated:
  Residential real estate loans (1)      $ 98,791    $ 76,409      $ 24,630
  Multi-family loans                          864         730           133
  Construction loans                       16,980      12,638        13,120
  Non-residential real estate loans        17,988      21,486        17,308
  Land loans                                4,537       2,363         2,499
  Consumer and other loans                  6,758      14,610        12,708
  Commercial loans                         25,505      19,626        14,768
                                         --------    --------      --------
      Total loans originated              171,423     147,862        85,166
Reductions:
  Sales                                    67,915      45,790         2,614
  Principal loan repayments and other (2)  96,585      85,070        56,713
                                         --------    --------      --------
      Total reductions                    164,500     130,860        59,327
                                         --------    --------      --------
  Net increase                           $  6,923    $ 17,002       $ 25,839
                                         ========    ========       ========
------------------
(1)  Includes loans originated for sale in the secondary market.

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

     Non-performing Assets. At December 31, 2002, $1,042,000, or 0.47% of consolidated total assets, were non-performing loans compared to $690,000, or 0.36% of consolidated total assets, at December 31, 2001. The Bank had no REO at December 31, 2002.

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

                                                      At December 31,
                                                ------------------------
                                                 2002     2001      2000
                                                ------   ------   ------
                                                     (In thousands)
Non-performing assets:
  Non-performing loans                          $1,080   $  690   $  621
  Troubled debt restructurings                     848    1,486    1,314
                                               -------   ------   ------
     Total non-performing
      loans and troubled
      debt restructurings                        1,928    2,176    1,935
                                                -------  -------  -------
     Total non-performing assets                $1,928   $2,176   $1,935
                                                ======   ======   ======
Total non-performing loans
  and troubled debt
  restructurings to total loans                   1.14%    1.34%    1.30%
                                                ======    =====   ======
Total non-performing assets to total assets        .86%    1.14%    1.19%
                                                ======    ======  ======

     At December 31, 2002, the Bank held loans delinquent from 30 to 89 days totaling $505,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2002, 2001 and 2000 relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                            At December 31, 2002                 At December 31, 2001                At December 31, 2000
                    ------------------------------------ -----------------------------------  -----------------------------------
                        30-89 Days      90 Days or More      30-89 Days      90 Days or More     30-89 Days      90 Days or More
                    ------------------ ----------------- ----------------- ------------------ ----------------- -----------------
                             Principal         Principal         Principal          Principal         Principal         Principal
                     Number   Balance  Number   Balance  Number   Balance  Number    Balance  Number   Balance  Number   Balance
                    of Loans of Loans of Loans of Loans of Loans of Loans of Loans  of Loans of Loans of Loans of Loans of Loans
                    -------- -------- -------- -------- -------- -------- --------  -------- -------- -------- -------- --------
                                                                     (Dollars in thousands)
Residential real
  estate loans         9       $105      5       $  499    5        $110     1        $ 37      4      $ 98       2        $171
Construction loans     2        100      1          113   --          --    --          --     --        --       1         115
Land loans            --         --      1           82    1          52     1          18     --        --       1         214
Non-residential
  real estate loans   --         --      2          252   --          --     1         164     --        --      --          --
Consumer loans        42        270     10           55   44         333    19         125     17        82      13          72
Commercial loans       2         30      4           79    8         352    15         346      4        60       2          49
                     ---       ----    ---       ------  ---        ----   ---        ----    ---      ----     ---        ----
  Total               55       $505     23       $1,080   58        $847    37        $690     25      $240      19        $621
                     ===       ====    ===       ======   ==        ====    ==        ====     ==       ===     ===        ====
Delinquent loans to
  total loans                                      0.94%                              0.94%                                0.58%
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

     At December 31, 2002, the aggregate amount of the Bank's classified assets are as follows:


                          At December 31, 2002
                          --------------------
                            (In thousands)
Substandard assets              $2,780
Doubtful assets                    204
Loss assets                         --
                                ------
  Total classified assets       $2,984
                                ======

     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.


Allowance for Loan Losses


     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2002. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2002.

                                                                         Year Ended December 31,
                                                         --------------------------------------------------------
                                                           2002        2001         2000        1999        1998
                                                         --------    --------    --------    --------    --------
                                                                         (Dollars in thousands)
Balance at beginning of period.....................      $1,972      $1,702       $1,522      $1,477      $1,276
Charge-offs:
     Single-family residential.....................        (132)        (31)          (4)        (17)         --
     Consumer......................................        (258)       (107)         (71)        (86)       (140)
     Commercial....................................        (111)        (73)          (9)        (20)        (83)
                                                       --------   ---------   ----------   ---------   ---------
       Total charge-offs...........................        (501)       (211)         (84)       (123)       (223)
Recoveries.........................................          60          31           37          28         149
                                                      ---------   ---------    ---------   ---------    --------
   Net charge-offs.................................        (441)       (180)         (47)        (95)        (74)
Provision for losses on loans......................         570         450          227         140         275
                                                       --------    --------     --------    --------    --------
   Balance at end of period........................      $2,101      $1,972       $1,702      $1,522      $1,477
                                                         ======      ======       ======      ======      ======
Allowance for loan losses as a percent of
   total loans outstanding before net items........       1.25%       1.21%        1.15%       1.28%       1.29%
                                                          ====        ====         ====        ====        ====
Ratio of net charge-offs to average loans
   outstanding before net items....................       0.27%       0.12%        0.03%       0.08%       0.06%
                                                          ====        ====         ====        ====        ====

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.


                                                                     At December 31,
                             -------------------------------------------------------------------------------------------------------
                                    2002                 2001                 2000                 1999                 1998
                             -----------------    ------------------   -----------------   -------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                      of loans             of loans             of loans             of loans             of loans
                                      in each              in each              in each              in each              in each
                                      category             category             category             category             category
                                      to total             to total             to total             to total             to total
                             Amount     loans     Amount     loans     Amount     loans     Amount     loans     Amount     loans
                             ------   --------    ------   --------    ------   --------    ------   --------    ------   --------

                                                                 (Dollars in thousands)
Balance at end of
period applicable to:
  Residential real estate    $  827     48.9%     $  610     51.7%     $  346     58.8%     $    4     64.6%     $   11      66.1%
  Nonresidential real estate    131     27.3         156     25.8          --     20.3          --     19.2          --      12.1
  Consumer loans                452      8.3         626     10.7         403      9.9         109      8.0         111      10.9
  Commercial loans              458     15.5         365     11.8         106     11.0          --      8.2          --      10.9
  Unallocated                   233       --         215       --         847       --       1,409       --       1,355        --
                             ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                  Total      $2,101    100.0%     $1,972    100.0%     $1,702    100.0%     $1,522    100.0%     $1,477     100.0%
                             ======    =====      ======    =====      ======   ======      ======   ======      ======   =======



Investments and Mortgage-Backed Securities


     Investments. The Bank's investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank ("FHLB") stock. At December 31, 2002, the investments in the portfolio had a carrying value of approximately $29.6 million, or 13.2%, of the consolidated total assets.

The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                                        At December 31,
                               ---------------------------------------------------------------------------------------------
                                          2002                              2001                                2000
                               -----------------------            -----------------------             ----------------------
                               Amortized        Market            Amortized        Market             Amortized       Market
                                 Cost           Value               Cost           Value                Cost          Value
                               ---------        ------            ---------        ------             ---------       ------
                                                                         (In thousands)
Available for Sale:
  U.S. Government and agency
    obligations                 $24,581        $25,148             $14,756        $14,835               $4,921        $4,989
  Corporate bonds                 2,090          2,091               1,645          1,640                   --            --
  Municipal securities              335            352                 335            347                  336           340
                               ---------        ------            ---------        ------             ---------       ------

  Total available for sale       27,006         27,591              16,736         16,822                5,257         5,329
FHLB stock                        2,000          2,000               1,250          1,250                  943           943
                               ---------        ------            ---------        ------             ---------       ------
    Total investments.          $29,006        $29,591             $17,986        $18,072               $6,200        $6,272
                               =========       =======            =========       =======             =========       ======

     The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.



                                                      Amount at December 31, 2002 which matures in
                          ------------------------------------------------------------------------------------------
                                One Year               One Year               Five to                  After
                                or Less             to Five Years            Ten Years               Ten Years
                          --------------------   --------------------    -------------------    --------------------
                          Amortized    Average   Amortized    Average    Amortized   Average    Amortized    Average
                            Cost        Yield      Cost        Yield        Cost      Yield        Cost       Yield
                          ---------    -------   ---------    -------    ----------  -------    ---------    --------
                                                                (Dollars in thousands)
U.S. Government and agency
   obligations              $ --           --%    $24,581      3.34%       $ --        --%       $  --          --%
Municipal Securities         100         4.34         175      4.80          60      5.70           --          --
Corporate Bonds.              --           --       2,090      1.90          --        --           --          --


     Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for an $5,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

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

     At December 31, 2002, the Bank had mortgage-backed securities with a carrying value of approximately $583,000 all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

     The following table sets forth the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.


                                                                          At December 31,
                                          -------------------------------------------------------------------------
                                                  2002                        2001                     2000
                                          ---------------------      -----------------------   --------------------
                                          Amortized      Market      Amortized        Market   Amortized     Market
                                            Cost         Value         Cost           Value       Cost       Value
                                          ---------      ------      ---------        ------   ---------     ------
                                                        (In thousands)
Available for Sale:
  Government agency securities               $120         $122         $204            $207      $1,314     $1,289
  Collateralized mortgage obligations         451          461          634             624         627        629
                                            -----        -----        -----           -----    --------   --------
    Total mortgage-backed securities         $571         $583         $838            $831      $1,941     $1,918
                                             ====         ====         ====            ====      ======     ======


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.


                                                           Amount at December 31, 2002 which matures in
                                ---------------------------------------------------------------------------------------
                                       One Year                         One Year                          After
                                       or Less                        to Five Years                     Five Years
                                -----------------------          -------------------------      -----------------------
                                Amortized       Average          Amortized         Average      Amortized       Average
                                  Cost           Yield              Cost            Yield          Cost          Yield
                                ---------       -------          ---------         -------      ---------       -------
                                                                    (Dollars in thousands)
Mortgage-backed securities
  available for sale               $1            3.38%             $570             5.74%          $--             --%

     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended December 31, 2002, 2001 and 2000.


                                                                                 Year Ended December 31,
                                                                      -------------------------------------------
                                                                         2002            2001             2000
                                                                      ----------      ----------       ----------
                                                                                     (In thousands)
Beginning balance...............................................       $  831           $1,918            $4,209
Purchases.......................................................           --               --             1,000
Sales proceeds..................................................          (44)            (874)           (1,006)
Repayments......................................................         (217)            (207)           (2,297)
Losses on sales.................................................           --              (16)              (12)
Premium and discount amortization, net..........................           (6)              (6)              (20)
Unrealized gains on securities available for sale...............           19               16                44
                                                                     --------        ---------         ---------
Ending balance..................................................       $  583          $   831            $1,918
                                                                       ======          =======            ======


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

     An analysis of the Bank's deposit accounts by type, maturity and rate at December 31, 2002 is as follows:



                                        Minimum       Balance at                         Weighted
                                        Opening       December 31,        % of           Average
Type of Account                         Balance          2002           Deposits           Rate
---------------                         -------       ------------      --------         --------
                                                            (Dollars in thousands)
Withdrawable:
  Non-interest bearing accounts         $    100       $ 11,115           6.9%              .00%
  Savings accounts                            50         24,538          15.2              1.47
  MMDA                                       100         11,900           7.3              1.51
  NOW accounts                               100         18,748          11.6               .88
                                                       --------          ----              ----
    Total withdrawable                                   66,301          41.0              1.06

Certificates (original terms):
  I.R.A.                                     250          6,661           4.1              3.71
  3 months                                 2,500            584            .4              1.54
  6 months                                 2,500          1,295            .8              1.98
  9 months                                 2,500            547            .3              2.48
  12 months                                  500         17,315          10.7              2.65
  15 months                                  500          7,203           4.4              2.82
  18 months                                  500          2,340           1.4              3.27
  24 months                                  500          7,376           4.6              4.65
  30 months                                  500          1,814           1.1              3.94
  36 months                                  500          1,590           1.0              4.77
  48 months                                  500          1,272            .8              4.81
  60 months                                  500          5,630           3.5              4.99
Jumbo certificates                       100,000         41,901          25.9              2.70
                                                       --------         -----              ----
    Total certificates                                   95,528          59.0              3.14
                                                       --------         -----              ----
Total deposits                                         $161,829         100.0%             2.29
                                                       ========         =====

     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                        At December 31,
                         ---------------------------------------------
                           2002              2001       .     2000
                         ----------        ----------       ----------
                                         (In thousands)
0.00 to 3.00%              $63,261          $10,647         $    --
3.01 to 5.00%               21,412           43,307          26,782
5.01 to 6.00%                8,187           11,417           5,997
6.01 to 7.00%                2,346           15,972          42,370
7.01 to 8.00%                  322       .    1,818           2,309
                           -------          -------         -------
         Total             $95,528          $83,161         $77,458
                           =======          =======         =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2002. Matured certificates, which have not been renewed as of December 31, 2002, have been allocated based upon certain rollover assumptions.


                                        Amounts at December 31, 2002
                           --------------------------------------------------
                           One Year        Two         Three     Greater Than
                           or Less        Years        Years      Three Years
                           --------       -----        -----     ------------
                                             (In thousands)
0.00 to 3.00%              $60,689      $ 2,063       $  106        $  403
3.01 to 5.00%                7,985        7,053          996         5,378
5.01 to 6.00%                2,522        1,038          829         3,798
6.01 to 7.00%                2,320           12           14            --
7.01 to 8.00%                  221           --          101            --
                           -------      -------       ------        ------
         Total             $73,737      $10,166       $2,046        $9,579
                           =======      =======       ======        ======

     The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                                            At December 31, 2002
                                                            --------------------
Maturity Period                                              (In thousands)
---------------
         Three months or less                                     $19,435
         Greater than three months through six months               4,126
         Greater than six months through twelve months             14,429
         Over twelve months                                         3,911
                                                                  -------
                  Total                                           $41,901
                                                                  =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                Balance                Increase     Balance               Increase      Balance
                                   at                 (Decrease)       at                 (Decrease)      at
                              December 31,    % of       from      December 31,   % of      from       December 31,     % of
                                 2002       Deposits     2001         2001       Deposits   2000          2000         Deposits
                              ------------  --------  ----------   ------------  -------- ----------   ------------    --------
                                                                 (Dollars in thousands)
Withdrawable:
  Non-interest bearing
    accounts                    $ 11,115      6.9%     $   (291)    $ 11,406       7.9%   $  2,236      $  9,170        7.0%
  Savings accounts                24,538     15.2         4,449       20,089      13.8      (1,119)       21,208       16.3
  MMDA                            11,900      7.3        (1,524)      13,424       9.2       6,114         7,310        5.6
  NOW accounts                    18,748     11.6         1,257       17,491      12.0       2,412        15,079       11.6
                                --------    -----      ---------    --------     -----    --------      --------      -----
    Total withdrawable            66,301     41.0         3,891       62,410      42.9       9,643        52,767       40.5
Certificates (original terms):
  I.R.A.                           6,661      4.1           716        5,945       4.1        (551)        6,496        5.0
  3 months                           584       .4           520           64        --          22            42         --
  6 months                         1,295       .8        (1,564)       2,859       2.0         338         2,521        1.9
  9 months                           547       .3          (323)         870        .6      (6,006)        6,876        5.3
  12 months                       17,315     10.7           133       17,182      11.8         610        16,572       12.7
  15 months                        7,203      4.4        (1,747)       8,950       6.1       5,158         3,792        2.9
  18 months                        2,340      1.4          (794)       3,134       2.2      (2,730)        5,864        4.5
  24 months                        7,376      4.6        (1,553)       8,929       6.1       4,913         4,016        3.1
  30 months                        1,814      1.1           125        1,689       1.2         (90)        1,779        1.4
  36 months                        1,590      1.0           314        1,276        .9         935           341         .3
  48 months                        1,272       .8           709          563        .4         195           368         .3
  60 months                        5,630      3.5         4,273        1,357        .9         274         1,083         .8
Jumbo certificates                41,901     25.9        11,558       30,343      20.8       2,635        27,708       21.3
                                --------    -----      --------     --------     -----    --------      --------      -----
  Total certificates              95,528     59.0        12,367       83,161      57.1       5,703        77,458       59.5
                                --------    -----      --------     --------     -----    --------      --------      -----
Total deposits                  $161,829    100.0%      $16,258     $145,571     100.0%   $ 15,346      $130,225      100.0%
                                ========    =====       =======     ========     =====    ========      ========      =====

     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2002, the Bank had $40 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

     The following table presents certain information relating to the Holding Company's and the Bank's borrowings at or for the years ended December 31, 2002, 2001 and 2000.


                                                                                 At or for the Year
                                                                                 Ended December 31,
                                                                  2002              2001             2000
                                                               ----------        ----------       ----------
                                                                               (In thousands)
FHLB Advances and Other Borrowed Money:
         Outstanding at end of period                           $40,000           $26,500           $13,450
         Average balance outstanding for period                  32,475            17,385             8,813
         Maximum amount outstanding at any
                  month-end during the period                    40,000            26,500            13,450
         Weighted average interest rate during the period          4.88%             5.50%             5.67%
         Weighted average interest rate at end of period           4.48%             4.53%             6.42%


Service Corporation Subsidiaries


     Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

     A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the Department of Financial Institutions at least 30 days advance written notice. The Federal Deposit Insurance Corporation may, after consultation with the Office of Thrift Supervision, prohibit specified activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     The Bank currently owns one subsidiary, Madison First Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973. Madison First Service Corporation currently holds land but does not otherwise engage in significant business activities.


Employees


     As of December 31, 2002, the Bank employed 57 persons on a full-time basis and 10 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

     The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of its securities, and limitations upon other aspects of banking operations. In addition, the Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.


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

     The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2002, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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


Federal Home Loan Bank System


     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2002, the Bank's investment in stock of the FHLB of Indianapolis was $2 million. For the fiscal year ended December 31, 2002, the FHLB of Indianapolis paid approximately $95,000 in dividends to the Bank, for an annual rate of 5.9%.

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




Savings Association Regulatory Capital


     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2002, the Bank was in compliance with all capital requirements imposed by law.

     The OTS issued a final rule in 1993 which sets forth a methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS delayed the implementation of this rule, however, and in 2002 deleted this interest rate risk component from the capital requirements applicable to savings associations.

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


Prompt Corrective Regulatory Action


     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2002, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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


Liquidity


     The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.


Safety and Soundness Standards


     The federal banking agencies have adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, interest rate exposure, asset quality and earnings standards. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.

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


Loans to One Borrower


     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2002, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.


Qualified Thrift Lender


     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2002, the Bank was in compliance with its QTL requirement, with approximately 81.3% of its portfolio assets invested in QTIs.

     A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).


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


Transactions with Affiliates


     The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions deemed to be consistent with safe and sound banking practices for transactions between a financial institution and its affiliates, and restrict the types of collateral security permitted in connection with a financial institution's extension of credit to an affiliate.


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

Sarbanes-Oxley Act of 2002


     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Holding Company anticipates incurring additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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


Predatory Lending


     The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing "predatory lending." The term "predatory lending" encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following:
(i) making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending"); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board's new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 ("HOEPA"). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower's interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank is unable at this time to determine the impact that these new regulations, or any similar state predatory lending regulations, may have on its financial condition or results of operation.


USA Patriot Act of 2001


     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws. On July 23, 2002, the Treasury Department proposed regulations requiring institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and
(iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.

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

Item 2.   Description of Properties.


     The following table provides certain information with respect to the Bank's offices as of December 31, 2002.

                                                                         Net Book Value
                                                                          of Property,
                                                   Year                    Furniture,                Approximate
                                                 Opened or                Fixtures and                 Square
Description and Address                          Acquired                   Equipment                  Footage
------------------------------------          --------------            -----------------         -----------------
                                                                     (Dollars in thousands)
Locations in Madison, Indiana:
         Downtown Office:
                  233 E. Main Street                1952                   $   451                      9,110

         Drive-Through Branch:
                  401 E. Main Street                1984                        96                        375

         Hilltop Location:
                  430 Clifty Drive                  1983                     4,072                     32,000

         Wal-mart Banking Center:
                  567 Ivy Tech Drive                1995                         1                        517

Location in Hanover, Indiana:
                  10 Medical Plaza Drive            1995                       455                        656

Location in Charlestown, Indiana:
                  1025 Highway 62                   2002                       391                      1,500

Location in Sellersburg, Indiana:
                  Highway 311                       2002                       275                         --

     The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $338,000 at December 31, 2002.

     The Bank operates nine automated teller machines ("ATMs"), one at each office location (the main office has two), one at Hanover College, one at a Kroger supermarket, one at a BP gas station, all in Madison, Indiana, and one in Carrolton, Kentucky. The Bank's ATMs participate in the Shazam(R) network.

     The Bank performs its own data processing and reporting services.


Item 3.  Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or the Bank's business.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2002.

Item 4.5.  Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                           Position with the                    Position
Name                       Holding Company                      with the Bank
--------------------       -----------------                    --------------------------
Matthew P. Forrester       President and Chief                  President and Chief
                           Executive Officer                    Executive Officer
Lonnie D. Collins          Secretary                            Secretary
Larry C. Fouse             Vice President of Finance            Vice President of Finance
Deanna Liter               Vice President of Data Services      Vice President of Data Services
Barbara Eades              Vice President of Retail Banking     Vice President of Retail Banking
Loy Skirvin                Vice President of Human              Vice President of Human
                                Resources                               Resources
Mark A. Goley              Vice President of Lending            Vice President of Lending
Anthony D. Brandon         Vice President of Loan               Vice President of Loan
                                Administration                          Administration
John Muessel               Vice President - Trust Officer       Vice President - Trust Officer

     Matthew P. Forrester (age 46) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

     Lonnie D. Collins (age 54) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank's outside counsel since 1980.

     Larry C. Fouse (age 57) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens and from 1989 to 1993 served as Citizens' Vice President and Operations Officer.

     Deanna Liter (age 39) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens' Data Processing Department.

     Barbara Eades (age 53) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

     Loy Skirvin (age 54) has served as Vice President of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

     Mark A. Goley (age 47) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

     Anthony D. Brandon (age 31) has served as Vice President of Loan Administration since September of 2001. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

     John Muessel (age 50) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

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

     Other information required by this item is incorporated by reference to the material under the heading "Market Price of the Corporation's Common Shares and Related Shareholder Matters" on pages 2 and 3 of the Holding Company's 2002 Shareholder Annual Report (the "Shareholder Annual Report").


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


Item 6A.   Quantitative  and  Qualitative  Disclosures About Market Risk.


     The information required by this item is incorporated by reference to pages 14 through 16 of the Shareholder Annual Report.


Item 7.   Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 26 through 49 in the Shareholder Annual Report are incorporated herein by reference.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.


     There are no such changes and disagreements to report during the applicable period.

                                    PART III



Item 9.    Directors and Executive Officers of the Registrant.


     The information required by this item with respect to directors is incorporated by reference to pages 2 through 5 and page 9 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held April 16, 2003 (the "2003 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.


Item 10.   Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 5 and 6 of the 2003 Proxy Statement.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.


     The information required by this item is incorporated by reference to pages 1 and 2 of the 2003 Proxy Statement.

     The following table sets forth certain information pertaining to the Bank's equity compensation plans:

                      Equity Compensation Plan Information

                                                                                          Number of securities
                               Number of securities                                      remaining available for
                            to be issued upon exercise       Weighted-average             future issuance under
                             of outstanding options,         exercise price of             equity compensation
                            warrants and rights as of       outstanding options,        plans (excluding securities
                                December 31, 2002           warrants and rights          reflected in Column (a))
Plan Category                         (a)                          (b)                             (c)
-------------------------   --------------------------      --------------------        ---------------------------
Equity compensation plans
  approved by security
  holders                         85,134   (1)                 $15.15  (1)                     21,154  (1)
                                   4,220   (2)                     -0- (2)                     14,202  (2)
Equity compensation plans
  not approved by
  security holders                  ---                           ---                              --
Total                            89,354                        $15.15  (3)                     35,356

----------------------------

(1)  River Valley Bancorp Stock Option Plan.

(2) River Valley Bancorp Recognition and Retention Plan and Trust ("RRP"). Column (a) includes 4,220 shares granted to management but not yet vested. In addition, 29,188 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.


Item 12.   Certain Relationships and Related Transactions.


     The information required by this item is incorporated by reference to pages 7 and 8 of the 2003 Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K.


(a)  List the following documents filed as part of the report:

                                                                   Annual Report
Financial Statements                                                 Page No.
-------------------------------------------------------            -------------


Independent Accountants' Report...............................................25

Consolidated Balance Sheets at December 31, 2002 and 2001.....................26

Consolidated Statements of Income for the Years Ended December 31,
2002, 2001 and 2000...........................................................27

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2002, 2001 and 2000..............................................28

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2002, 2001 and 2000..............................................29

Consolidated Statements of Cash Flows for the Years Ended December 31,
2002, 2001 and 2000...........................................................30

Notes to Consolidated Financial Statements....................................31


(b)  Reports on Form 8-K.


     The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

Item 14.   Controls and Procedures.


     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Vice President of Finance, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on the Company's evaluation, its President and Vice President of Finance have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RIVER VALLEY BANCORP

                                     By:/s/ Matthew P. Forrester
                                        -----------------------------------
                                        Matthew P. Forrester, President and
                                        Chief Executive Officer



Date:  March 31, 2003



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                              Title
Date


(1) Principal Executive Officer:                                )
                                                                )
                                                                )
/s/ Matthew P. Forrester                                        )
-----------------------------------                             )
Matthew P. Forrester                    President and           )
                                        Chief Executive Officer )
                                                                )
                                                                )
                                                                )
(2) Principal Financial and Accounting                          )
    Officer:                                                    )
                                                                )
/s/ Larry C. Fouse                                              )
-----------------------------------     Treasurer               )
Larry C. Fouse                                                  )
                                                                )
                                                                ) March 31, 2003
                                                                )
                                                                )
(3) The Board of Directors:                                     )
                                                                )
                                                                )
                                                                )
/s/ Robert W. Anger                     Director                )
-----------------------------------                             )
Robert W. Anger                                                 )
                                                                )
                                                                )
/s/ Jonnie L. Davis                     Director                )
-----------------------------------                             )
Jonnie L. Davis                                                 )
                                                                )
                                                                )
/s/ Matthew P. Forrester                Director                )
-----------------------------------                             )
Matthew P. Forrester                                            )
                                                                )
                                                                )
/s/ Michael J. Hensley                  Director                )
-----------------------------------                             )
Michael J. Hensley                                              )
                                                                )
                                                                ) March 31, 2003
/s/ L. Sue Livers                       Director                )
-----------------------------------                             )
L. Sue Livers                                                   )
                                                                )
                                                                )
/s/ Fred W. Koehler                     Director                )
-----------------------------------                             )
Fred W. Koehler                                                 )
                                                                )
                                                                )
/s/ Charles J. McKay                    Director                )
-----------------------------------                             )
Charles J. McKay                                                )
                                                                )

                                  CERTIFICATION


I, Matthew P. Forrester, certify that:

1.   I have reviewed this annual report on Form 10-KSB of River Valley Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 31, 2003

                                        /s/ Matthew P. Forrester
                                        ----------------------------------------
                                        Matthew P. Forrester
                                        President and Chief Executive Officer

                                  CERTIFICATION


I, Larry C. Fouse, certify that:

1.   I have reviewed this annual report on Form 10-KSB of River Valley Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 31, 2003


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


Signed this 31st day of March,  2003.


/s/ Matthew P. Forrester                /s/ Larry C. Fouse
------------------------------------    ---------------------------------------
Matthew P. Forrester                    Larry C. Fouse
President and Chief Executive Officer   Vice President of Finance

                                  EXHIBIT INDEX



Exhibit No.
Description

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

        (8) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Larry Fouse is incorporated by reference to Exhibit 10(20) to the Registration Statement

        (9) Special Termination Agreement between River Valley Financial Bank, as successor to Citizens National Bank of Madison and Mark Goley is incorporated by reference to Exhibit 10(21) to the Registration Statement

        (10) Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

        (11) River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit B of Registrant's Schedule 14A filed May 12, 1997

        (12) River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit A of Registrant's Schedule 14A filed May 12, 1997

     13        Shareholder Annual Report

     21        Subsidiaries of the Registrant

     23        Consent of BKD, LLP