Form 10QSB
period 2003-03-31
RIVER VALLEY BANCORP
filed 2003-05-15
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

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

Yes [  ]    No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2003, there were 813,820 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets                               3

           Consolidated Condensed Statements of Income                         4

           Consolidated Condensed Statements of Comprehensive Income           5

           Consolidated Condensed Statements of Cash Flows                     6

           Notes to Unaudited Consolidated Condensed Financial Statements      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Controls and Procedures                                              13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13
Item 2.  Changes in Securities                                                13
Item 3.  Defaults Upon Senior Securities                                      14
Item 4.  Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15

CERTIFICATIONS                                                                16

Exhibit 99.1.  Certification                                                  18

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                              RIVER VALLEY BANCORP
                                      Consolidated Condensed Balance Sheets



                                                                           March 31,           December 31,
                                                                             2003                 2002
                                                                    --------------------- --------------------
                                                                       (In Thousands, Except Share Amounts)
                                                                        (Unaudited)
  Assets
       Cash and due from banks                                           $    2,933             $   5,094
       Interest-bearing demand deposits                                      18,430                13,516
                                                                    --------------------- --------------------
           Cash and cash equivalents                                         21,363                18,610
       Investment securities available for sale                              32,081                28,174
       Loans held for sale                                                      972                 1,062
       Loans                                                                170,064               166,996
           Allowance for loan losses                                          2,147                 2,101
                                                                    --------------------- --------------------
                Net Loans                                                   167,917               164,895
       Premises and equipment                                                 5,763                 5,741
       Federal Home Loan Bank stock                                           2,000                 2,000
       Interest receivable                                                    1,516                 1,467
       Other assets                                                           2,257                 2,071
                                                                    --------------------- --------------------
                  Total assets                                           $  233,869             $ 224,020
                                                                    ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                           $   12,197             $  11,115
           Interest-bearing                                                 152,560               150,714
                                                                    --------------------- --------------------
                Total deposits                                              164,757               161,829
       Borrowings                                                            46,000                40,000
       Interest payable                                                         405                   459
       Other liabilities                                                      1,537                 1,099
                                                                    --------------------- --------------------
           Total liabilities                                                212,699               203,387
                                                                    --------------------- --------------------

  Commitments and Contingencies


  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding -  813,820 and 810,844 shares
       Additional paid-in capital                                             8,039                 7,957
       Retained earnings                                                     13,055                12,654
       Shares acquired by stock benefit plans                                  (297)                (339)
       Accumulated other comprehensive income                                   373                   361
                                                                    --------------------- --------------------
           Total shareholders' equity                                        21,170                20,633
                                                                    --------------------- --------------------

           Total liabilities and shareholders' equity                    $  233,869             $ 224,020
                                                                    ===================== ====================


  See notes to consolidated condensed financial statements.

                                      RIVER VALLEY BANCORP
                           Consolidated Condensed Statements of Income
                                          (Unaudited)


                                                                  Three Months Ended
                                                                       March 31
                                                         ------------------ -------------------
                                                               2003                2002
                                                         ------------------ -------------------
                                                          (In Thousands, Except Share Amounts)
Interest Income
     Loans receivable                                        $  2,775           $  2,878
     Investment securities                                        238                209
     Interest-earning deposits and other                           69                 36
                                                         ------------------ -------------------
         Total interest income                                  3,082              3,123
                                                         ------------------ -------------------

Interest Expense
     Deposits                                                     885              1,077
     Borrowings                                                   436                314
                                                         ------------------ -------------------
         Total interest expense                                 1,321              1,391
                                                         ------------------ -------------------

Net Interest Income                                             1,761              1,732
     Provision for loan losses                                     90                130
                                                         ------------------ -------------------
Net Interest Income After Provision for Loan Losses             1,671              1,602
                                                         ------------------ -------------------

Other Income
     Service fees and charges                                     340                319
     Net gains on loan sales                                      492                 47
     Other income                                                  37                 48
                                                         ------------------ -------------------
         Total other income                                       869                414
                                                         ------------------ -------------------

Other Expenses
     Salaries and employee benefits                               657                562
     Net occupancy and equipment expenses                         187                200
     Data processing fees                                          20                 46
     Advertising                                                   73                 41
     Legal and professional fees                                   45                  7
     Other expenses                                               543                276
                                                         ------------------ -------------------
         Total other expenses                                   1,525              1,132
                                                         ------------------ -------------------

Income Before Income Tax                                        1,015                884
     Income tax expense                                           419                357
                                                         ------------------ -------------------

Net Income                                                   $    596           $    527
                                                         ================== ===================


Basic earnings per share                                      $   .76           $    .68
Diluted earnings per share                                        .72                .66
Dividends per share                                               .25                .15

See notes to consolidated condensed financial statements.

                                             RIVER VALLEY BANCORP
                             Consolidated Condensed Statements of Comprehensive Income
                                                  (Unaudited)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ------------------ ------------------
                                                                                      2003               2002
                                                                                ------------------ ------------------
                                                                                           (In Thousands)

  Net income                                                                             $ 596              $ 527
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for sale
            Unrealized holding gains (losses) arising during the
                period, net of tax benefit (expense) of $(8) and $61                        12               (119)
                                                                                ------------------ ------------------
   Comprehensive income                                                                  $ 608              $ 408
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


                                                  RIVER VALLEY BANCORP
                                      Consolidated Condensed Statements of Cash Flows
                                                       (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2003                2002
                                                                                         -------------------- -------------------
  Operating Activities                                                                               (In Thousands)

       Net income                                                                           $     596              $    527
       Adjustments to reconcile net income to net cash provided (used) by operating activities
         Provision for loan losses                                                                 90                   130
         Depreciation and amortization                                                            119                   127
         Loans originated for sale in the secondary market                                    (22,428)              (11,019)
         Proceeds from sale of loans in the secondary market                                   22,803                12,746
         Gain on sale of loans                                                                   (492)                  (47)
         Amortization of deferred loan origination cost                                            17                    37
         Amortization of expense related to stock benefit plans                                    78                    52
         Net change in:
             Interest receivable                                                                  (49)                  202
             Interest payable                                                                     (54)                 (134)
         Other adjustments                                                                        459                   215
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                       1,139                 2,836
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                              (4,007)               (3,995)
       Proceeds from maturities of securities available for sale                                   90                    51
       Net change in loans                                                                     (3,129)               (2,934)
       Purchases of premises and equipment                                                       (141)                 (185)
                                                                                         -------------------- -------------------
                Net cash used in investing activities                                          (7,187)               (7,063)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                     2,804                 5,165
          Certificates of deposit                                                                 124                 2,945
       Proceeds from borrowings                                                                 7,000                25,000
       Repayment of borrowings                                                                 (1,000)              (26,650)
       Cash dividends                                                                            (194)                 (114)
       Proceeds from exercise of stock options`                                                    44                    14
       Advances by borrowers for taxes and insurance                                               23                    17
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                       8,801                 6,377
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                       2,753                 2,150

  Cash and Cash Equivalents, Beginning of Period                                               18,610                 5,641
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                                  $  21,363              $  7,791
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                        $   1,375              $  1,525
       Income tax paid                                                                             46                    63

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Corporation as of that date.


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



                                            Three Months Ended                           Three Months Ended
                                              March 31, 2003                                March 31, 2002
                                              --------------                                --------------
                                                 Weighted        Per                          Weighted        Per
                                                  Average       Share                          Average       Share
                                     Income       Shares        Amount            Income        Shares       Amount
                                     ------      --------       ------            ------        -------      ------
                                                  (Dollar Amounts in Thousands, Except Share Amounts)

     Basic earnings per share
      Income available to common
      shareholders                     $ 596       789,233         $ .76           $ 527        772,650      $ .68
                                                              ===========                                  ===========

     Effect of dilutive RRP
     awards and stock options                       36,432                                       29,289
                                   ---------- ---------------                   --------- ----------------
     Diluted earnings per share
      Income available to
      common shareholders
      and assumed
      conversions                      $ 596       825,665         $ .72           $ 527        801,939      $ .66
                                   ========== =============== ===========       ========= ================ ===========

Note 4: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                                           Three Months Ended    Three Months Ended March
                                                                             March 31, 2003              31, 2002
                                                                        ----------------------------------------------------
                                                                        (Dollar Amounts In Thousands, Except Share Amounts)

           Net income, as reported                                                    $596                     $527
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes                                                               7                       14
                                                                        ----------------------------------------------------

           Pro forma net income                                                       $589                     $513
                                                                        ====================================================

           Earnings per share:
               Basic - as reported                                                   $ .76                    $ .68
               Basic - pro forma                                                     $ .75                    $ .66
               Diluted - as reported                                                 $ .72                    $ .66
               Diluted - pro forma                                                   $ .71                    $ .64


Note 5: Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123,
Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.

Note 6: Reclassifications

Certain reclassifications have been made to the 2002 consolidated condensed financial statements to conform to the March 31, 2003 presentation.

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


Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Corporation's significant accounting policies presented on pages 31 through 33 of the Annual Report to Shareholders for the year ended December 31, 2002. Certain of these policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.


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


Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $575,000 and $631,000, respectively.

Financial Condition

At March 31, 2003, the Corporation's consolidated assets totaled $233.9 million, an increase of $9.9 million, or 4.2%, from December 31, 2002. The increase in assets resulted primarily from an increase in net loans receivable of $3.0 million and an increase of approximately $3.9 million in investments, which was funded by an increase in deposits of $2.9 million and the issuance of $7.0 million in trust preferred debentures, as discussed below.

Liquid assets (i.e., cash and interest-earning deposits) increased by $2.8 million from December 31, 2002 levels, to a total of $21.4 million at March 31, 2003. Investment securities increased by $3.9 million, or 13.8%, to a total of $32.1 million at March 31, 2003 due to the increase in deposits.

Net loans receivable were $167.9 million at March 31, 2003, an increase of $3.0 million, or 1.8%, from $164.8 million at December 31, 2002.

The Corporation's allowance for loan losses totaled $2.1 million at both December 31, 2002 and March 31, 2003, which represented 1.25% and 1.26% respectively of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $1,080,000 and $1,912,000 at December 31, 2002 and March 31, 2003, respectively. Although management believes that its allowance for loan losses at March 31, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $164.8 million at March 31, 2003, an increase of $2.9 million, or 1.8%, compared to total deposits at December 31, 2002. The growth for the three-month period resulted from the marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $39.0 million and $40.0 million respectively at March 31, 2003 and December 31, 2002. These advances are a readily available source of funding for periods when loan demand exceeds deposit growth.

Shareholders' equity totaled $21.2 million at March 31, 2003, an increase of $600,000, or 2.9%, from $20.6 million at December 31, 2002. The increase resulted primarily from the Corporation's net income, offset by cash dividends.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2003, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

On March 13, 2003, the Corporation formed the RIVR Statutory Trust I, a statutory trust formed under Connecticut law. On March 26, 2003, the Trust issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Corporation for $217,000. The aggregate proceeds of $7,217,000 were used by the RIVR Statutory Trust I to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated
Deferrable Interest Debentures from the Corporation. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month Libor plus 3.15%. The Corporation has guaranteed payment of amounts owed by the RIVR Statutory Trust I to holders of the Capital Securities. The proceeds of the offering will be used for general corporate purposes of the Corporation, including the repurchase of the Corporation's shares from time to time.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

General

The Corporation's net income for the three months ended March 31, 2003 totaled $596,000, an increase of $69,000, or 13.1%, from the $527,000 reported for the quarter ended March 31, 2002. The increase in income for the 2003 period was primarily attributable to a increase in other income offset by an increase in other expenses.

Net Interest Income

Total interest income for the three months ended March 31, 2003 amounted to $3.1 million, a decrease of $41,000, or 1.3%, from the comparable quarter in 2002. This decrease reflects an increase in average interest-earning assets outstanding offset by a decrease in the loan yield of .75%.

Interest expense on deposits decreased by $192,000, or 17.8%, to a total of $885,000 for the quarter ended March 31, 2003, due primarily to a decrease in the average cost of deposits offset by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $436,000 for the three months ended March 31, 2003, an increase of $122,000 from the comparable period in 2002. The increase resulted primarily from an increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $29,000 or 1.7%, for the three months ended March 31, 2003, as compared to the comparable period in 2002.


Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $90,000 provision for losses on loans for the three months ended March 31, 2003, compared to the $130,000 amount recorded in the 2002 period. The 2003 provision amount was predicated on the balance of funds already reserved, coupled with the fact that many of our questionable loans have already been charged off. While management believes that the allowance for losses on loans is adequate at March 31, 2003, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.


Other Income

Other income increased by $455,000, for the three months ended March 31, 2003, as compared to the same period in 2002, due primarily to an increase of $445,000 in gain on sale of loans. River Valley sold $22.5 million in loans during the quarter ended March 31, 2003. Other fee income increased slightly.


Other Expense

Other expense increased by $393,000, during the three months ended March 31, 2003, compared to the same period in 2002. The increase was due primarily to an increase in expense of $219,000 relating to mortgage servicing costs. Employee compensation and benefits increased by $95,000 due to an increase in employees to service an increased asset base and expanded branch network.


Income Taxes

The provision for income taxes totaled $419,000 for the three months ended March 31, 2003, a increase of $62,000, or 14.8%, as compared to the same period in 2002. The effective tax rates amounted to 41.2% and 40.4% for the three months ended March 31, 2003 and 2002, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.


Item 3. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of River Valley Bancorp's management, including our President and Vice President of Finance, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, our President and Vice President of Finance have concluded that the Corporation's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms. Subsequent to the date of their evaluation, our President and Vice President of Finance have concluded that there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               4.1 Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Indenture, dated March 26, 2003.

               4.2 Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Trust Agreement, dated March 26, 2003.

               4.3 Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Guarantee Agreement, dated March 26, 2003.

               99.1 Certifications  of  the  President  and  Vice  President  of
                    Finance pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               i) On March 18, 2003, a press release concerning the Corporation's dividend declaration, trust preferred sale and repurchase program was filed on Form 8-K, listing Items 5 and 7.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RIVER VALLEY BANCORP

Date:  May 14, 2003             By: /s/ Matthew P. Forrester
       ------------             --------------------------------------------
                                    Matthew P. Forrester
                                    President and Chief Executive Officer

Date:  May 14, 2003             By: /s/ Larry C. Fouse
       ------------             --------------------------------------------
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


Date: May 14, 2003
                                      /s/ Matthew P. Forrester
                                      ------------------------------------------
                                      Matthew P. Forrester
                                      President and Chief Executive Officer

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




Dated: May 14, 2003
                                      /s/ Larry C. Fouse
                                      ------------------------------------------
                                      Larry C. Fouse
                                      Vice President of Finance