Form 10QSB
period 2003-06-30
RIVER VALLEY BANCORP
filed 2003-08-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

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

Yes [    ]                          No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 8, 2003 - 813,996 common shares

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Condensed Balance Sheets                            3

            Consolidated Condensed Statements of Income                      4

            Consolidated Condensed Statements of Comprehensive Income        5

            Consolidated Condensed Statements of Cash Flows                  6

            Notes to Unaudited Consolidated Condensed Financial Statements   7

Item 2. Management's Discussion and Analysis or Plan of Operation           11

Item 3. Controls and Procedures                                             15

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                   16
Item 2. Changes in Securities                                               16
Item 3. Defaults Upon Senior Securities                                     16
Item 4. Submission of Matters to a Vote of Security Holders                 16
Item 5. Other Information                                                   16
Item 6. Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                  17

EXHIBITS                                                                    18

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheets

                                                                                      June 30,           December 31,
                                                                                        2003                 2002
                                                                                --------------------- --------------------
                                                                                   (In Thousands, Except Share Amounts)
  Assets                                                                            (Unaudited)

       Cash and due from banks                                                      $     3,589               $ 5,094
       Interest-bearing demand deposits                                                   7,206                13,516
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                     10,795                18,610
       Investment securities available for sale                                          34,107                28,174
       Loans held for sale                                                                2,680                 1,062
       Loans, net of allowance for loan  losses of  $2,008 and  $2,101                  176,703               164,895
       Premises and equipment                                                             5,899                 5,741
       Federal Home Loan Bank stock                                                       2,027                 2,000
       Interest receivable                                                                1,359                 1,467
       Cash surrender value life insurance                                                4,993                 1,326
       Other assets                                                                         883                   745
                                                                                --------------------- --------------------
                   Total assets                                                        $239,446              $224,020
                                                                                ===================== ====================

  Liabilities
       Deposits
                                                                                      $  13,505              $ 11,115
  Non-interest-bearing
           Interest-bearing                                                             155,479               150,714
                                                                                --------------------- --------------------
                Total deposits                                                          168,984               161,829
       Borrowings                                                                        47,000                40,000
       Interest payable                                                                     373                   459
       Other liabilities                                                                  1,375                 1,099
                                                                                --------------------- --------------------
           Total liabilities                                                            217,732               203,387
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 809,520 and 810,844 shares
       Additional paid-in capital                                                         8,096                 7,957
       Retained earnings                                                                 13,361                12,654
       Shares acquired by stock benefit plans                                              (269)                (339)
       Accumulated other comprehensive income                                               526                   361
                                                                                --------------------- --------------------
           Total shareholders' equity                                                    21,714                20,633
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                                 $ 239,446              $224,020

                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statements of Income
                                   (Unaudited)


                                                                             Six Months Ended              Three Months Ended
                                                                                 June 30,                       June 30,
                                                                       -------------- -------------- ---------------- --------------
                                                                            2003           2002           2003            2002
                                                                       -------------- -------------- ---------------- --------------
Interest Income                                                                    (In Thousands, Except Share Amounts)
     Loans receivable                                                      $ 5,515         $ 5,759       2,740           2,881
     Investment securities                                                     509             440         271             231
     Interest-earning deposits and other                                       110              87          41              51
                                                                       -------------- --------------- --------------- --------------
         Total interest income                                               6,134           6,286       3,052           3,163
                                                                       -------------- --------------- --------------- --------------

Interest Expense
     Deposits                                                                1,719           2,094         834           1,017
     Borrowings                                                                954             688         518             375
                                                                       -------------- --------------- --------------- --------------
         Total interest expense                                              2,673           2,782       1,352           1,392
                                                                       -------------- --------------- --------------- --------------

Net Interest Income                                                          3,461           3,504       1,700           1,771
     Provision for loan losses                                                 180             260          90             130
                                                                       -------------- --------------- --------------- --------------
Net Interest Income After Provision for Loan Losses                          3,281           3,244       1,610           1,641
                                                                       -------------- --------------- --------------- --------------

Other Income
     Net realized gains (losses) on sales of available-for-sale
securities                                                                     (2)               6          (2)              6
     Service fees and charges                                                  684             647         344             328
     Net gains on loan sales                                                   979             150         487             103
     Gain on sale of premises and equipment                                      0             352           0             352
     Other income                                                               72              64          35              16
                                                                       -------------- --------------- --------------- --------------
         Total other income                                                  1,733           1,219         864             805
                                                                       -------------- --------------- --------------- --------------

Other Expenses
     Salaries and employee benefits                                          1,333           1,157         676             595
     Net occupancy and equipment expenses                                      389             402         202             202
     Data processing fees                                                       58             103          38              57
     Advertising                                                               131              86          58              45
     Legal and professional fees                                               105              24          60              17
     Amortization of mortgage servicing rights                                 325             138          62              94
     Other expenses                                                            580             463         300             230
                                                                       -------------- --------------- --------------- --------------
         Total other expenses                                                2,921           2,373       1,396           1,240
                                                                       -------------- --------------- --------------- --------------

Income Before Income Tax                                                     2,093           2,090       1,078           1,206
     Income tax expense                                                        817             828         398             471
                                                                       -------------- --------------- --------------- --------------

Net Income                                                                  $1,276          $1,262      $  680        $    735
                                                                       ============== =============== =============== ==============

Basic earnings per share                                                    $ 1.61           $ 1.63      $ .86           $ .94
Diluted earnings per share                                                    1.54             1.56        .82             .91
Dividends per share                                                            .55              .35        .30             .20


                              RIVER VALLEY BANCORP
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)

                                                                                    Six Months Ended           Three Months Ended
                                                                                        June 30,                    June 30,
                                                                                ------------- ------------ ------------- -----------
                                                                                    2003         2002          2003         2002
                                                                                ------------- ------------ ------------- -----------
                                                                                                    (In Thousands)

  Net income                                                                      $1,276       $1,262          $680         $735
  Other comprehensive income, net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains  arising during the period,
             net of tax expense of $108, $66, $100 and $144                          164          100           152          219
           Less: Reclassification adjustment for gains (losses)
                included in net income, of tax expense (benefit)
                of $(1), $2, $(1), and $2                                             (1)           4            (1)           4
                                                                                ------------- ---------- ------------- ------------
                                                                                     165           96           153          215
                                                                                ------------- ---------- ------------- ------------
   Comprehensive income                                                           $1,441       $1,358          $833         $950
                                                                                ============= ========== ============= ============


See notes to consolidated condensed financial statements.


                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ------------------ -------------------
                                                                                                    2003               2002
                                                                                              ------------------ -------------------
  Operating Activities                                                                                   (In Thousands)
       Net income                                                                                $    1,276         $   1,262
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                      180               260
         Depreciation and amortization                                                                  245               254
         Investment securities (gains) losses                                                             2                (6)
         Loans originated for sale in the secondary market                                          (44,760)          (14,633)
         Proceeds from sale of loans in the secondary market                                         43,724            16,656
         Gain on sale of loans                                                                         (979)             (150)
         Amortization of deferred loan origination cost                                                  94                65
         Amortization of expense related to stock benefit plans                                         200               196
                Gain on sale of premises and equipment                                                    -              (352)
         Capitalized interest on construction                                                             -                (1)
         Net change in:
           Interest receivable                                                                          108               166
           Interest payable                                                                             (86)             (153)
         Other adjustments                                                                                2              (321)
                                                                                              ------------------ -------------------
                Net cash provided by operating activities                                                 6             3,243
                                                                                              ------------------ -------------------

  Investing Activities
       Purchases of securities available for sale                                                    (8,006)           (6,992)
       Proceeds from maturities of securities available for sale                                      1,183                90
       Proceeds from sale of securities available for sale                                            1,098             5,889
       Purchase of Federal Home Loan Bank stock                                                           -              (400)
       Net change in loans                                                                          (11,685)           (6,556)
       Premiums paid on life insurance                                                               (3,639)                 -
       Purchases of premises and equipment                                                             (403)             (708)
       Proceeds from sale of real estate owned                                                            -                30
       Proceeds from sale of premises and equipment                                                       -               629
                                                                                              ------------------ -------------------
                Net cash used in investing activities                                               (21,452)           (8,018)
                                                                                              ------------------ -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                           9,356              (776)
         Certificates of deposit                                                                     (2,201)            6,595
       Proceeds from borrowings                                                                      11,000            34,000
       Repayment of borrowings                                                                       (4,000)          (28,950)
       Cash dividends                                                                                  (385)             (229)
       Purchase of stock                                                                               (205)             (140)
       Stock options exercised                                                                           69                92
       Acquisition of stock for stock benefit plans                                                       -               (22)
       Advances by borrowers for taxes and insurance                                                     (3)                4
                                                                                              ------------------ -------------------
                Net cash provided by financing activities                                            13,631            10,574
                                                                                              ------------------ -------------------

  Net Change in Cash and Cash Equivalents                                                            (7,815)            5,799

  Cash and Cash Equivalents, Beginning of Period                                                     18,610             5,641
                                                                                              ------------------ -------------------

  Cash and Cash Equivalents, End of Period                                                        $  10,795         $  11,440
                                                                                              ================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                             $    2,759        $    2,935
       Income tax paid                                                                                  624               575

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not included information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                                     Six Months Ended                              Six Months Ended
                                                       June 30, 2003                                June 30, 2002
                                                       -------------                                -------------
                                                         Weighted           Per                        Weighted        Per
                                                         Average           Share                       Average        Share
                                              Income      Shares          Amount          Income        Shares        Amount
                                              ------     --------         ------          ------       --------       ------
                                                              (Dollar Amounts In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to common
       shareholders                           $1,276      790,295          $1.61          $1,262        775,503        $1.63
                                                                        ===========                                 ===========

     Effect of dilutive RRP
     awards and stock options                              38,351                                        31,173
                                           ------------- --------------                -------------- --------------

     Diluted earnings per share
       Income available to common
     shareholders and assumed
      conversions                            $ 1,276      828,646          $1.54         $ 1,262        806,676        $1.56
                                           ============= ============== ===========    ============== ============== ===========




                                                    Three Months Ended                            Three Months Ended
                                                       June 30, 2003                                June 30, 2002
                                                       -------------                                -------------
                                                         Weighted           Per                        Weighted        Per
                                                         Average           Share                       Average        Share
                                              Income      Shares          Amount          Income        Shares        Amount
                                              ------     --------         ------          ------       --------       ------
                                                              (Dollar Amounts In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to common
       shareholders                            $ 680      791,359          $ .86            $735        778,342        $ .94
                                                                        ===========                                  ===========

     Effect of dilutive RRP
     awards and stock options                              40,270                                        33,060
                                           ------------- --------------                -------------- --------------

     Diluted earnings per share
       Income available to common
       shareholders and assumed
       conversions                              $680       831,629          $ .82          $735         811,402        $ .91
                                           ============= ============== ===========    ============== ============== ===========


Note 4:  Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.




                                                                  Six Months      Six Months   Three Months   Three Months
                                                                     Ended          Ended          Ended         Ended
                                                                 June 30, 2003  June 30, 2002  June 30, 2003 June 30, 2002
                                                                ------------------------------------------------------------

           Net income, as reported                                     $1,276          $1,262          $ 680         $ 735

           Less:  Total stock-based employee compensation
              cost determined under the fair value based
              method, net of income taxes                                  13             29               6            14
                                                                ------------------------------------------------------------

           Pro forma net income                                        $1,263         $1,233           $ 674         $ 721
                                                                ============================================================

           Earnings per share:

               Basic - as reported                                   $ 1.61           $1.63        $   .86         $  .94
               Basic - pro forma                                       1.60            1.59            .85            .93
               Diluted - as reported                                   1.54            1.56            .82            .91
               Diluted - pro forma                                     1.52            1.53            .81            .89

Note 5:  Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.


Note 6: Reclassifications

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the June 30, 2003 presentation.

Item 2: Management's  Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 31 through 33 of the Annual Report to Shareholders for the year ended December 31, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

Valuation of Mortgage Servicing Rights

The Company recognizes the right to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $703,000 and $630,000, respectively.

Financial Condition

At June 30, 2003, the Corporation's assets totaled $239.4 million, an increase of $15.4 million, or 6.9%, from December 31, 2002. The increase in assets resulted primarily from an increase in net loans receivable. Liquid assets (i.e., cash and interest earning deposits) decreased by $7.8 million from December 31, 2002 levels, to a total of $10.8 million at June 30, 2003. Investment securities increased by $5.9 million, or 21.1%, to a total of $34.1 million at June 30, 2003. Net loans receivable were $176.7 million at June 30, 2003, an increase of $11.8 million, or 7.2%, from $164.9 million at December 31, 2002. These increases were funded by an increase in deposits of $7.2 million and the decrease of cash and interest earning deposits.

The Corporation's allowance for loan losses totaled $2.1 million at December 31, 2002 and $2.0 million at June 30, 2003, which represented approximately 1.2% and 1.1% respectively of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1.0 million and $1.4 million at December 31, 2002 and June 30, 2003, respectively. Although management believes that its allowance for loan losses at June 30, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $169.0 million at June 30, 2003, an increase of $7.2 million, or 4.4%, compared to total deposits at December 31, 2002. The growth for the six-month period resulted from marketing and interest rate strategies.

Advances from the Federal Home Loan Bank totaled $40.0 million at both December 31, 2002 and June 30, 2003. These advances had a positive effect on the bottom line during the first and second quarters due to a decline in their interest rates. The average cost of Federal Home Loan Bank advances at June 30, 2003 was 4.29%.

Stockholders' equity totaled $21.7 at June 30, 2003, an increase of $1.1 million, or 5.2%, from $20.6 million at December 31, 2002. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2003, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

On March 13, 2003, the Corporation formed the RIVR Statutory Trust I, a statutory trust formed under Connecticut law ("RIVR Trust I"). On March 26, 2003, the RIVR Trust I issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Corporation for $217,000. The aggregate proceeds of $7,217,000 were used by the RIVR Trust I to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures from the Corporation. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month Libor plus 3.15%. The Corporation has guaranteed payment of amounts owed by the RIVR Trust I to holders of the Capital Securities. The proceeds of the offering will be used for general corporate purposes of the Corporation, including the repurchase of the Corporation's shares from time to time.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

General

The Corporation's net income for the six months ended June 30, 2003, totaled $1,276,000, an increase of $14,000 or 1.1% from the $1,262,000 reported for the period ended June 30, 2002. The increase in income in the 2003 period was primarily attributable to an increase in other income of $514,000 and a decrease in the provision of $80,000. This increase was mostly offset by an increase in other expenses of $548,000.

Net Interest Income

Total interest income for the six months ended June 30, 2003 amounted to $6.1 million, a decrease of $.2 million, or 2.5%, below the comparable period in 2002, reflecting the effects of a decrease in the yield on our loan portfolio. The loan yield went from 7.3% for the 2002 period to 6.4% for the 2003 period.

Interest expense on deposits decreased by $ 0.4 million, or 17.9%, to a total of $1.7 million for the six months ended June 30, 2003, due primarily to a decrease in the average cost of deposits, as there was an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $954,000 for the six months ended June 30, 2003, an increase of $266,000, from the comparable period in 2002. The increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $43,000 or 1.2%, for the six months ended June 30, 2003, as compared to the comparable period in 2002.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $180,000 provision for losses on loans for the six months ended June 30, 2003, compared to the $260,000 amount recorded in the 2002 period. The 2003 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2003, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $514,000, or 42.2%, for the six months ended June 30, 2003, as compared to the same period in 2002, due primarily to the $829,000 increase in gain on sale of loans. This was an extraordinary period for refinancing due to the historical low rates. Also, these increases were offset in part by a $352,000 decrease in gain on sale of premises and equipment. During the second quarter of 2002, a building was sold for a gain of $352,000.

Other Expense

Other expense increased by $548,000, or 23.1%, during the six months ended June 30, 2003, as compared to the same period in 2002. The increase was due primarily to the increase in loan volume/administrative expense (both portfolio and sales volume), and general expense increases due to growth, as well as some increase in salary/benefit expense due to an increase in employees to service an increased asset base and expanded branch network.

Income Taxes

The provision for income taxes totaled $817,000 for the six months ended June 30, 2003, an decrease of $12,000, or 1.4%, as compared to the same period in 2002. The effective tax rates were 39.0% and 39.6% for the six months ended June 30, 2003 and 2002, respectively.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002

General

The Corporation's net income for the three months ended June 30, 2003, totaled $680,000, a decrease of $55,000, or 7.5%, from the $735,000 of net income reported in the comparable 2002 period. The decrease in earnings in the 2003 period was primarily attributable to a decrease in net interest income of $71,000, due to the decrease in the average loan yield of approximately 0.75%.

Net Interest Income

Total interest income for the three months ended June 30, 2003 amounted to $3.1 million, a decrease of $111,000, or 3.5%, from the comparable quarter in 2002, reflecting the effects of a decrease in average interest rate. Interest income on loans totaled $2.7 million for the three months ended June 30, 2003, a decrease of approximately $141,000, or 4.9%, from the comparable 2002 quarter.

Interest  expense on deposits  decreased by $183,000,  or 18.0%, to a total of $
0.8 million for the quarter ended June 30, 2003, due primarily to a decrease in the average cost of deposits. Interest expense on borrowings totaled $518,000 for the three months ended June 30, 2003, an increase of $143,000 over the comparable quarter in 2002. The increase resulted primarily from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $71,000, or 4.0%, for the three months ended June 30, 2003, as compared to the same quarter in 2002.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $90,000 provision for losses on loan for the three months ended June 30, 2003, compared to the $130,000 recorded in the 2002 period. While management believes that the allowance for losses on loans is adequate at June 30, 2003, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $59,000 for the three months ended June 30, 2003, as compared to the same period in 2002, due primarily to a $384,000 increase in gain on loan sales. In addition, service fees and charges increased $16,000 for the three months ended June 30, 2003, as compared to the same period in 2002. These increases were offset in part by a $352,000 decrease in gain on sale of premises and equipment. During the second quarter of 2002, a building was sold for a gain of $352,000.

Other Expense

Other expense increased by $156,000, or 12.6%, during the three months ended June 30, 2003, compared to the same period in 2002. This increase resulted primarily from the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $398,000 for the three months ended June 30, 2003, an decrease of $73,000, or 15.5%, as compared to the same period in 2002. This decrease resulted primarily from a decrease in net income before income taxes of $128,000, or 10.6%. The effective tax rates were 36.9% and 39.1% for the three months ended June 30, 2003 and 2002, respectively.

Off-balance Sheet Arrangements

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Item 3.  Controls and Procedures

     A. Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     B. Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders

          On  April  16,  2003,   the  Annual   Meeting  of  the   Corporation's
          shareholders was held. Two directors were elected to the following terms and by the following votes:

                                          For                 Votes Withheld
             Robert W. Anger             719,028                  3,880
             Matthew P. Forrester        721,623                  1,285

          Directors continuing in office are Jonnie L. Davis, Charles J. McKay, Michael J. Hensley, Fred W. Koehler, and L. Sue Livers.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits:

                    31(1) CEO Certification required by 17 C.F.R. Section 240.13a-14(a)

                    31(2) CFO Certification required by 17 C.F.R. Section 240.13a-14(a)

                    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8-K:

                    (i) On  April  17,  2003,  a press  release  concerning  the results of operations of the Corporation for the period ended March 31, 2003 was filed under Items 7 and 9 of Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RIVER VALLEY BANCORP


Date:         August 14, 2003         By: /s/ Matthew P. Forrester
                                          -------------------------------------
                                           Matthew P. Forrester
                                           President and Chief Executive Officer



Date:         August 14, 2003          By: /s/ Larry C. Fouse
                                           -------------------------------------
                                           Larry C. Fouse
                                           Vice President of Finance