Form 10QSB
period 2003-09-30
RIVER VALLEY BANCORP
filed 2003-11-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

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

Yes [    ]                          No [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 2003 - 819,452 common shares.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet                             3

             Consolidated Condensed Statement of Income                       4

             Consolidated Condensed Statement of Comprehensive Income         5

             Consolidated Condensed Statement of Cash Flows                   6

             Notes to Unaudited Consolidated Condensed Financial Statements   7

Item 2.  Management's Discussion and Analysis or Plan of Operation           10

Item 3.    Controls and Procedures.                                          15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 2.  Changes in Securities and Use of Proceeds                           15
Item 3.  Defaults Upon Senior Securities                                     15
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   15
Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16

CERTIFICATIONS                                                               17

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheet

                                                                                   September 30,          December 31,
                                                                                        2003                  2002
                                                                                    (Unaudited)
                                                                                --------------------- ---------------------
                                                                                   (In Thousands, Except Share Amounts)
  Assets
       Cash and due from banks                                                     $     3,568          $      5,094
       Interest-bearing demand deposits                                                  5,351                13,516
                                                                                -------------------- ----------------------
           Cash and cash equivalents                                                     8,919                18,610
       Investment securities available for sale                                         33,553                28,174
       Loans held for sale                                                                 207                 1,062
       Loans, net of allowance for loan losses of $2,076, and $2,101                   186,903               164,895
       Premises and equipment                                                            5,898                 5,741
       Federal Home Loan Bank stock                                                      2,100                 2,000
       Interest receivable                                                               1,612                 1,467
         Cash surrender value life insurance                                             5,043                 1,326
                                                                                           949                   745
         Other assets
                                                                                -------------------- ----------------------
                             Total assets                                            $ 245,184            $  224,020
                                                                                ==================== ======================


  Liabilities
       Deposits
           Non-interest-bearing                                                     $   11,659           $    11,115
           Interest-bearing                                                            159,938               150,714
                                                                                -------------------- ----------------------
                Total deposits                                                         171,597               161,829
       Borrowings                                                                       49,000                40,000
       Interest payable                                                                    213                   459
       Other liabilities                                                                 2,172                 1,099
                                                                                -------------------- ----------------------
           Total liabilities                                                           222,982               203,387
                                                                                -------------------- ----------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 820,352 and 810,844 shares
       Additional paid-in capital                                                        8,299                 7,957
       Retained earnings                                                                13,813                12,654
       Shares acquired by stock benefit plans                                             (242)                 (339)
       Accumulated other comprehensive income                                              332                   361
                                                                                -------------------- ----------------------
           Total shareholders' equity                                                   22,202                20,633
                                                                                -------------------- ----------------------

           Total liabilities and shareholders' equity                                $ 245,184            $  224,020
                                                                                ==================== ======================

  See notes to consolidated condensed financial statements.


                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statement of Income
                                   (Unaudited)



                                                                            Nine Months Ended              Three Months Ended
                                                                              September 30,                  September 30,
                                                                       -------------- -------------- ---------------- --------------
                                                                            2003           2002            2003            2002
                                                                       -------------- -------------- ---------------- --------------
Interest Income                                                                    (In Thousands, Except Share Amounts)
     Loans receivable                                                      $ 8,495         $ 8,712         $ 2,980        $ 2,953
     Investment securities                                                     777             658             268            218
     Interest-earning deposits and other                                       171             158              61             71
                                                                       -------------- --------------- --------------- --------------
         Total interest income                                               9,443           9,528           3,309          3,242
                                                                       -------------- --------------- --------------- --------------

Interest Expense
     Deposits                                                                2,492           3,085             773            991
     Borrowings                                                              1,526           1,103             572            415
                                                                       -------------- --------------- --------------- --------------
         Total interest expense                                              4,018           4,188           1,345          1,406
                                                                       -------------- --------------- --------------- --------------

Net Interest Income                                                          5,425           5,340           1,964          1,836
     Provision for loan losses                                                 360             410             180            150
                                                                       -------------- --------------- --------------- --------------
Net Interest Income After Provision for Loan Losses                          5,065           4,930           1,784          1,686
                                                                       -------------- --------------- --------------- --------------

Other Income
     Net realized gains (losses) on sales of available-for-sale
          securities                                                            (1)              6               1              0
     Service fees and charges                                                1,040           1,016             356            369
     Net gains on loan sales                                                 1,450             643             471            493
     Gain on sale of premises and equipment                                      0             352               0              0
     Other income                                                              168              81              96             17
                                                                       -------------- --------------- --------------- --------------
         Total other income                                                  2,657           2,098             924            879
                                                                       -------------- --------------- --------------- --------------

Other Expenses
     Salaries and employee benefits                                          2,022           1,789             689            632
     Net occupancy and equipment expenses                                      602             601             213            199
     Data processing fees                                                      109             176              51             73
     Advertising                                                               196             145              65             59
     Legal and professional fees                                               143              55              38             31
     Amortization of mortgage servicing rights                                 475             285             150            147
     Other expenses                                                            859             759             279            296
                                                                       -------------- --------------- --------------- --------------
         Total other expenses                                                4,406           3,810           1,485          1,437
                                                                       -------------- --------------- --------------- --------------

Income Before Income Tax                                                     3,316           3,218           1,223          1,128
     Income tax expense                                                      1,290           1,274             473            446
                                                                       -------------- --------------- --------------- --------------

Net Income                                                                  $2,026          $1,944        $    750       $    682
                                                                       ============== =============== =============== ==============

Basic earnings per share                                                    $ 2.56          $ 2.50           $ .94          $ .87
Diluted earnings per share                                                    2.44            2.40             .90            .84
Dividends per share

See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)


                                                                               Nine Months Ended           Three Months Ended
                                                                                  September 30,              September 30,
                                                                           --------------------------- ---------------------------
                                                                                2003         2002            2003         2002
                                                                           -------------- ------------ ------------- ------------
                                                                                                (In Thousands)

  Net income                                                                  $2,026       $1,944            $750         $682
  Other comprehensive income, net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains arising during the period, net of
            tax expense of ($18), $203, ($127) and $138.                        (30)          310           (194)          210
           Less: Reclassification adjustment for gains
                included in net income, net of tax expense
                of $0, $2, $0 and $0.                                            (1)            4               0            0
                                                                           -------------- ------------ ------------- ------------
                                                                                (29)          306           (194)          210
                                                                           -------------- ------------ ------------- ------------
   Comprehensive income                                                       $1,997       $2,250            $556         $892
                                                                           ============== ============ ============= ============


See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -------------------- -------------------
                                                                                                2003                2002
                                                                                         -------------------- -------------------
                                                                                                     (In Thousands)

  Operating Activities
       Net income                                                                         $     2,026          $     1,944
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                360                  410
         Depreciation and amortization                                                            375                  381
         Investment securities (gains) losses                                                       1                   (6)
         Loans originated for sale in the secondary market                                    (64,117)             (41,530)
         Proceeds from sale of loans in the secondary market                                   65,849               43,354
         Gain on sale of loans                                                                 (1,450)                (643)
         Amortization of deferred loan origination cost                                           132                  123
         Amortization of expense related to stock benefit plans                                   291                  290
         Gain on sale of premises and equipment                                                     0                 (352)
         Net change in:
           Interest receivable                                                                   (145)                 (89)
           Interest payable                                                                      (104)                (166)
         Other adjustments                                                                        596                 (238)
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                       3,814                3,478
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                             (10,935)             (11,049)
       Proceeds from maturities of securities available for sale                                3,067                  131
       Proceeds from sale of securities available for sale                                      2,349                5,933
       Purchase of Federal Home Loan Bank stock                                                   (48)                (750)
       Net change in loans                                                                    (21,927)              (9,030)
       Premiums paid on life insurance                                                         (3,635)                   0
       Purchases of premises and equipment                                                       (532)                (747)
       Proceeds from sale of premises and equipment                                                 0                  629
       Proceeds from sale of real estate owned                                                     43                   30
                                                                                         -------------------- -------------------
                Net cash used in investing activities                                         (31,618)             (14,853)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                    11,375                5,960
          Certificates of deposit                                                              (1,607)               9,886
       Proceeds from borrowings                                                                14,000               44,000
       Repayment of borrowings                                                                 (5,000)             (30,500)
       Cash dividends                                                                            (616)                (386)
       Purchase of stock                                                                         (285)                (140)
       Stock options exercised                                                                    227                   95
       Acquisition of stock for stock benefit plans                                                 0                  (22)
       Advances by borrowers for taxes and insurance                                               19                   21
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                      18,113               28,914
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                      (9,691)              17,539

  Cash and Cash Equivalents, Beginning of Period                                               18,610                5,641
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                                   $  8,919            $  23,180
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                       $    4,122           $    4,354
       Income tax paid                                                                          1,041                1,012


  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
         Notes to Unaudited Consolidated Condensed Financial Statements


River Valley Bancorp (the "Corporation" or the "Company") is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank ("River Valley" or the "Bank"). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three-month periods ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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


                                              Nine Months Ended                              Nine Months Ended
                                             September 30, 2003                             September 30, 2002
                                             ------------------                             ------------------
                                                  Weighted            Per                           Weighted       Per
                                                   Average           Share                          Average       Share
                                      Income       Shares            Amount             Income      Shares        Amount
                                      ------      --------           ------             ------      --------      ------
                                                            (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders              $ 2,026      792,189         $ 2.56             $ 1,944     777,042         $ 2.50
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                         38,749                                         31,738
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                        $ 2,026      830,938         $ 2.44             $ 1,944     808,780         $ 2.40
                                   ============= =============== ===========    ================ ============== ===========




                                             Three Months Ended                             Three Months Ended
                                             September 30, 2003                             September 30, 2002
                                             ------------------                             ------------------
                                                  Weighted            Per                          Weighted        Per
                                                   Average           Share                         Average        Share
                                      Income       Shares            Amount             Income      Shares        Amount
                                      ------      --------           ------             ------      --------      ------
                                                            (In Thousands, Except Share Amounts)
     Basic earnings per share
       Income available to
       common shareholders                $ 750      795,953          $. 94               $ 682     780,124          $ .87
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                         39,544                                         32,868
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                          $ 750      835,497          $ .90               $ 682     812,992          $ .84
                                   ============= =============== ===========    ================ ============== ===========



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


                                                                  Nine Months    Nine Months    Three Months   Three Months
                                                                     Ended          Ended           Ended          Ended
                                                                 September 30,  September 30,   September 30,  September 30,
                                                                     2003            2002           2003            2002
                                                                --------------------------------------------------------------

           Net income, as reported                                     $2,026          $1,944          $ 750           $ 682
           Less:  Total stock-based employee compensation
              cost determined under the fair value based
              method, net of income taxes                                  20             33               7               5
                                                                --------------------------------------------------------------

           Pro forma net income                                        $2,006         $1,911            $743            $677
                                                                ==============================================================

           Earnings per share:
               Basic - as reported                                   $ 2.56           $2.50         $  .94           $  .87
               Basic - pro forma                                       2.53            2.46            .93              .87
               Diluted - as reported                                   2.44            2.40            .90              .84
               Diluted - pro forma                                     2.41            2.36            .89              .83


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


Note 6: Reclassifications

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the September 30, 2003 presentation.


Item 2.  Management's  Discussion and Analysis or Plan of Operation

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

Allowance for loan losses

The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provision charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous mortgage and consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customers financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of identification and estimation of losses for larger non-homogeneous credits and the sensitivity assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $572,000 and $540,000, respectively.

Financial Condition

At September 30, 2003, the Corporation's assets totaled $245.2 million, an increase of $21.2 million, or 9.4% from December 31, 2002. The increase in assets resulted primarily from an increase in net loans receivable, including loans held for sale, of $21.2 million and an increase of approximately $5.4 million in investments, which was funded by an increase in deposits of $9.8 million and an increase in borrowed funds of $9.0 million. Liquid assets (i.e., cash and cash equivalents) decreased by $9.7 million from December 31, 2002, to a total of $8.9 million at September 30, 2003.

The Corporation's consolidated allowance for loan losses totaled $2.1 million on December 31, 2002 and $2.0 million at September 30, 2003, which represented 1.3% and 1.1% of total loans respectively. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1,000,000 and $637,000 at December 31, 2002 and September 30, 2003,
respectively. Although management believes that its allowance for loan losses at September 30, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $171.6 million at September 30, 2003, an increase of $9.8 million, or 6.1%, compared to total deposits at December 31, 2002. The growth for the nine-month period resulted from competitive interest rates and other marketing strategies.

Advances from the Federal Home Loan Bank totaled $40.0 million at December 31, 2002, and $42.0 million on September 30, 2003. The average cost of Federal Home Loan Bank advances at September 30, 2003 was 4.15%, slightly down from 4.87% at December 31, 2002.

Shareholders' equity totaled $22.2 million at September 30, 2003, an increase of $1.6 million, or 7.6 % from $20.6 million at December 31, 2002. The increase resulted primarily from the Corporation's net income, offset by cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2003, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.

On March 13, 2003, the Corporation formed the RIVR Statutory Trust I, a statutory trust formed under Connecticut law ("RIVR Trust I"). On March 26, 2003, RIVR Trust I issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Corporation for $217,000. The aggregate proceeds of $7,217,000 were used by RIVR Trust I to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated
Deferrable Interest Debentures from the Corporation. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month Libor plus 3.15%. The Corporation has guaranteed payment of amounts owed by RIVR Trust I to holders of the Capital Securities. The proceeds of the offering will be used for general corporate purposes of the Corporation, including the repurchase of the Corporation's shares from time to time.


Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General

The Corporation's net income for the nine months ended September 30, 2003, totaled $2,026,000, an increase of $82,000 or 4.2 % from the $1,944,000 reported for the period ended September 30, 2002. The increase in income in the 2003 period was primarily attributable to an increase in net interest income of $85,000 and an increase in net gain on loan sales of $807,000. These increases were offset by an increase in salaries and employee benefits of $233,000, an increase in amortization of mortgage servicing rights of $190,000 and an increase in other expenses of $100,000. In addition, the Corporation recorded a gain on sale of premises and equipment of $352,000 during the nine months ended September 30, 2002.

Net Interest Income

Total interest income for the nine months ended September 30, 2003 amounted to $9.4 million, a decrease of $86,000, or 0.9%, from the comparable period in 2002, reflecting the effects of an increase in average interest-earning assets outstanding but also a decrease in the average loan rate of approximately 0.86%.

Interest expense on deposits decreased by $593,000, or 19.2%, to a total of $2.5 million for the nine months ended September 30, 2003, due primarily to a decrease in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $1.5 million for the nine months ended September 30, 2003, an increase of $423,000, from the comparable period in 2002. This increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $85,000, or 1.6%, for the nine months ended September 30, 2003, as compared to the same period in 2002.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $360,000 provision for losses on loans for the nine months ended September 30, 2003, compared to the $410,000 amount recorded in the 2002 period. The 2003 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at September 30, 2003, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $559,000, during the nine months ended September 30, 2003, as compared to the same period in 2002. The increase was due primarily to an $807,000 increase in gain on sale of loans. This gain, however, was offset partially by the $352,000 gain on sale of premises that occurred in 2002.

Other Expense

Other expense increased by $596,000, or 15.6 %, during the nine months ended September 30, 2003, as compared to the same period in 2002. The increase was due primarily to a $233,000 increase in salaries and benefits, an increase in loan volume/administrative expense (both portfolio and sales volume) and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $1.3 million for the nine months ended September 30, 2003, an increase of $16,000, or 1.3%, as compared to the same period in 2002. The effective tax rates were 38.9% and 39.6% for the nine months ended September 30, 2003 and 2002, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General

The Corporation's net income for the three months ended September 30, 2003, totaled $750,000, an increase of $68,000, or 10.0% from the $682,000 of net income reported in the comparable 2002 period. The increase in earnings in the 2003 period was primarily attributable to an increase in net interest income of $128,000 and an increase in other income of $45,000, offset by an increase in other expenses of $48,000 and income taxes of $27,000.

Net Interest Income

Total interest income for the three months ended September 30, 2003 amounted to $3.3 million, a increase of $67,000, or 2.1%, from the comparable quarter in 2002, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans totaled $3.0 million for the three months ended September 30, 2003, remaining approximately the same from the comparable 2002 quarter.

Interest expense on deposits decreased by $218,000, or 22.0%, to a total of $773,000 for the quarter ended September 30, 2003, due primarily to a decrease in the average rate of deposits outstanding. Interest expense on borrowings totaled $572,000 for the three months ended September 30, 2003, an increase of $157,000 over the comparable quarter in 2002. This increase resulted from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $128,000, or 7.0%, for the three months ended September 30, 2003, as compared to the same quarter in 2002.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $180,000 provision for losses on loan for the three months ended September 30, 2003, compared to the $150,000 recorded in the 2002 period. While management believes that the allowance for losses on loans is adequate at September 30, 2003, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $45,000, for the three months ended September 30, 2003, as compared to the same period in 2002, due primarily to an increase in other miscellaneous income.

Other Expense

Other expenses increased by $48,000, or 3.3%, during the three months ended September 30, 2003, compared to the same period in 2002. The increase was due primarily to the increase in loan volume/administrative expense (portfolio and sales volume) and general expense increases due to growth.

Income Taxes

The provision for income taxes totaled $473,000 for the three months ended September 30, 2003, an increase of $27,000, or 6.1%, as compared to the same period in 2002. This increase resulted primarily from an increase in net income before income taxes of $95,000, or 8.4%. The effective tax rates were 38.7% and 39.5% for the three months ended September 30, 2003 and 2002, respectively.

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

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    31(1)CEO  Certification   required  by  17  C.F.R.   Section
                         240.13a-14(a)

                    31(2)CFO  Certification   required  by  17  C.F.R.   Section
                         240.13a-14(a)

                    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports on Form 8-K:

                    (i) On August 19, 2003, a press release concerning the results of operations of the Corporation for the period ended June 30, 2003 was filed under Items 7 and 12 on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RIVER VALLEY BANCORP

Date:  November 14, 2003              By: /s/ Matthew P. Forrester
                                         ---------------------------------------
                                         Matthew P. Forrester
                                         President and Chief Executive Officer

Date:  November 14 , 2003             By: /s/ Larry C. Fouse
                                         ---------------------------------------
                                         Larry C. Fouse
                                         Vice President of Finance