Form 10KSB
period 2003-12-31
RIVER VALLEY BANCORP
filed 2004-03-30
CIK 1015593

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
     _______________

Commission File Number 000-21765

                              RIVER VALLEY BANCORP
                         (Name of small business issuer)


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


                           Issuer's telephone number:
                                 (812) 273-4949

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None


           Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had $15,992,000 in revenues for the fiscal year ended December 31, 2003.

As of February 25, 2004, there were issued and outstanding 1,654,198 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average sale price of such stock as of February 25, 2004 was $35,583,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated into Part II. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated in Part I and Part III.

Transitional Small Business Disclosure Format (check one):  YES [ ]    NO [X]

                            Exhibit Index on Page E-1
                               Page 1 of 37 pages

                              RIVER VALLEY BANCORP

                                   Form 10-KSB

                                      INDEX

                                                                      Page

FORWARD LOOKING STATEMENT  ..................................................  3

PART I
   Item 1.   Description of Business ........................................  3
   Item 2.   Description of Properties ...................................... 30
   Item 3.   Legal Proceedings .............................................. 31
   Item 4.   Submission of Matters to a Vote of Security Holders ............ 31
   Item 4.5. Executive Officers of the Registrant ........................... 31

PART II
   Item 5.   Market for Common Equity, Related Stockholder Matters and
                Small Business Issuer Purchases of Equity Securities ........ 32
   Item 5.5. Selected Consolidated Financial Data ........................... 32
   Item 6.   Management's Discussion and Analysis or Plan of Operation ...... 32
   Item 6A.  Quantitative and Qualitative Disclosures About Market Risk ..... 33
   Item 7.   Financial Statements ........................................... 33
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................... 33
   Item 8A.  Controls and Procedures  ....................................... 33

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                Compliance with Section 16(a) of the Exchange Act ........... 33
   Item 10.  Executive Compensation ......................................... 33
   Item 11.  Security Ownership of Certain Beneficial Owners and Management . 34
   Item 12.  Certain Relationships and Related Transactions ................. 34
   Item 13.  Exhibits and Reports on Form 8-K  .............................. 35
   Item 14.  Principal Accountant Fees and Services ......................... 35

SIGNATURES .................................................................. 36

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


Item 1.    Description of Business.

General

     River Valley Bancorp (the "Holding Company" and together with the "Bank," the "Company"), an Indiana corporation, was formed in 1996 for the primary purpose of purchasing all of the issued and outstanding common stock of River Valley Financial Bank (formerly Madison First Federal Savings and Loan Association; hereinafter "River Valley Financial" or the "Bank") in its conversion from mutual to stock form. The conversion offering was completed on December 20, 1996. On December 23, 1996, the Corporation utilized approximately $3.0 million of the net conversion proceeds to purchase 95.6% of the outstanding common shares of Citizens National Bank of Madison ("Citizens"), and River Valley Financial and Citizens merged on November 20, 1997.

     The activities of the Holding Company have been limited primarily to holding the stock of the Bank. River Valley Financial was organized in 1875 under the laws of the United States of America. River Valley Financial conducts operations from its four full-service office locations in Jefferson County and offers a variety of deposit and lending services to consumer and commercial customers in Jefferson and surrounding counties. The Company is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the "OTS"). River Valley Financial is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in River Valley Financial are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 45.9% of the Bank's total loan portfolio at December 31, 2003. The Bank identified $99,880 in loans held for sale at December 31, 2003. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties.

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 2003, 2002, 2001, 2000 and 1999 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

                                                                                At December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   2003              2002              2001             2000              1999
                                                      Percent           Percent          Percent           Percent          Percent
                                             Amount   of Total  Amount  of  Total Amount of Total  Amount  of Total  Amount of Total
                                             ------   --------  ------  --------- ------ --------  ------  --------  ------ --------
TYPE OF LOAN                                                                    (Dollars in thousands)
Residential real estate:
   One-to four-family ..................... $ 90,492   45.9%  $ 73,197   43.4%  $ 73,431   45.1%  $ 77,304   52.0%  $ 69,588   58.6%
   Multi-family ...........................    5,009    2.5      4,396    2.6      3,932    2.4      3,319    2.2      2,918    2.5
   Construction ...........................    8,689    4.4      4,866    2.9      6,874    4.2      6,827    4.6      4,163    3.5
Nonresidential real estate ................   50,995   25.8     42,672   25.3     36,898   22.7     25,944   17.4     12,758   10.7
Land loans ................................    5,393    2.7      3,364    2.0      4,994    3.1      4,269    2.9     10,079    8.5
Consumer loans:
   Automobile loans .......................    6,347    3.2      9,494    5.6     12,320    7.6     11,118    7.5      6,922    5.8
   Loans secured by deposits ..............      427     .2        401     .2        537     .3        574     .4        548     .5
   Home improvement loans .................       --     --         --     --         --     --          6     --         34     --
   Other ..................................    3,513    1.8      4,171    2.5      4,549    2.8      2,988    2.0      2,040    1.7
Commercial loans ..........................   26,764   13.5     26,203   15.5     19,216   11.8     16,361   11.0      9,780    8.2
                                            --------  -----    -------  -----   --------  -----   --------  -----   --------  -----
Gross loans receivable ....................  197,629  100.0    168,764  100.0    162,751  100.0    148,710  100.0    118,830  100.0
Add/(Deduct):
   Deferred loan origination costs ........      461     .2        379     .2        356     .2        324     .2        245     .2
   Undisbursed portions of loans in process   (3,868)  (2.0)    (2,147)  (1.3)    (3,163)  (2.0)    (6,362)  (4.3)    (2,422)  (2.0)
   Allowance for loan losses ..............   (2,056)  (1.1)    (2,101)  (1.3)    (1,972)  (1.3)    (1,702)  (1.1)    (1,522)  (1.3)
                                            --------  -----    -------  -----   --------  -----   --------  -----   --------  -----
Net loans receivable ...................... $192,166   97.1%  $164,895   97.6%  $157,972   96.9%  $140,970   94.8%  $115,131   96.9%
                                            ========  =====   ========  =====   ========  =====   ========  =====   ========  =====

     The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                           Due During Years Ended December 31,
                                  Balance      ------------------------------------------------------------------------
                               Outstanding at                                   2007       2009     2014        2019
                                December 31,                                     to         to       to          and
                                   2003        2004      2005        2006       2008       2013     2018      following
                               --------------  ----      ----        ----       ----       ----     ----      ---------
                                                                  (In thousands)

Residential real estate loans:
   One-to four-family ........   $ 90,492   $  5,492   $    225   $    340   $    978   $  5,432   $ 14,066   $ 63,959
   Multi-family ..............      5,009         --         --         --         --        360        823      3,826
   Construction ..............      8,689      8,689         --         --         --         --         --         --
Nonresidential
   Real estate loans .........     50,995      1,007        137        348        186      2,686     11,211     35,404
Land loans ...................      5,393         --         --          9         36      2,337        665      2,362
Consumer loans:
   Loans secured by deposits .        427        175         65         71        107          7         --          2
   Other loans ...............      9,860      2,297      1,696      2,614      2,873        225        155         --
Commercial loans .............     26,764     17,073      1,846      1,256      2,610      2,847      1,132         --
                                 --------   --------   --------   --------   --------   --------   --------   --------
      Total ..................   $197,629   $ 34,733   $  3,969   $  4,638   $  6,790   $ 13,894   $ 28,052   $105,553
                                 ========   ========   ========   ========   ========   ========   ========   ========

The following table sets forth, as of December 31, 2003, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                      Due After December 31, 2004
                                   ---------------------------------
                                   Fixed Rates Variable Rates  Total
                                   ----------- --------------  ------
                                             (In thousands)

Residential real estate loans:
   One-to four-family ...........     $ 9,262    $ 75,738    $ 85,000
   Multi-family .................         622       4,387       5,009
   Construction .................          --          --          --
Non-residential real estate loans       6,113      43,859      49,972
Land loans ......................         419       4,990       5,409
Consumer loans:
   Loans secured by deposits ....         252          --         252
   Other loans ..................       7,444         119       7,563
Commercial loans ................       6,424       3,267       9,691
                                      -------    --------    --------
      Total .....................     $30,536    $132,360    $162,896
                                      =======    ========    ========

Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $90.5 million, or 45.9% of the Bank's portfolio of loans, at December 31, 2003, consisted of one- to four-family residential loans, of which approximately 89.1% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 2003 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2003, approximately 10.9% of the Bank's one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC"). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2003, the Bank had approximately $91.6 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

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

At December 31, 2003, the Bank had outstanding approximately $7.4 million of home equity loans, with unused lines of credit totaling approximately $10.1 million. One home equity loan was included in non-performing assets on that date in the amount of $7,500. The Bank's home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

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

At December 31, 2003, $248,000 of one- to four-family residential mortgage loan, or 0.1% of total loans, were included in the Bank's non-performing assets.

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

At December 31, 2003, $8.7 million, or 4.4% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2003 totaled $1,021,000. Construction loans in the amount of $33,000, or 0.02% of total loans, were included in non-performing assets on that date.

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

Nonresidential Real Estate Loans. At December 31, 2003, $51.0 million, or 25.8% of the Bank's portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. As of December 31, 2003, the Bank's largest nonresidential real estate loan, which is a participation loan, was $4,980,000. No nonresidential real estate loans were included in non-performing assets at December 31, 2003.

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

Multi-family Loans. At December 31, 2003, approximately $5.0 million, or 2.5% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 2003 was $1,405,000 and was secured by a 46-unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets on that date.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See "Nonresidential Real Estate Loans" above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2003, approximately $5.4 million, or 2.7% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2003, the Bank's largest land loan totaled $1,571,000.

No land loans were included in non-performing assets as of December 31, 2003. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

Commercial Loans. At December 31, 2003, $26.8 million, or 13.5% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2003, approximately $22.1 million, or 82.5%, of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2003, the largest commercial loan was $1,500,000. As of the same date, commercial loans totaling $182,000 were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average
residential   mortgage  loans.

Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $10.3 million at December 31, 2003, or 5.2% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 2003, 86.7% of the Bank's consumer loans were secured by collateral.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2003, consumer loans amounting to $30,000 were included in non-performing assets.

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

In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2003, the Bank serviced $91.6 million in loans sold to the FHLMC.

The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 2003, the Bank held loans totaling approximately $11.6 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank's five full-service offices.

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

The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 2003, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $2.4 million that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

The following table shows loan origination and repayment activity for the Bank during the periods indicated:

                                                     Year Ended December 31,
                                               ---------------------------------
                                                  2003         2002        2001
                                               --------     --------   ---------
                                                        (In thousands)

Loans Originated:
   Residential real estate loans (1) .....     $108,782     $ 98,791    $ 76,409
   Multi-family loans ....................          811          864         730
   Construction loans ....................       17,183       16,980      12,638
   Non-residential real estate loans .....        9,066       17,988      21,486
   Land loans ............................        3,805        4,537       2,363
   Consumer and other loans ..............        4,924        6,758      14,610
   Commercial loans ......................       38,214       25,505      19,626
                                               --------     --------   ---------
      Total loans originated .............      182,785      171,423     147,862
Reductions:
   Sales .................................       69,498       67,915      45,790
   Principal loan repayments and other (2)       86,016       96,585      85,070
                                               --------     --------   ---------
      Total reductions ...................      155,514      164,500     130,860
                                               --------     --------   ---------
   Net increase ..........................     $ 27,271     $  6,923    $ 17,002
                                               ========     ========   =========
----------------------

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

Non-performing Assets. At December 31, 2003, $514,000, or 0.2% of consolidated total assets, were non-performing loans compared to $1,042,000, or 0.47% of consolidated total assets, at December 31, 2002. The Bank had no REO at December 31, 2003.

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

                                                     Year Ended December 31,
                                               ---------------------------------
                                                  2003         2002        2001
                                               --------     --------   ---------
                                                        (In thousands)

Non-performing assets:
   Non-performing loans .....................    $  514      $1,080      $  690
   Troubled debt restructurings .............     1,003         848       1,486
                                                 ------      ------      ------
      Total non-performing loans and troubled
         debt restructurings ................     1,517       1,928       2,176
                                                 ------      ------      ------
      Total non-performing assets ...........    $1,517      $1,928      $2,176
                                                 ======      ======      ======
Total non-performing loans and troubled debt
   restructurings to total loans ............       .77%       1.14%       1.34%
                                                 ======      ======      ======
Total non-performing assets to total assets .       .59%        .86%       1.14%
                                                 ======      ======      ======

At December 31, 2003, the Bank held loans delinquent from 30 to 89 days totaling $746,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2003, 2002 and 2001 relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.


                              At December 31, 2003                   At December 31, 2002              At  December 31, 2001
                        -----------------------------------  ----------------------------------- -----------------------------------
                             30-89 Days    90 Days or More       30-89 Days     90 Days or More    30-89 Days       90 Days or More
                        ----------------- -----------------  ----------------- ----------------- ---------------- ------------------
                                 Principal         Principal          Principal         Principal         Principal        Principal
                         Number   Balance  Number   Balance   Number   Balance  Number   Balance  Number  Balance  Number   Balance
                        of Loans of Loans of Loans of Loans  of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans
                        -------- -------- -------- --------  -------- -------- -------- -------- -------- -------- -------- --------
                                                                    (Dollars in thousands)
Residential real
  estate loans ......        16   $  512      6       $248        9   $  105        5   $  499        5   $  110        1   $   37
Construction loans...        --       --      1         33        2      100        1      113       --       --       --       --
Land loans ..........        --       --     --         --       --       --        1       82        1       52        1       18
Non-residential
  real estate loans..        --       --     --         --       --       --        2      252       --       --        1      164
Consumer loans ......        33      204      8         51       42      270       10       55       44      333       19      125
Commercial loans ....         3       31      2        182        2       30        4       79        8      352       15      346
                             --   ------     --       ----       --   ------       --   ------       --   ------       --   ------
    Total ...........        52   $  747     17       $514       55   $  505       23   $1,080       58   $  847       37   $  690
                             ==   ======     ==       ====       ==   ======       ==   ======       ==   ======       ==   ======
Delinquent loans to
  total loans........                                 0.64%                               0.94%                               0.94%
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

At December 31, 2003, the aggregate amount of the Bank's classified assets are as follows:

                             At December 31, 2003
                             --------------------
                                (In thousands)

Substandard assets .......         $3,033
Doubtful assets ..........            173
Loss assets ..............              0
                                   ------
   Total classified assets         $3,206
                                   ======

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.


Allowance for Loan Losses

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2003. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2003.

                                                                         Year Ended December 31,
                                                 -------------------------------------------------------------------
                                                   2003           2002           2001           2000           1999
                                                 -------       --------        -------        -------        -------
                                                                         (Dollars in thousands)

Balance at beginning of period ............      $ 2,101        $ 1,972        $ 1,702        $ 1,522        $ 1,477
Charge-offs:

     Single-family residential ............         (401)          (132)           (31)            (4)           (17)
     Consumer .............................         (242)          (258)          (107)           (71)           (86)
     Commercial ...........................         (100)          (111)           (73)            (9)           (20)
                                                 -------        -------        -------        -------        -------
       Total charge-offs ..................         (743)          (501)          (211)           (84)          (123)
Recoveries ................................          190             60             31             37             28
                                                 -------        -------        -------        -------        -------
   Net charge-offs ........................          553           (441)          (180)           (47)           (95)
Provision for losses on loans .............          508            570            450            227            140
                                                 -------        -------        -------        -------        -------
   Balance at end of period ...............      $ 2,056        $ 2,101        $ 1,972        $ 1,702        $ 1,522
                                                 =======        =======        =======        =======        =======
Allowance for loan losses as a percent of
   total loans outstanding before net items         1.04%          1.25%          1.21%          1.15%          1.28%
Ratio of net charge-offs to average loans
   outstanding before net items ...........         0.30%          0.27%          0.12%          0.03%          0.08%


Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.


                                                                     At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                        2003                 2002               2001                2000                1999
                                 ------------------   -----------------    -----------------  ------------------  ------------------
                                           Percent             Percent              Percent             Percent           Percent
                                           of loans            of loans             of loans            of loans          of loans
                                           in each             in each              in each             in each           in each
                                           category            category             category            category          category
                                           to total            to total             to total            to total          to total
                                  Amount     loans     Amount    loans      Amount   loans     Amount    loans     Amount   loans
                                  ------   --------    ------  --------     ------  --------   ------   --------   ------ --------
                                                                    (Dollars in thousands)

Balance at end of
period applicable to:
   Residential real estate ..      $1,007     52.8%    $  827      48.9%    $  610    51.7     $  346    58.8%    $    4     64.6%
   Nonresidential real estate         171     28.5        131      27.3        156    25.8         --    20.3         --     19.2
   Consumer loans ...........         246      5.2        452       8.3        626    10.7        403     9.9        109      8.0
   Commercial loans .........         512     13.5        458      15.5        365    11.8        106    11.0         --      8.2
   Unallocated ..............         120       --        233        --        215      --        847      --      1,409       --
                                   ------    -----     ------     -----     ------   -----     ------   -----     ------    -----
            Total ...........      $2,056    100.0%    $2,101     100.0%    $1,972   100.0%    $1,702   100.0%    $1,522    100.0%
                                   ======    =====     ======     =====     ======   =====     ======   =====     ======    =====

Investments and Mortgage-Backed Securities

Investments. The Bank's investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank ("FHLB") stock. At December 31, 2003, the investments in the portfolio had a carrying value of approximately $35.6 million, or 13.9%, of the consolidated total assets.

     The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                          At December 31,
                                 --------------------------------------------------------------------
                                        2003                     2002                     2001
                                 --------------------   ---------------------   ---------------------
                                 Amortized     Market   Amortized      Market   Amortized      Market
                                   Cost        Value      Cost         Value      Cost         Value
                                 ---------     ------   ---------      ------   ---------      ------
                                                             (In thousands)

Available for Sale:
   U.S. Government and agency
      obligations ...........     $33,483     $33,897     $24,581     $25,148     $14,756     $14,835
   Corporate bonds ..........          --          --       2,090       2,091       1,645       1,640
   Municipal securities .....         475         485         335         352         335         347
                                  -------     -------     -------     -------     -------     -------
   Total available for sale .      33,958      34,382      27,006      27,591      16,736      16,822
FHLB stock ..................       2,176       2,176       2,000       2,000       1,250       1,250
                                  -------     -------     -------     -------     -------     -------
     Total investments ......     $36,134     $36,558     $29,006     $29,591     $17,986     $18,072
                                  =======     =======     =======     =======     =======     =======

The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003.

                                                      Amount at December 31, 2003 which matures in
                                 -------------------------------------------------------------------------------------------
                                        One Year                One Year                   Five to              After
                                        or Less               to Five Years                Ten Years           Ten Years
                                 --------------------     ---------------------      --------------------   -----------------
                                 Amortized    Average     Amortized     Average      Amortized    Average   Amortized Average
                                   Cost        Yield         Cost        Yield          Cost       Yield       Cost    Yield
                                 ---------    -------     ---------     -------      ---------    -------   --------- -------
                                                                (Dollars in thousands)

U.S. Government and agency
   obligations ...........       $ 9,014       3.48%       $23,475       3.29%         $ 994       3.52%       $--       --%
Municipal Securities .....            --         --            475       3.50             --         --         --       --
Corporate  Bonds .........            --         --             --         --             --         --         --       --


Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for a $3,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

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

At December 31, 2003, the Bank had mortgage-backed securities with a carrying value of approximately $175,000 all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                   At December 31,
                                          ---------------------------------------------------------------
                                                  2003                  2002                 2001
                                          --------------------   ------------------   -------------------
                                          Amortized     Market   Amortized   Market   Amortized    Market
                                             Cost       Value      Cost      Value       Cost      Value
                                          ---------     ------   ---------   ------   ---------    ------
                                                                      (In thousands)

Available for Sale:
   Government agency securities ......       $  0       $  0       $120       $122       $204       $207
   Collateralized mortgage obligations        177        175        451        461        634        624
                                             ----       ----       ----       ----       ----       ----
      Total mortgage-backed securities       $177       $175       $571       $583       $838       $831
                                             ====       ====       ====       ====       ====       ====


The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003.

                                                   Amount at December 31, 2003 which matures in
                                        --------------------------------------------------------------------
                                               One Year                 One Year                After
                                               or Less                to Five Years           Five Years
                                        ---------------------     ---------------------     ----------------
                                        Amortized     Average     Amortized     Average     Amortized     Average
                                           Cost       Yield         Cost        Yield          Cost       Yield
                                        ---------     -------     ---------     -------     ---------     -------
                                                                    (Dollars in thousands)

Mortgage-backed securities available
   for sale ........................       $  0                     $  0                       $177        2.79%


The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended December 31, 2003, 2002 and 2001.

                                                                        Year Ended December 31,
                                                                 -------------------------------------
                                                                   2003           2002           2001
                                                                 -------        -------        -------
                                                                            (In thousands)

Beginning balance ........................................       $   583        $   831        $ 1,918
Purchases ................................................            --             --             --
Sales proceeds ...........................................           (98)           (44)          (874)
Repayments ...............................................          (287)          (217)          (207)
Losses on sales ..........................................            (4)            --            (16)
Premium and discount amortization, net ...................            (5)            (6)            (6)
Unrealized gains (losses) on securities available for sale           (14)            19             16
                                                                 -------        -------        -------
Ending balance ...........................................       $   175        $   583        $   831
                                                                 =======        =======        =======

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

Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branch in Charlestown, Indiana (Clark County), and the soon-to-be-opened branch in Carrollton, Kentucky (Carroll County), the Bank's market area has expanded. Deposits will come from all of our market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

     An analysis of the Company's deposit accounts by type, maturity and rate at December 31, 2003 is as follows:

                                      Minimum     Balance at                           Weighted
                                      Opening    December 31,             % of          Average
Type of Account                       Balance        2003               Deposits          Rate
---------------                       -------    ------------           --------       --------
                                                      (Dollars in thousands)

Withdrawable:
   Non-interest bearing accounts      $   100     $ 11,828                 6.6%            .00%
   Savings accounts ............           50       26,478                14.7             .71
   MMDA ........................          100       26,357                14.6            1.24
   NOW accounts ................          100       20,689                11.5             .50
                                                  --------                ----
      Total withdrawable .......                    85,352                47.4             .72

Certificates (original terms):
   I.R.A .......................          250        7,093                 3.9            3.08
   3 months ....................        2,500           28                  .0            1.05
   6 months ....................        2,500        2,191                 1.2            1.35
   9 months ....................        2,500          217                  .1            1.25
   12 months ...................          500       18,223                10.1            1.72
   15 months ...................          500        9,380                 5.2            1.94
   18 months ...................          500        2,046                 1.1            2.18
   24 months ...................          500        4,594                 2.6            3.28
   30 months ...................          500        1,600                  .9            3.46
   36 months ...................          500        1,917                 1.1            4.08
   48 months ...................          500        1,175                  .7            4.28
   60 months ...................          500        7,529                 4.2            4.64
Jumbo certificates .............      100,000       38,609                21.5            2.72
                                                  --------               -----
Total certificates .............                    94,602                52.6            2.67
                                                  --------               -----
Total deposits .................                  $179,954               100.0%           1.75
                                                  ========               =====


The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                              At December 31,
                    -----------------------------------
                      2003          2002          2001
                    -------       -------       -------
                              (In thousands)

0.00 to 3.00%       $67,726       $63,261       $10,647
3.01 to 5.00%        19,259        21,412        43,307
5.01 to 6.00%         5,489         8,187        11,417
6.01 to 7.00%            28         2,346        15,972
7.01 to 8.00%           100           322         1,818
                    -------       -------       -------
   Total ....       $94,602       $95,528       $83,161
                    =======       =======       =======

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2003. Matured certificates, which have not been renewed as of December 31, 2003, have been allocated based upon certain rollover assumptions.

                               Amounts at December 31, 2003
                    ----------------------------------------------------
                    One Year         Two          Three     Greater Than
                    or Less         Years         Years      Three Years
                    --------        -----         -----     ------------
                                   (In thousands)

0.00 to 3.00%       $60,597       $ 7,667       $   884       $   578
3.01 to 5.00%         8,078           973         1,003         9,205
5.01 to 6.00%         1,068           682           585         3,154
6.01 to 7.00%            13            15            --            --
7.01 to 8.00%            --           100            --            --
                    -------       -------       -------       -------
   Total ....       $69,756       $ 9,437       $ 2,472       $12,937
                    =======       =======       =======       =======


The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                                                 At December 31, 2003
                                                 --------------------
Maturity Period                                     (In thousands)

   Three months or less ........................       $16,664
   Greater than three months through six months         11,562
   Greater than six months through twelve months         4,087
   Over twelve months ..........................         6,296
                                                       -------
      Total ....................................       $38,609
                                                       =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                 Balance                 Increase     Balance                   Increase     Balance
                                   at                   (Decrease)       at                    (Decrease)       at
                                December 31,   % of        from      December 31,    % of         from      December 31,     % of
                                   2003      Deposits      2002         2002        Deposits      2001          2001       Deposits
                                ------------ --------   ----------   ------------   --------    --------    ------------   --------
                                                                     (Dollars in thousands)
Withdrawable:
  Non-interest bearing
    accounts .................   $ 11,828       6.6%     $    713     $ 11,115          6.9%     $   (291)    $ 11,406          7.9%
  Savings accounts ...........     26,478      14.7         1,940       24,538         15.2         4,449       20,089         13.8
  MMDA .......................     26,357      14.6        14,457       11,900          7.3        (1,524)      13,424          9.2
  NOW accounts ...............     20,689      11.5         1,941       18,748         11.6         1,257       17,491         12.0
                                 --------     -----      --------     --------        -----      --------     --------        -----
      Total withdrawable .....     85,352      47.4        19,051       66,301         41.0         3,891       62,410         42.9
Certificates (original terms):
  I.R.A ......................      7,093       3.9           432        6,661          4.1           716        5,945          4.1
  3 months ...................         28        .0          (556)         584           .4           520           64           --
  6 months ...................      2,191       1.2           896        1,295           .8        (1,564)       2,859          2.0
  9 months ...................        217        .1          (330)         547           .3          (323)         870           .6
  12 months ..................     18,223      10.1           908       17,315         10.7           133       17,182         11.8
  15 months ..................      9,380       5.2         2,177        7,203          4.4        (1,747)       8,950          6.1
  18 months ..................      2,046       1.1          (294)       2,340          1.4          (794)       3,134          2.2
  24 months ..................      4,594       2.6        (2,782)       7,376          4.6        (1,553)       8,929          6.1
  30 months ..................      1,600        .9          (214)       1,814          1.1           125        1,689          1.2
  36 months ..................      1,917       1.1           327        1,590          1.0           314        1,276           .9
  48 months ..................      1,175        .7           (97)       1,272           .8           709          563           .4
  60 months ..................      7,529       4.2         1,899        5,630          3.5         4,273        1,357           .9
Jumbo certificates ...........     38,609      21.5        (3,292)      41,901         25.9        11,558       30,343         20.8
                                 --------     -----      --------     --------        -----      --------     --------        -----
    Total certificates .......     94,602      52.6          (926)      95,528         59.0        12,367       83,161         57.1
                                 --------     -----      --------     --------        -----      --------     --------        -----
Total deposits ...............   $179,954     100.0%     $ 18,125     $161,829        100.0%     $ 16,258     $145,571        100.0%
                                 ========     =====      ========     ========        =====      ========     ========        ======

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2003, the Bank had $43 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

     The following table presents certain information relating to the Holding Company's and the Bank's borrowings at or for the years ended December 31, 2003, 2002 and 2001.

                                                                   At or for the Year
                                                                   Ended December 31,
                                                          -------------------------------------
                                                           2003            2002           2001
                                                          -------        -------        -------
                                                                      (In thousands)

FHLB Advances and Other Borrowed Money:
   Outstanding at end of period ...................       $50,000        $40,000        $26,500
   Average balance outstanding for period .........        45,636         32,475         17,385
   Maximum amount outstanding at any
      month-end during the period .................        50,000         40,000         26,500
   Weighted average interest rate during the period          4.58%          4.88%          5.50%
   Weighted average interest rate at end of period           4.40%          4.48%          4.53%


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


Financing Subsidiary

On March 13, 2003, the Company formed the "RIVR Statutory Trust I," a statutory trust formed under Connecticut law, and filed a Certificate of Trust with the Secretary of State of the State of Connecticut. The sole purpose of the Trust is to issue and sell certain securities representing undivided beneficial interests in the assets of the Trust and to invest the proceeds thereof in certain debentures of the Company.

Employees

As of December 31, 2003, the Bank employed 61 persons on a full-time basis and 11 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.


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


                                   REGULATION

General

As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition and the complexity of its operations. The Bank's semi-annual assessment is approximately $32,000.

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


Savings and Loan Holding Company Regulation

As the holding company for the Bank, the Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and is subject to regulatory oversight by the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

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


Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2003, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (viii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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


Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2003, the Bank's investment in stock of the FHLB of Indianapolis was $2.2 million. For the fiscal year ended December 31, 2003, the FHLB of Indianapolis paid approximately $107,000 in dividends to the Bank, for an annual rate of 5.2%.

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

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. Prior to 2000, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. From time to time, legislation may be introduced before Congress that would increase the deposit insurance assessments paid by all financial institutions, including the Bank.

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


Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2003, the Bank was in compliance with all capital requirements imposed by law.

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


Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2003, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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


Dividend Limitations

     The OTS also restricts the amount of "capital distributions" that may be made by savings associations. The applicable regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

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


Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2003, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.


Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2003, the Bank was in compliance with its QTL requirement, with approximately 79.1% of its portfolio assets invested in QTIs.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section7701(a)(19) of the Code or the asset composition test of Section7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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


Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and increased responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Holding Company anticipates incurring additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.


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


Predatory Lending

     The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing "predatory lending." The term "predatory lending" encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following:
(i) making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending"); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board amended Regulation Z to broaden the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 ("HOEPA"). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower's interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank does not anticipate that these provisions, or any similar state predatory lending regulations, will materially affect its financial condition or results of operations.

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws. The Treasury Department issued final regulations that became effective on June 9, 2003 that require institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.


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

     For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company's federal income tax returns have not been audited in recent years.

State Taxation

     The Company is subject to Indiana's Financial Bank Tax ("IFBT"), which is imposed at a flat rate of 8.5% on apportioned "adjusted gross income." "Adjusted gross income," for purposes of IFBT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company's state income tax returns have not been audited in recent years.


Item 2. Description of Properties.

     The following table provides certain information with respect to the Bank's offices as of December 31, 2003.

                                                                         Net Book Value
                                                                          of Property,
                                                   Year                    Furniture,                Approximate
                                                 Opened or                Fixtures and                 Square
Description and Address                          Acquired                   Equipment                  Footage
---------------------------------                ---------               --------------              -----------
                                                                     (Dollars in thousands)

Locations in Madison, Indiana:
  Downtown Office:
    233 E. Main Street ..........                  1952                      $  416                     9,110
  Drive-Through Branch:
    401 E. Main Street ..........                  1984                         154                       375
  Hilltop Location:
    430 Clifty Drive ............                  1983                       3,848                    32,000
  Wal-mart Banking Center:
    567 Ivy Tech Drive ..........                  1995                          21                       517

Location in Hanover, Indiana:
  10 Medical Plaza Drive ........                  1995                         531                       656

Location in Charlestown, Indiana:
  1025 Highway 62 ...............                  2002                         658                     1,500

Location in Sellersburg, Indiana:
  Highway 311 ...................                  2002                         275                        --

Location in Carrollton, Kentucky:
  1501 Highland Avenue ..........                  2003                          77                     2,000


     The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $357 at December 31, 2003.

     The Bank operates eight automated teller machines ("ATMs"), one at each office location (the main office has two), one at Hanover College, one at a Kroger supermarket, all in Madison, Indiana, and one in Carrolton, Kentucky. The Bank's ATMs participate in the Shazam(R) network.

     The Bank performs its own data processing and reporting services.

Item 3. Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or the Bank's business.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2003.


Item 4.5. Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                           Position with the                    Position
         Name              Holding Company                      with the Bank
--------------------       -------------------------------      -------------------------------

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

John Muessel               Vice President - Trust Officer       Vice President - Trust Officer


     Matthew P. Forrester (age 47) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

     Lonnie D. Collins (age 55) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank's outside counsel since 1980.

     Larry C. Fouse (age 58) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens and from 1989 to 1993 served as Citizens' Vice President and Operations Officer.

     Deanna Liter (age 40) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens' Data Processing Department.

     Barbara Eades (age 54) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

     Loy Skirvin (age 55) has served as Vice President of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

     Mark A. Goley (age 48) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

     Anthony D. Brandon (age 32) has served as Vice President of Loan Administration since September of 2001. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

     John Muessel (age 51) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

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

     Other information required by this item is incorporated by reference to the material under the heading "Market Price of the Corporation's Common Shares and Related Shareholder Matters" on pages 1 and 2 of the Holding Company's 2003 Shareholder Annual Report (the "Shareholder Annual Report").


Item 5.5. Selected Consolidated Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Information and Other Data" on pages 3 and 4 of the Shareholder Annual Report.


Item 6. Management's Discussion and Analysis or Plan of Operation.

     The information required by this item is incorporated by reference to pages 5 through 16 of the Shareholder Annual Report.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to pages 12 and 13 of the Shareholder Annual Report.

Item 7. Financial Statements.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 17 through 41 in the Shareholder Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     There are no such changes and disagreements to report during the applicable period.


Item 8A. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. The Company's President and Vice President of Finance, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 6 and page 10 of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held on April 21, 2004 (the "2004 Proxy Statement"). Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

     The Company has a separate Audit  Committee  established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Its members are Robert W. Anger (Chairman), Fred W. Koehler, Jonnie L. Davis, Michael J. Hensley, L. Sue Livers and Charles J. McKay.

     The Board of Directors of the Company has determined that the Company does not have an "audit committee financial expert," as defined in 17 CFR Section 228.401(e)(2), serving on its Audit Committee. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

     The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is filed as an exhibit to this Report.


Item 10. Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 and 7 of the 2004 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 and 2 of the 2004 Proxy Statement.

     The following table sets forth certain information pertaining to the Bank's equity compensation plans:

                                        Equity Compensation Plan Information
                                                                                                Number of securities
                                Number of securities                                           remaining available for
                             to be issued upon exercise         Weighted-average                future issuance under
                              of outstanding options,            exercise price                 of equity compensation
                             warrants and rights as of          outstanding options,          plans (excluding securities
                                December 31, 2003               warrants and rights             reflected in Column (a))
Plan Category                           (a)                            (b)                                (c)
--------------------------   --------------------------        ---------------------          ---------------------------
Equity compensation plans
   approved by security
   holders ..............           125,276 (1)                     7.63 (1)                            42,308 (1)
                                      2,540 (2)                       -- (2)                            28,404 (2)

Equity compensation plans
   not approved by
   security holders .....                --                           --                                    --
                                    -------                         ----                                ------
Total ...................           127,816                         7.63 (3)                            70,712
                                    =======                         ====                                ======

-------------------

(1)  River Valley Bancorp Stock Option Plan.

(2) River Valley Bancorp Recognition and Retention Plan and Trust ("RRP"). Column (a) includes 2,540 shares granted to management but not yet vested. In addition, 64,276 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.


Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 8 of the 2004 Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a) List the following documents filed as part of the report:

                                                                   Annual Report
Financial Statements                                                 Page No.
--------------------                                               -------------

Independent Accountants' Report ............................................. 19

Consolidated  Balance  Sheets  at  December 31, 2003 and 2002 ............... 20

Consolidated Statements  of Income for the Years Ended  December 31,
   2003, 2002 and 2001 ...................................................... 21

Consolidated Statements of Comprehensive Income for the Years
    Ended December 31, 2003, 2002 and 2001 .................................. 22

Consolidated  Statements of Stockholders' Equity for the Years
    Ended December 31, 2003, 2002 and 2001 .................................. 23

Consolidated  Statements of Cash Flows  for the  Years
    Ended  December 31, 2003,2002 and 2001 .................................. 24

Notes to Consolidated Financial Statements .................................. 25

     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 2003, the Holding Company filed two reports on Form 8-K. On October 14, 2003, the Holding Company filed a press release containing third quarter earnings information. On December 9, 2003, the Holding Company filed a press release informing the public of a 2-for-1 stock split for shares outstanding as of December 26, 2003.

     (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

     (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.


Item 14. Principal Accountant Fees and Services.

     The information required by this item with respect to principal accountant fees and services is incorporated by reference to pages 9 and 10 of the 2004 Proxy Statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RIVER VALLEY BANCORP



Date: March 30, 2004                By: /s/ Matthew P. Forrester
                                        ----------------------------------------
                                        Matthew P. Forrester, President and
                                        Chief Executive Officer




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                              Title                        Date
----------                              -----                        ----
(1) Principal Executive Officer:

    /s/ Matthew P. Forrester
    ----------------------------------                         )
    Matthew P. Forrester                President and          )
                                        Chief Executive Officer)
                                                               )
                                                               )
(2) Principal Financial and Accounting                         )
    Officer:                                                   )
                                                               )
                                                               )
    /s/ Larry C. Fouse                  Treasurer              )
    -----------------------------------                        )
    Larry C. Fouse                                             )
                                                               )
                                                               ) March 30, 2004
                                                               )
(3) The Board of Directors:                                    )
                                                               )
    /s/ Robert W. Anger                                        )
    ------------------------------------  Director             )
    Robert W. Anger                                            )
                                                               )
    /s/ Jonnie L. Davis                                        )
    ------------------------------------  Director             )
    Jonnie L. Davis                                            )

                                                               )
    /s/ Matthew P. Forrester                                   )
    ------------------------------------  Director             )
    Matthew P. Forrester                                       )
                                                               )
                                                               )
    ------------------------------------  Director             )
    Michael J. Hensley                                         )
                                                               ) March 30, 2004
    /s/ L. Sue Livers                                          )
    ------------------------------------  Director             )
    L. Sue Livers                                              )
                                                               )
    /s/ Fred W. Koehler                                        )
    ------------------------------------  Director             )
    Fred W. Koehler                                            )
                                                               )
    /s/ Charles J. McKay                                       )
    ------------------------------------  Director             )
    Charles J. McKay                                           )
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

      (7) Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

      (8) River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit B of Registrant's Schedule 14A filed May 12, 1997

      (9) River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit A of Registrant's Schedule 14A filed May 12, 1997

    13         Shareholder Annual Report

    14         Code of Ethics

    21         Subsidiaries of the Registrant

    23         Consent of BKD, LLP

    31(1)      CEO Certification

    31(2)      CFO Certification

    32         Section 906 Certification