Form 10QSB
period 2004-03-31
RIVER VALLEY BANCORP
filed 2004-05-17
CIK 1015593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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

Yes [ ]    No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2004, there were 1,626,637 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [ X ]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets                              3

            Consolidated Condensed Statements of Income                        4

            Consolidated Condensed Statements of Comprehensive Income          5

            Consolidated Condensed Statements of Cash Flows                    6

            Notes to Unaudited Consolidated Condensed Financial Statements     7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.  Controls and Procedures                                              13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Changes in Securities and Issuer Purchases of Equity Securities      14
Item 3.  Defaults Upon Senior Securities                                      14
Item 4.  Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15

EXHIBITS                                                                      16


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheets
                                  (Unaudited)

                                                                             March 31,        December 31,
                                                                                2004             2003
                                                                             -----------------------------
                                                                         (In Thousands, Except Share Amounts)
                                                                            (Unaudited)

Assets
      Cash and due from banks                                                $   2,966          $   4,443
      Interest-bearing demand deposits                                           4,651              8,069
                                                                             ---------          ---------
            Cash and cash equivalents                                            7,617             12,512
      Investment securities available for sale                                  28,446             34,557
      Loans held for sale                                                          341                100
      Loans                                                                    201,174            194,222
            Allowance for loan losses                                            2,202              2,056
                                                                             ---------          ---------
                  Net Loans                                                    198,972            192,166
      Premises and equipment                                                     6,138              5,980
      Federal Home Loan Bank stock                                               2,600              2,176
      Interest receivable                                                        1,503              1,489
      Cash surrender value of life insurance                                     5,151              5,093
      Other assets                                                               1,192              1,003
                                                                             ---------          ---------
                Total assets                                                 $ 251,960          $ 255,076
                                                                             =========          =========

Liabilities
      Deposits
            Noninterest-bearing                                              $  12,292          $  11,828
            Interest-bearing                                                   156,210            168,126
                                                                             ---------          ---------
                  Total deposits                                               168,502            179,954
      Borrowings                                                                59,217             50,000
      Interest payable                                                             335                381
      Other liabilities                                                          1,357              1,886
                                                                             ---------          ---------
            Total liabilities                                                  229,411            232,221
                                                                             ---------          ---------

Commitments and Contingencies


Shareholders' Equity
      Preferred stock,  without par value
            Authorized and unissued - 2,000,000 shares
      Common stock, without par value
            Authorized - 5,000,000 shares
            Issued and outstanding -  1,622,349 and 1,646,680 shares
      Additional paid-in capital                                                 8,586              8,705
      Retained earnings                                                         13,835             14,088
      Shares acquired by stock benefit plans                                      (174)              (193)
      Accumulated other comprehensive income                                       302                255
                                                                             ---------          ---------
            Total shareholders' equity                                          22,549             22,855
                                                                             ---------          ---------

            Total liabilities and shareholders' equity                       $ 251,960          $ 255,076
                                                                             =========          =========


   See notes to consolidated condensed financial statements.



                                       3


                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statements of Income
                                   (Unaudited)



                                                                   Three Months Ended
                                                                        March 31
                                                           ------------------------------------
                                                                   2004          2003
                                                           ------------------------------------
                                                           (In Thousands, Except Share Amounts)
Interest Income
      Loans receivable                                            $2,911         $2,775
      Investment securities                                          256            238
      Interest-earning deposits and other                             41             69
                                                                  ------         ------
            Total interest income                                  3,208          3,082
                                                                  ------         ------

Interest Expense
      Deposits                                                       699            885
      Borrowings                                                     583            436
                                                                  ------         ------
            Total interest expense                                 1,282          1,321
                                                                  ------         ------

Net Interest Income                                                1,926          1,761
      Provision for loan losses                                      102             90
                                                                  ------         ------
Net Interest Income After Provision for Loan Losses                1,824          1,671
                                                                  ------         ------

Other Income
      Gain on investment securities                                    6              0
      Service fees and charges                                       420            340
      Net gains on loan sales                                        106            492
      Other income                                                    88             37
                                                                  ------         ------
            Total other income                                       620            869
                                                                  ------         ------

Other Expenses
      Salaries and employee benefits                                 758            657
      Net occupancy and equipment expenses                           239            187
      Data processing fees                                            40             20
      Advertising                                                     51             73
      Legal and professional fees                                     30             45
      Other expenses                                                 350            543
                                                                  ------         ------
            Total other expenses                                   1,468          1,525
                                                                  ------         ------

Income Before Income Tax                                             976          1,015
      Income tax expense                                             367            419
                                                                  ------         ------


Net Income                                                        $  609         $  596
                                                                  ======         ======

Basic earnings per share                                          $ .380         $ .380
Diluted earnings per share                                          .360           .360
Dividends per share                                                 .170           .125



See notes to consolidated condensed financial statements.


                                       4

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                             Three Months Ended
                                                                 March 31,
                                                             -------------------
                                                              2004         2003
                                                             -------------------
                                                                 (In Thousands)

Net income                                                    $609         $596
Other comprehensive income, net of tax
   Unrealized gains on securities available for sale
      Unrealized holding gains arising during the
         period, net of tax expense of $33 and $8               51           12
      Less:  Reclassification  adjustment for gains
         included in net income, net of tax expense of $2        4           --
                                                              ----         ----
                                                                47           12
                                                              ----         ----
 Comprehensive income                                         $656         $608
                                                              ====         ====





See notes to consolidated condensed financial statements.


                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           ---------------------------
                                                                                             2004              2003
                                                                                           ---------------------------
Operating Activities                                                                              (In Thousands)
      Net income                                                                           $    609          $    596
      Adjustments to reconcile net income to net cash provided (used) by operating activities
         Provision for loan losses                                                              102                90
         Depreciation and amortization                                                          137               119
         Loans originated for sale in the secondary market                                   (4,884)          (22,428)
         Proceeds from sale of loans in the secondary market                                  4,698            22,803
         Gain on sale of loans                                                                 (106)             (492)
         Amortization of deferred loan origination cost                                          25                17
         Amortization of expense related to stock benefit plans                                  83                78
         Net change in:
              Interest receivable                                                               (14)              (49)
              Interest payable                                                                  (46)              (54)
          Other adjustments                                                                    (534)              459
                                                                                           --------          --------
                  Net cash provided by operating activities                                      70             1,139
                                                                                           --------          --------

Investing Activities
      Purchases of securities available for sale                                             (1,002)           (4,007)
      Proceeds from sales of securities available for sale                                    3,993                --
      Proceeds from maturities of securities available for sale                               3,196                90
      Net change in loans                                                                    (6,882)           (3,129)
      Purchase of FHLB stock                                                                   (397)               --
      Purchases of premises and equipment                                                      (295)             (141)
                                                                                           --------          --------
                  Net cash used in investing activities                                      (1,387)           (7,187)
                                                                                           --------          --------

Financing Activities
      Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                  (8,787)            2,804
          Certificates of deposit                                                            (2,665)              124
      Proceeds from borrowings                                                               19,000             7,000
      Repayment of borrowings                                                               (10,000)           (1,000)
      Cash dividends                                                                           (279)             (194)
      Proceeds from exercise of stock options                                                    78                44
      Purchase of stock                                                                        (935)               --
      Advances by borrowers for taxes and insurance                                              10                23
                                                                                           --------          --------
                  Net cash provided by (used in) financing activities                        (3,578)            8,801
                                                                                           --------          --------

Net Change in Cash and Cash Equivalents                                                      (4,895)            2,753

Cash and Cash Equivalents, Beginning of Period                                               12,512            18,610
                                                                                           --------          --------

Cash and Cash Equivalents, End of Period                                                   $  7,617          $ 21,363
                                                                                           ========          ========

Additional Cash Flows and Supplementary Information
      Interest paid                                                                        $  1,328          $  1,375
      Income tax paid                                                                            --                46



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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Corporation as of that date.


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


                                                     Three Months Ended                       Three Months Ended
                                                       March 31, 2004                            March 31, 2003
                                                       --------------                           --------------
                                                          Weighted      Per                        Weighted       Per
                                                           Average     Share                        Average      Shares
                                            Income          Shares     Amount        Income          Shares      Amount
                                            ------          ------     ------        ------          ------      ------

                                                       (Dollar Amounts in Thousands, Except Share Amounts)
Basic earnings per share
 Income available to common
 shareholders                              $     609     1,613,408     $   .38      $     596      1,578,466      $   .38
                                                                       =======                                    =======

Effect of dilutive RRP  awards and
stock options                                               76,490                                    72,864
                                           -----------------------                  ------------------------
Diluted earnings per share
 Income available to common
 shareholders and assumed
 conversions                               $     609     1,689,898     $   .36      $     596      1,651,330      $   .36
                                           ==============================================================================



Note 4: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2003 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                        Three Months Ended        Three Months Ended
                                                           March 31, 2004            March 31, 2003
                                                     ---------------------------------------------------
                                                     (Dollar Amounts In Thousands, Except Share Amounts)

Net income, as reported                                     $   609                     $   596
Less:  Total stock-based employee compensation
    cost determined under the fair value based
    method, net of income taxes                                   6                           7
                                                            -----------------------------------

Pro forma net income                                        $   603                     $   589
                                                            ===================================

Earnings per share:
     Basic - as reported                                    $   .38                     $   .38
     Basic - pro forma                                      $   .37                     $   .37
     Diluted - as reported                                  $   .36                     $   .36
     Diluted - pro forma                                    $   .36                     $   .36



Note 5: Accounting Change

In previous financial statements and reports, the Corporation had consolidated RIVR Statutory Trust I ("Trust") through which it has issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Company's subordinated debentures" in the consolidated balance sheets. The Financial Accounting Standards Board ("FASB") had previously issued FASB Interpretation No. 46 ("FIN 46") and, in December 2003, issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in FIN 46, the Trust should be deconsolidated, with the Company accounting for its investment in the Trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. During 2003, the Corporation classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the Trust. FIN 46 permits and encourages restatement of prior period results. The prior period financial information has not been adjusted to give effect to the revised provisions of FIN 46 as the changes are not material to the financial statements and would have had no effect on previously reported net interest margin, net income or earnings per share.


Note 6: Reclassifications

Certain reclassifications have been made to the 2003 consolidated condensed financial statements to conform to the March 31, 2004 presentation.


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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Corporation's significant accounting policies presented on pages 25 through 27 of the Annual Report to Shareholders for the year ended December 31, 2003. Certain of these policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.


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

The allowance for loan losses represents management's estimate of probable losses inherent in the Corporation's loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Corporation's strategy for credit risk management includes conservative, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation's allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Corporation's primary market area for lending is southeastern Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation's customers.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.


Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $832,000 and $854,000, respectively.

Financial Condition

At March 31, 2004, the Corporation's consolidated assets totaled $252.0 million, an decrease of $3.1 million, or 1.2%, from December 31, 2003. The decrease in assets resulted primarily from a decrease in cash and securities of approximately $11.0 million and an offsetting increase of approximately $7.0 million in net loans.

Liquid assets (i.e., cash and interest-earning deposits) decreased by $4.9 million from December 31, 2003 levels, to a total of $7.6 million at March 31, 2004. Investment securities decreased by $6.1 million, or 17.7%, to a total of $28.5 million at March 31, 2004 due to the increase in loans.

Net loans receivable were $199.0 million at March 31, 2004, an increase of $6.8 million, or 3.5%, from $192.2 million at December 31, 2003.

The Corporation's allowance for loan losses totaled $2.1 million at December 31, 2003 and $2.2 million at March 31, 2004, which represented 1.06% and 1.10% respectively of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $514,000 and $469,000 at December 31, 2003 and March 31, 2004, respectively. Although management believes that its allowance for loan losses at March 31, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $168.5 million at March 31, 2004, a decrease of $11.5 million, or 6.4%, compared to total deposits at December 31, 2003. The decrease for the three-month period resulted from outflow of County Government funds.

Advances from the Federal Home Loan Bank totaled $52.0 million and $43.0 million respectively at March 31, 2004 and December 31, 2003. These advances are a readily available source of funding for periods when loan demand exceeds deposit growth.

Shareholders' equity totaled $22.6 million at March 31, 2004, a decrease of $300,000, or 1.3%, from $22.9 million at December 31, 2003. The decrease resulted primarily from the repurchase of shares of RVB stock.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2004, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

General

The Corporation's net income for the three months ended March 31, 2004 totaled $609,000, an increase of $13,000, or 2.2%, from the $596,000 reported for the quarter ended March 31, 2003. The increase in income for the 2003 period was primarily attributable to an increase in interest income and a decrease in the other expenses offset by a decrease in other income.


Net Interest Income

Total interest income for the three months ended March 31, 2004 amounted to $3.2 million, an increase of $126,000, or 4.1%, from the comparable quarter in 2003. This increase reflects an increase in average interest-earning assets outstanding offset by a decrease in the loan yield of .73 %.

Interest expense on deposits decreased by $186,000, or 21.0%, to a total of $699,000 for the quarter ended March 31, 2004, due primarily to a decrease in the average cost of deposits offset by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $583,000 for the three months ended March 31, 2004, an increase of $147,000 from the comparable period in 2003. The increase resulted primarily from an increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $165,000 or 9.3%, for the three months ended March 31, 2004, as compared to the comparable period in 2003.


Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $102,000 provision for losses on loans for the three months ended March 31, 2004, compared to the $90,000 amount recorded in the 2003 period. While management believes that the allowance for losses on loans is adequate at March 31, 2004, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.

Other Income

Other income decreased by $249,000, for the three months ended March 31, 2004, as compared to the same period in 2003, due primarily to a decrease of $386,000 in gain on sale of loans. River Valley sold $4.6 million in loans during the quarter ended March 31, 2004 compared to $22.3 million during the first quarter of 2003. Service fee income and other income increased $131,000 due to new programs and services introduced in late 2003.


Other Expense

Other expense decreased by $57,000, during the three months ended March 31, 2004, compared to the same period in 2003. The decrease was due primarily to a decrease in the other category of $193,000. This decrease primarily resulted from a decrease in mortgage servicing rights amortization. The decreases in other expenses was offset by an increase in net occupancy and equipment expense of $52,000 and an increase in employee compensation and benefits of $101,000. Employee compensation and benefits and net occupancy and equipment expense increased due to an increase in employees to service an increased asset base and expanded branch network.


Income Taxes

The provision for income taxes totaled $367,000 for the three months ended March 31, 2004, a decrease of $52,000, or 12.4%, as compared to the same period in 2003. The effective tax rates were 37.6% and 41.2% for the three months ended March 31, 2004 and 2003, respectively. The decline in the effective tax rate was primarily due an increase in non-taxable cash surrender value insurance income recorded in the first quarter of 2004 as compared to the first quarter of 2003.


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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities and Issuer Purchases of Equity Securities.

Purchases of common stock made by or on behalf of the Company during the three months ended March 31, 2004, are set forth below:



                                                            Total Number of      Maximum Number of
                                                         Shares  Purchased as     Shares That May
                         Total Number of     Average       Part of Publicly       Yet Be Purchased
         Period          Shares Purchased     Price         Announced Plan         Under the Plan
         ------          ----------------    -------     --------------------    -----------------
         January 2004       6,500             $27.48              6,500                    *
         February 2004     16,361             $27.33             16,361                    *
         March 2004        11,988             $25.86             11,988                    *
                           ------                                ------
                           34,849             $26.89             34,849                    *

* Up to 10% of total shares outstanding may be repurchased at a given time by the Company.





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

         (a) Exhibits

             31(1) CEO Certification required by 17 C.F.R. Section 240.13a-14(a)

             31(2) CFO Certification required by 17 C.F.R. Section 240.13a-14(a)

             32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

               i)  On  January  23,  2004,  a  press   release   regarding   the
               Corporation's results of operations for the period ended December 31, 2003 was filed under Items 7 and 12 on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RIVER VALLEY BANCORP

Date:  May 17, 2004                    By: /s/ Matthew P. Forrester
                                           -------------------------------------
                                           Matthew P. Forrester
                                           President and Chief Executive Officer

Date:  May 17, 2004                    By: /s/ Larry C. Fouse
                                           -------------------------------------
                                           Larry C. Fouse
                                           Vice President of Finance