Form 10QSB
period 2004-06-30
RIVER VALLEY BANCORP
filed 2004-08-16
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes [ ]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 11, 2004 - 1,592,549 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets                           3

            Consolidated Condensed Statements of Income                     4

            Consolidated Condensed Statements of Comprehensive Income       5

            Consolidated Condensed Statements of Cash Flows                 6

            Notes to Unaudited Consolidated Condensed Financial Statements  7

Item 2.   Management's Discussion and Analysis or Plan of Operation        10

Item 3.   Controls and Procedures                                          14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15
Item 2.   Changes in Securities                                            15
Item 3.   Defaults Upon Senior Securities                                  15
Item 4.   Submission of Matters to a Vote of Security Holders              15
Item 5.   Other Information                                                15
Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

EXHIBITS


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RIVER VALLEY BANCORP
                      Consolidated Condensed Balance Sheets

                                                                                      June 30,           December 31,
                                                                                        2004                 2003
                                                                                --------------------- --------------------
                                                                                    (In Thousands, Except Share Amounts)
                                                                                     (Unaudited)
Assets
       Cash and due from banks                                                          $ 3,438               $ 4,443
       Interest-bearing demand deposits                                                   3,706                 8,069
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                      7,144                12,512
       Investment securities available for sale                                          25,103                34,557
       Loans held for sale                                                                  250                   100
       Loans                                                                            211,572               194,222
                  Allowance for loan losses                                               2,277                 2,056
                                                                                --------------------- --------------------
                         Net loans                                                      209,295               192,166
       Premises and equipment                                                             6,287                 5,980
       Federal Home Loan Bank stock                                                       2,800                 2,176
       Interest receivable                                                                1,424                 1,489
       Cash surrender value life insurance                                                5,201                 5,093
       Other assets                                                                         956                 1,003
                                                                                --------------------- --------------------
                   Total assets                                                        $258,460              $255,076
                                                                                ===================== ====================

  Liabilities
       Deposits
                                                                                      $  14,261              $ 11,828
  Non-interest-bearing
           Interest-bearing                                                             157,196               168,126
                                                                                --------------------- --------------------
                Total deposits                                                          171,457               179,954
       Borrowings                                                                        63,217                50,000
       Interest payable                                                                     241                   381
       Other liabilities                                                                  1,449                 1,886
                                                                                --------------------- --------------------
           Total liabilities                                                            236,364               232,221
                                                                                --------------------- --------------------

  Commitments and Contingencies


  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 1,599,049 and 1,646,680 shares
       Additional paid-in capital                                                         8,453                 8,705
       Retained earnings                                                                 13,800                14,088
       Shares acquired by stock benefit plans                                              (180)                (193)
       Accumulated other comprehensive income                                                23                   255
                                                                                --------------------- --------------------
           Total shareholders' equity                                                    22,096                22,855
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                                 $ 258,460              $255,076
                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.


                                       3

                              RIVER VALLEY BANCORP
                   Consolidated Condensed Statements of Income
                                   (Unaudited)




                                                                             Six Months Ended              Three Months Ended
                                                                                 June 30,                       June 30,
                                                                       -------------- -------------- ---------------- --------------
                                                                            2004           2003            2004            2003
                                                                       -------------- -------------- ---------------- --------------
Interest Income                                                                    (In Thousands, Except Share Amounts)
     Loans receivable                                                      $ 5,856         $ 5,515       2,945           2,740
     Investment securities                                                     470             509         214             271
     Interest-earning deposits and other                                        88             110          47              41
                                                                       -------------- --------------- --------------- --------------
         Total interest income                                               6,414           6,134       3,206           3,052
                                                                       -------------- --------------- --------------- --------------

Interest Expense
     Deposits                                                                1,365           1,719         666             834
     Borrowings                                                              1,234             954         651             518
                                                                       -------------- --------------- --------------- --------------
         Total interest expense                                              2,599           2,673       1,317           1,352
                                                                       -------------- --------------- --------------- --------------

Net Interest Income                                                          3,815           3,461       1,889           1,700
     Provision for loan losses                                                 194             180          92              90
                                                                       -------------- --------------- --------------- --------------
Net Interest Income After Provision for Loan Losses                          3,621           3,281       1,797           1,610
                                                                       -------------- --------------- --------------- --------------

Other Income
     Net realized gains (losses) on sales of available-for-sale
securities                                                                       9              (2)          3              (2)
     Service fees and charges                                                  862             684         442             344
     Net gains on loan sales                                                   262             979         156             487
     Other income                                                              185              72          97              35
                                                                       -------------- --------------- --------------- --------------
         Total other income                                                  1,318           1,733         698             864
                                                                       -------------- --------------- --------------- --------------

Other Expenses
     Salaries and employee benefits                                          1,557           1,333         799             676
     Net occupancy and equipment expenses                                      479             389         240             202
     Data processing fees                                                       73              58          33              38
     Advertising                                                               117             131          66              58
     Legal and professional fees                                               100             105          70              60
       Other Expenses                                                          778             905         428             362
                                                                       -------------- --------------- --------------- --------------
         Total other expenses                                                3,104           2,921       1,636           1,396
                                                                       -------------- --------------- --------------- --------------

Income Before Income Tax                                                     1,835           2,093         859           1,078
     Income tax expense                                                        681             817         314             398
                                                                       -------------- --------------- --------------- --------------

Net Income                                                                  $1,154          $1,276      $  545        $    680
                                                                       ============== =============== =============== ==============

Basic earnings per share                                                     $ .72           $ .81       $ .34           $ .43
Diluted earnings per share                                                     .69             .77         .33             .41
Dividends per share                                                            .35             .28         .18             .15



See notes to consolidated condensed financial statements.



                                       4

                              RIVER VALLEY BANCORP
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)




                                                                                  Six Months Ended           Three Months Ended
                                                                                      June 30,                    June 30,
                                                                              ------------ ------------- ------------ -------------
                                                                                 2004          2003         2004          2003
                                                                              ------------ ------------- ------------ -------------
                                                                                                  (In Thousands)

  Net income                                                                     $1,154       $1,276        $545         $680
  Other comprehensive income (loss), net of tax
        Unrealized gains on securities available for sale
            Unrealized holding gains  arising during the period,
             net of tax expense (benefit) of $(149), $108, $(169) and $100         (277)         164        (277)         152
           Less: Reclassification adjustment for gains (losses)
                included in net income, net of tax expense (benefit)
                of $4, $(1), $1, and $(1)                                             5           (1)          2           (1)
                                                                              ------------ ----------- ------------ -------------
                                                                                   (232)         165        (279)         153
                                                                              ------------ ----------- ------------ -------------
   Comprehensive income                                                            $922       $1,441        $266         $833
                                                                              ============ =========== ============ =============




See notes to consolidated condensed financial statements.




                                       5

                              RIVER VALLEY BANCORP
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              ------------------ -------------------
                                                                                                    2004               2003
                                                                                              ------------------ -------------------
  Operating Activities                                                                                   (In Thousands)
       Net income                                                                                $    1,154         $   1,276
       Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses                                                                      194               180
         Depreciation and amortization                                                                  283               245
         Investment securities (gains) losses                                                            (9)                2
         Loans originated for sale in the secondary market                                          (12,596)          (44,760)
         Proceeds from sale of loans in the secondary market                                         12,571            43,724
         Gain on sale of loans                                                                         (262)             (979)
         Amortization of deferred loan origination cost                                                 151                94
         Amortization of expense related to stock benefit plans                                         210               200
         Net change in:
           Interest receivable                                                                           65               108
           Interest payable                                                                            (140)              (86)
         Other adjustments                                                                             (118)                2
                                                                                              ------------------ -------------------
                Net cash provided by operating activities                                             1,503                 6
                                                                                              ------------------ -------------------

  Investing Activities
       Purchases of securities available for sale                                                    (1,147)           (8,006)
       Proceeds from maturities of securities available for sale                                      6,016             1,183
       Proceeds from sale of securities available for sale                                            4,196             1,098
       Purchase of Federal Home Loan Bank stock                                                        (571)                -
       Net change in loans                                                                          (17,337)          (11,685)
       Premiums paid on life insurance                                                                    -            (3,639)
       Purchases of premises and equipment                                                             (590)             (403)
                                                                                              ------------------ -------------------
                Net cash used in investing activities                                                (9,433)          (21,452)
                                                                                              ------------------ -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                          (4,337)            9,356
         Certificates of deposit                                                                     (4,160)           (2,201)
       Proceeds from borrowings                                                                      23,000            11,000
       Repayment of borrowings                                                                      (10,000)           (4,000)
       Cash dividends                                                                                  (555)             (385)
       Purchase of stock                                                                             (1,455)             (205)
       Stock options exercised                                                                           78                69
       Acquisition of stock for stock benefit plans                                                     (34)                -
       Advances by borrowers for taxes and insurance                                                     25                (3)
                                                                                              ------------------ -------------------
                Net cash provided by financing activities                                             2,562            13,631
                                                                                              ------------------ -------------------

  Net Change in Cash and Cash Equivalents                                                            (5,368)           (7,815)

  Cash and Cash Equivalents, Beginning of Period                                                     12,512            18,610
                                                                                              ------------------ -------------------

  Cash and Cash Equivalents, End of Period                                                         $  7,144         $  10,795
                                                                                              ================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                             $    2,739        $    2,759
       Income tax paid                                                                                  499               624

  See notes to consolidated condensed financial statements.




                                       6

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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not included information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Corporation as of that date.


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


                                                     Six Months Ended                                 Six Months Ended
                                                       June 30, 2004                                   June 30, 2003
                                                       -------------                                   -------------
                                                         Weighted           Per                           Weighted        Per
                                                         Average           Share                           Average       Share
                                              Income       Shares          Amount           Income         Shares        Amount
                                              ------       ------          ------           ------         ------        ------
                                                               (Dollar Amounts In Thousands, Except Share Amounts)

     Basic earnings per share
       Income available to common
       shareholders                            $1,154     1,606,296           $.72          $1,276      1,575,309            $.81
                                                                        ===========                                     ==========

     Effect of dilutive RRP awards
       and stock options                                     73,618                                        81,834
                                           ------------- --------------                -------------- ---------------

     Diluted earnings per share
       Income available to common
         shareholders and assumed
         conversions                          $ 1,154     1,679,914           $.69         $ 1,276      1,657,143          $.77
                                           ============= ============== ===========    ============== =============== ==========




                                                    Three Months Ended                            Three Months Ended
                                                       June 30, 2004                                June 30, 2003
                                                       -------------                                -------------
                                                         Weighted              Per                      Weighted        Per
                                                         Average              Share                     Average        Share
                                              Income      Shares             Amount       Income         Shares        Amount
                                              ------      ------             ------       ------         ------        ------
                                                           (Dollar Amounts In Thousands, Except Share Amounts)
     Basic earnings per share

       Income available to common
       shareholders                             $ 545     1,599,284          $ .34          $680        1,582,718         $ .43
                                                                        ===========                                   ==========

     Effect of dilutive RRP awards
       and stock options                                     70,747                                        80,540
                                           ------------- --------------                -------------- ---------------

     Diluted earnings per share
       Income available to common
         shareholders and assumed
         conversions                             $545     1,670,031          $ .33          $680        1,663,258         $ .41
                                           ============= ============== ===========    ============== =============== ==========


Note 4:  Stock Options

The Corporation has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2003 Annual Report to shareholders. The Corporation accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                                  Six Months      Six Months     Three Months    Three Months
                                                                     Ended          Ended            Ended          Ended
                                                                 June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                                ------------------------------------------------------------
           Net income, as reported                                     $1,154          $1,276          $ 545         $ 680
           Less:  Total stock-based employee compensation
              cost determined under the fair value based
              method, net of income taxes                                  13              13              7             6
                                                                ------------------------------------------------------------

           Pro forma net income                                        $1,141          $1,263          $ 538         $ 674
                                                                ============================================================

           Earnings per share:
               Basic - as reported                                      $ .72            $.81        $   .34        $  .43
               Basic - pro forma                                          .71             .80            .34           .43
               Diluted - as reported                                      .69             .77            .33           .41
               Diluted - pro forma                                        .68             .76            .32           .41



Note 5:  Accounting Changes

In previous financial statements and reports, the Corporation had consolidated RIVR Statutory Trust I ("Trust") through which it has issued trust preferred securities ("TPS") and reported the TPS as "guaranteed preferred beneficial interests in the Company's subordinated debentures" in the consolidated balance sheets. The Financial Accounting Standards Board ("FASB") had previously issued FASB Interpretation No. 46 ("FIN 46") and, in December 2003, issued a revision to FIN 46 to clarify certain provisions which affected the accounting for TPS. As a result of the provisions in FIN 46, the Trust should be deconsolidated, with the Corporation accounting for its investment in the Trust as assets, its subordinated debentures as debt, and the interest paid thereon as interest expense. During 2003, the Corporation classified the TPS as debt and the dividends as interest but eliminated its common stock investment and dividends received from the Trust. FIN 46 permits and encourages restatement of prior period results. The prior period financial information has not been adjusted to give effect to the revised provisions of FIN 46 as the changes are not material to the financial statements and would have had no effect on previously reported net interest margin, net income or earnings per share.


Note 6: Reclassifications

Certain reclassifications have been made to the 2003 consolidated condensed financial statements to conform to the June 30, 2004 presentation.

Item 2: Management's  Discussion and Analysis

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


Valuation of Mortgage Servicing Rights

The Corporation recognizes the right to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $852,000 and $854,000, respectively.

Financial Condition

At June 30, 2004, the Corporation's consolidated assets totaled $258.5 million, an increase of $3.4 million, or 1.3%, from December 31, 2003. The increase in assets resulted from an increase in net loans receivable. Liquid assets (i.e., cash and interest earning deposits) decreased by $5.4 million from December 31, 2003 levels, to a total of $7.1 million at June 30, 2004. Investment securities decreased by $9.5 million, or 27.5%, to a total of $25.1 million at June 30, 2004. Net loans receivable were $209.3 million at June 30, 2004, an increase of $17.1 million, or 8.9%, from $192.2 million at December 31, 2003. The increases were funded mostly by decreases in investments and cash and interest earning deposits of $14.9 million.

The Corporation's allowance for loan losses totaled $2.1 million at December 31, 2003 and $2.3 million at June 30, 2004, which represented approximately 1.1% of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $.5 million and $1.1 million at December 31, 2003 and June 30, 2004, respectively. Although management believes that its allowance for loan losses at June 30, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $171.5 million at June 30, 2004, a decrease of $8.5 million, or 4.7%, compared to total deposits at December 31, 2003. The decrease for the six-month period resulted from disbursement of local tax funds. River Valley collects local property taxes as a service, which is then disbursed as needed by county authorities.

Advances from the Federal Home Loan Bank totaled $50.0 million at December 31, 2003 and $56.0 million at June 30, 2004. These advances had a positive effect on the bottom line during the first and second quarters due to a decline in their interest rates. The average cost of Federal Home Loan Bank advances at June 30, 2004 was 3.99%.

Stockholders' equity totaled $22.1 at June 30, 2004, a decrease of $.8 million, or 3.5%, from $22.9 million at December 31, 2003. The decrease resulted primarily from the Corporation's dividends paid and stock repurchases. We increased our dividend by 5.9 % from December 31, 2003, paying $0.18 per share to the holders of record on June 25, 2004, payable on July 9, 2004. This, in addition to the 2 for 1 stock split this past January, demonstrates our conviction that River Valley Financial Bank will sustain its growth and strong performance.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2004, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

General

The Corporation's net income for the six months ended June 30, 2004, totaled $1,154,000, a decrease of $122,000 or 9.6% from the $1,276,000 reported for the period ended June 30, 2003. The decrease in income was not totally unexpected by management. The historical lows in mortgage interest rates contributed to a significant volume of mortgage originations and sales in 2003. The fee income associated with the refinance boom in 2003 made it difficult to realize a comparable income in the same period of 2004. The reality of 2004, with depressed margins, marginally higher operating expenses, and lower mortgage origination fees explains the variance. Going forward, River Valley has positioned itself to take advantage of the coming economic forecast.


Net Interest Income

Total interest income for the six months ended June 30, 2004 amounted to $6.4 million, an increase of $.3 million, or 4.9%, above the comparable period in 2003, reflecting the effects of a $17.4 million increase in our loan portfolio. The loan yield went from 6.4% for the 2003 period to 5.9% for the 2004 period to offset part of the $17.4 million portfolio growth income.

Interest expense on deposits decreased by $354,000, or 20.6%, to a total of $1.4 million for the six months ended June 30, 2004, due primarily to a decrease in the average cost of deposits. There was also a decrease in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $1,234,000 for the six months ended June 30, 2004, an increase of $280,000 from the comparable period in 2003. The increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $354,000 or 10.2%, for the six months ended June 30, 2004, as compared to the comparable period in 2003.


Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $194,000 provision for losses on loans for the six months ended June 30, 2004, compared to the $180,000 amount recorded in the 2003 period. The 2004 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2004, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.


Other Income

Other income decreased by $415,000, or 24.0%, for the six months ended June 30, 2004, as compared to the same period in 2003, due primarily to the $717,000 decrease in gain on sale of loans. This decrease was partially offset by a gain in service fees and charges of $178,000 due to new programs and services introduced in late 2003.


Other Expense

Other expense increased by $183,000, or 6.3%, during the six months ended June 30, 2004, as compared to the same period in 2003. The increase was due primarily to the increase in salary/benefit expense. This increase was the result of the increase in employees to service an increased asset base and expanded branch network.


Income Taxes

The provision for income taxes totaled $681,000 for the six months ended June 30, 2004, an decrease of $136,000, or 16.6%, as compared to the same period in 2003. The effective tax rates were 37.1% and 39.0% for the six months ended June 30, 2004 and 2003, respectively.


Comparison  of  Operating  Results for the Three  Months Ended June 30, 2004 and
2003

General

The Corporation's net income for the three months ended June 30, 2004, totaled $545,000, a decrease of $135,000, or 19.9%, from the $680,000 of net income reported in the comparable 2003 period. The decrease in earnings in the 2004 period was primarily attributable to a decrease in net gains on loan sales of $331,000, and is offset in part by an increase in service fees and charges of $98,000.


Net Interest Income

Total interest income for the three months ended June 30, 2004 amounted to $3.2 million, an increase of $154,000, or 5.1%, from the comparable quarter in 2003, reflecting the effects of an increase in average balance of loans year to year. Interest income on loans totaled $2.9 million for the three months ended June 30, 2004, an increase of approximately $205,000, or 7.5%, from the comparable 2003 quarter.

Interest expense on deposits decreased by $168,000, or 20.1%, to a total of $.7 million for the quarter ended June 30, 2004, due primarily to a decrease in the average cost of deposits. Interest expense on borrowings totaled $651,000 for the three months ended June 30, 2004, an increase of $133,000 over the comparable quarter in 2003. The increase resulted primarily from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $189,000, or 11.1%, for the three months ended June 30, 2004, as compared to the same quarter in 2003.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $92,000 provision for losses on loans for the three months ended June 30, 2004, compared to the $90,000 recorded in the 2003 period. While management believes that the allowance for losses on loans is adequate at June 30, 2004, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.


Other Income

Other income decreased by $166,000 for the three months ended June 30, 2004, as compared to the same period in 2003, due primarily to a $331,000 decrease in gain on loan sales, offset to some extent by an increase in service fees and charges of $98,000 for the three months ended June 30, 2004, as compared to the same period in 2003.


Other Expense

Other expense increased by $240,000, or 17.2%, during the three months ended June 30, 2004, compared to the same period in 2003. This increase resulted primarily from the increase in loan volume/administrative expense, both balance sheet and off-balance sheet volume, and general expense increases due to growth.


Income Taxes

The provision for income taxes totaled $314,000 for the three months ended June 30, 2004, a decrease of $84,000, or 21.1%, as compared to the same period in 2003. This decrease resulted primarily from a decrease in net income before income taxes of $219,000, or 20.3%. The effective tax rates were 36.6% and 36.9% for the three months ended June 30, 2004 and 2003, respectively.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.


Item 3.  Controls and Procedures

A. Evaluation of disclosure controls and procedures. The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Corporation would be made known to such officers by others within the Corporation on a timely basis.

B. Changes in internal controls. There were no significant changes in the Corporation's internal control over financial reporting identified in connection with the Corporation's evaluation of controls that occurred during the Corporation's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds and Issuers Purchases of Equity Securities.

          Purchases of common stock made by or on be half of the Corporation during the three months ended June 30, 2004, are set forth below:



                                                                   Total Number of      Maximum Number of
                                                                 Shares Purchased as     Shares That May
                                 Total Number of     Average      Part of Publicly      Yet be Purchased
          Period                 Shares Purchased     Price         announce Plan         Under the Plan
          -----------------------------------------------------------------------------------------------------------
          April 2004                   14,500        $22.38            14,500                    *
          May 2004                       ----            --               ---                    *
          June 2004                     8,800        $21.18             8,800                    *

          * Up to 10 % of total shares outstanding may be repurchased at a given time by the Corporation.



Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to Vote of Security Holders.

          On  April  21,  2004,   the  Annual   Meeting  of  the   Corporation's
          shareholders was held. Two directors were elected to the following terms and by the following votes:

                                                   For        Votes Withheld
                                                   ---        --------------
          Jonnie L. Davis (three-year term)     1,434,059         6,247
          Charles J. McKay (three-year term)    1,432,962         7,344

          Directors continuing in office are Robert W. Anger, Matthew P. Forrester, Michael J. Hensley, Fred W. Koehler, and L. Sue Livers.


Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               31(1) CEO Certification required by 17 C.F.R. Section
                     240.13a-14(a)

               31(2) CFO Certification required by 17 C.F.R. Section
                     240.13a-14(a)

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               i)   On  April  22,  2004,   a  press   release   regarding   the
                    Corporation's results of operations for the period ended March 31, 2004 was filed under Items 7 and 12 on Form 8-K.

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RIVER VALLEY BANCORP


Date:         August 16, 2004              By: /s/ Matthew P. Forrester
              ---------------              -------------------------------------
                                           Matthew P. Forrester
                                           President and Chief Executive Officer



Date:         August 16, 2004              By: /s/ Larry C. Fouse
              ---------------              -------------------------------------
                                           Larry C. Fouse
                                           Vice President of Finance