Form 10QSB
period 2004-09-30
RIVER VALLEY BANCORP
filed 2004-11-15
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

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

Yes [ ]         No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 2004 - 1,594,377 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                              RIVER VALLEY BANCORP
                                   FORM 10-QSB


                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet                               3

            Consolidated Condensed Statement of Income                         4

            Consolidated Condensed Statement of Comprehensive Income           5

            Consolidated Condensed Statement of Cash Flows                     6

            Notes to Unaudited Consolidated Condensed Financial Statements     7

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Controls and Procedures.                                             14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15
Item 3.  Defaults Upon Senior Securities                                      15
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits                                                             15

SIGNATURES                                                                    16

EXHIBITS


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                RIVER VALLEY BANCORP
                                        Consolidated Condensed Balance Sheet

                                                                                   September 30,       December 31,
                                                                                       2004                2003
                                                                                    (Unaudited)
                                                                                  -----------------------------------
                                                                                 (In Thousands, Except Share Amounts)
   Assets
         Cash and due from  banks                                                    $  4,729             $  4,443
         Interest-bearing demand deposits                                               5,395                8,069
                                                                                  -----------------------------------
               Cash and cash equivalents                                               10,124               12,512
         Investment securities available for sale                                      19,160               34,557
         Loans held for sale                                                              105                  100
         Loans                                                                        229,928              194,222
                   Allowance for loan losses                                            2,339                2,056
                                                                                  -----------------------------------
                            Net loans                                                 227,589              192,166
         Premises and equipment                                                         6,201                5,980
         Federal Home Loan Bank stock                                                   3,250                2,176
         Interest receivable                                                            1,562                1,489
         Cash surrender value life insurance                                            5,251                5,093
         Other assets                                                                     986                1,003
                                                                                  -----------------------------------
                              Total assets                                           $274,228             $255,076
                                                                                  ===================================

   Liabilities
         Deposits
               Non-interest-bearing                                                  $ 14,929             $ 11,828
               Interest-bearing                                                       163,464              168,126
                                                                                  -----------------------------------
                     Total deposits                                                   178,393              179,954
         Borrowings                                                                    72,217               50,000
         Interest payable                                                                 348                  381
         Other liabilities                                                                923                1,886
                                                                                  -----------------------------------
               Total liabilities                                                      251,881              232,221
                                                                                  -----------------------------------

   Commitments and Contingencies

   Shareholders' Equity
         Preferred stock,  without par value
               Authorized and unissued - 2,000,000 shares
         Common stock, without par value
               Authorized - 5,000,000 shares
               Issued and outstanding - 1,607,385and 1,646,680 shares
         Additional paid-in capital                                                     8,392                8,705
         Retained earnings                                                             14,044               14,088
         Shares acquired by stock benefit plans                                          (167)                (193)
         Accumulated other comprehensive income                                            78                  255
                                                                                  -----------------------------------
               Total shareholders' equity                                              22,347               22,855
                                                                                  -----------------------------------

               Total liabilities and shareholders' equity                            $274,228             $255,076
                                                                                  ===================================

   See notes to consolidated condensed financial statements.




                                                   RIVER VALLEY BANCORP
                                        Consolidated Condensed Statement of Income
                                                        (Unaudited)


                                                                            Nine Months Ended              Three Months Ended
                                                                              September 30,                    September 30,
                                                                         -------------------------------------------------------
                                                                          2004            2003              2004           2003
                                                                         -------------------------------------------------------
                                                                                  (In Thousands, Except Share Amounts)
Interest Income
      Loans receivable                                                   $ 9,055         $ 8,495          $ 3,199         $ 2,980
      Investment securities                                                  652             777              182             268
      Interest-earning deposits and other                                    135             171               47              61
                                                                         --------------------------------------------------------
            Total interest income                                          9,842           9,443            3,428           3,309
                                                                         --------------------------------------------------------

Interest Expense
      Deposits                                                             2,056           2,492              691             773
      Borrowings                                                           1,956           1,526              722             572
                                                                         --------------------------------------------------------
            Total interest expense                                         4,012           4,018            1,413           1,345
                                                                         --------------------------------------------------------

Net Interest Income                                                        5,830           5,425            2,015           1,964
      Provision for loan losses                                              266             360               72             180
                                                                         --------------------------------------------------------
Net Interest Income After Provision for Loan Losses                        5,564           5,065            1,943           1,784
                                                                         --------------------------------------------------------

Other Income
      Net realized gains (losses) on sales of available-for-sale
        securities                                                            24              (1)              15               1
      Service fees and charges                                             1,323           1,040              461             356
      Net gains on loan sales                                                342           1,450               80             471
      Other income                                                           264             168               79              96
                                                                         --------------------------------------------------------
            Total other income                                             1,953           2,657              635             924
                                                                         --------------------------------------------------------

Other Expenses
      Salaries and employee benefits                                       2,348           2,022              791             689
      Net occupancy and equipment expenses                                   840             602              361             213
      Data processing fees                                                   108             109               35              51
      Advertising                                                            170             196               53              65
      Legal and professional fees                                            167             143               67              38
      Amortization of mortgage servicing rights                              141             475                4             306
      Other expenses                                                         826             859              185             123
                                                                         --------------------------------------------------------
            Total other expenses                                           4,600           4,406            1,496           1,485
                                                                         --------------------------------------------------------

Income Before Income Tax                                                   2,917           3,316            1,082           1,223
      Income tax expense                                                   1,117           1,290              436             473
                                                                         --------------------------------------------------------

Net Income                                                               $ 1,800         $ 2,026          $   646         $   750
                                                                         ========================================================

Basic earnings per share                                                 $  1.12         $  1.28          $   .41         $   .47
Diluted earnings per share                                                  1.08            1.22              .39             .45
Dividends per share                                                          .53            .425              .18             .15

See notes to consolidated condensed financial statements.







                                                  RIVER VALLEY BANCORP
                                Consolidated Condensed Statement of Comprehensive Income
                                                      (Unaudited)




                                                                       Nine Months Ended                Three Months Ended
                                                                         September 30,                    September 30,
                                                                   -----------------------------------------------------------
                                                                     2004             2003             2004             2003
                                                                   -----------------------------------------------------------
                                                                                        (In Thousands)

Net income                                                          $ 1,800          $ 2,026          $   646          $   750
Other comprehensive income, net of tax
  Unrealized gains on securities available for sale
       Unrealized holding gains (losses) arising during
       the period, net of tax expense (benefit) of
       $(107), $(18), $42 and $(127)                                   (163)             (30)              64             (193)
       Less: Reclassification adjustment for gains (losses)
       included in net income, net of tax expense (benefit)
       of $10, $0, $6 and $0                                             14               (1)               9                1
                                                                    ----------------------------------------------------------
                                                                       (177)             (29)              55             (194)
                                                                    ----------------------------------------------------------
 Comprehensive income                                               $ 1,623          $ 1,997          $   701          $   556
                                                                    ==========================================================




See notes to consolidated condensed financial statements.




                                              RIVER VALLEY BANCORP
                                 Consolidated Condensed Statement of Cash Flows
                                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                           ---------------------------
                                                                                             2004              2003
                                                                                           ---------------------------
                                                                                                  (In Thousands)
Operating Activities
  Net income                                                                               $  1,800          $  2,026
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                                   266               360
    Depreciation and amortization                                                               433               375
    Investment securities (gains) losses                                                        (24)                1
    Loans originated for sale in the secondary market                                       (15,798)          (64,117)
    Proceeds from sale of loans in the secondary market                                      15,960            65,849
    Gain on sale of loans                                                                      (342)           (1,450)
    Amortization of deferred loan origination cost                                               99               132
    Amortization of expense related to stock benefit plans                                      248               291
    Net change in:
      Interest receivable                                                                       (73)             (145)
      Interest payable                                                                          (33)             (104)
     Other adjustments                                                                         (787)              596
                                                                                           ---------------------------
        Net cash provided by operating activities                                             1,749             3,814
                                                                                           ---------------------------

Investing Activities
  Purchases of securities available for sale                                                 (3,132)          (10,935)
  Proceeds from maturities of securities available for sale                                  14,034             3,067
  Proceeds from sale of securities available for sale                                         4,211             2,349
  Purchase of Federal Home Loan Bank stock                                                     (992)              (48)
  Net change in loans                                                                       (35,613)          (21,927)
  Premiums paid on life insurance                                                                --            (3,635)
  Purchases of premises and equipment                                                          (654)             (532)
  Proceeds from sale of real estate owned                                                         0                43
                                                                                           ---------------------------
        Net cash used in investing activities                                               (22,146)          (31,618)
                                                                                           ---------------------------

Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand and savings deposits                        (1,794)           11,375
    Certificates of deposit                                                                     233            (1,607)
  Proceeds from borrowings                                                                   34,000            14,000
  Repayment of borrowings                                                                   (12,000)           (5,000)
  Cash dividends                                                                               (842)             (616)
  Purchase of stock                                                                          (1,679)             (285)
  Stock options exercised                                                                       101               227
  Acquisition of stock for stock benefit plans                                                  (34)                0
  Advances by borrowers for taxes and insurance                                                  24                19
                                                                                           ---------------------------
        Net cash provided by financing activities                                            18,009            18,113
                                                                                           ---------------------------

Net Change in Cash and Cash Equivalents                                                      (2,388)           (9,691)

Cash and Cash Equivalents, Beginning of Period                                               12,512            18,610
                                                                                           ---------------------------

Cash and Cash Equivalents, End of Period                                                   $ 10,124          $  8,919
                                                                                           ===========================

Additional Cash Flows and Supplementary Information
  Interest paid                                                                            $  4,045          $  4,122
  Income tax paid                                                                               673             1,041


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


Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three-month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Corporation as of that date.


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

                                                      Nine Months Ended                         Nine Months Ended
                                                      September 30, 2004                        September 30, 2003
                                                      ------------------                        ------------------
                                                           Weighted       Per                            Weighted        Per
                                                            Average      Share                            Average       Share
                                            Income           Shares      Amount        Income              Shares       Amount
                                            ------           ------      ------        ------              ------       ------
                                                                    (In Thousands, Except Share Amounts)
Basic earnings per share
   Income available to common
   shareholders                           $    1,800       1,600,173      $1.12      $    2,026          1,584,378      $1.28
                                                                          =====                                         =====

Effect of dilutive RRP awards and
stock options                                                 72,289                                        77,498
                                          --------------------------                 -----------------------------
Diluted earnings per share
Income available to  common
shareholders and assumed conversions
                                          $    1,800       1,672,462      $1.08      $    2,026          1,661,876      $1.22
                                          =====================================      ========================================



                                                      Three Months Ended                        Three Months Ended
                                                      September 30, 2004                        September 30, 2003
                                                      ------------------                        ------------------
                                                           Weighted       Per                            Weighted        Per
                                                            Average      Share                            Average       Share
                                            Income           Shares      Amount        Income              Shares       Amount
                                            ------           ------      ------        ------              ------       ------
                                                                    (In Thousands, Except Share Amounts)
Basic earnings per share
   Income available to common
   shareholders                           $      646       1,589,574      $. 41      $      750          1,591,906      $. 47
                                                                          =====                                         =====

Effect of dilutive RRP awards and
stock options                                                 69,629                                        79,088
                                          --------------------------                 -----------------------------
Diluted earnings per share
Income available to  common
shareholders and assumed conversions
                                          $      646       1,659,203      $ .39      $      750          1,670,994      $ .45
                                          =====================================      ========================================



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



                                                   Nine Months Ended    Nine Months Ended    Three Months Ended   Three Months Ended
                                                     September 30,        September 30,        September 30,        September 30,
                                                         2004                  2003                 2004                 2003
                                                  ----------------------------------------------------------------------------------
Net income, as reported                               $   1,800            $   2,026              $   646              $   750

Less:  Total stock-based employee compensation
  cost determined under the fair value based
  method, net of income taxes                                20                   20                    7                    7
                                                      ------------------------------------------------------------------------

Pro forma net income                                  $   1,780            $   2,006              $   639              $   743
                                                      ========================================================================

Earnings per share:
     Basic - as reported                              $    1.12            $    1.28              $   .41              $   .47
     Basic - pro forma                                     1.11                 1.27                  .40                  .47
     Diluted - as reported                                 1.08                 1.22                  .39                  .45
     Diluted - pro forma                                   1.06                 1.21                  .39                  .45



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


Note 6: Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the September 30, 2004 presentation.


Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This Quarterly Report on Form 10-QSB ("Form 10-QSB") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-QSB and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-QSB are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-QSB identifies important factors that could cause such differences. These factors include regional and national economic conditions, changes in monetary and fiscal policies of the federal government, changes in levels of market interest rates, the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans, the change in state leadership and dominance by a different political party in the state legislature, demand for loan products and financial services, and the results the bank has with the new markets in Charlestown and Sellersburg, Indiana, and Carrollton, Kentucky.


Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented on pages 25 through 27 of the Annual Report to Shareholders for the year ended December 31, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.


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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation's internal loan review.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Corporation's primary market area for lending is southeastern Indiana and portions of northwestern Kentucky. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation's customers.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.


Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $886,000 and $854,000, respectively.


The Bank's Insurance Agency

On June 15, 2004, the Board of Directors of the Company approved the purchase by the Company of one unit of common stock of The Bank's Insurance Agency Holding Company LLC ("TBIAHC") and approved a Participating Agency Services Agreement between the Company and TBIAHC's wholly-owned subsidiary, The Bank's Insurance Agency LLC ("TBIA"), thereby joining TBIA as an affiliate bank. The Company's cost for the unit of common stock was $75,000, and the actual transfer of funds for payment occurred on September 28, 2004. The TBIA is an Indiana statewide agency under the direction of the Community Bankers Association of Indiana
(CBAI) of which River Valley Financial Bank is a member. TBIAHC's sole business is to own and operate its subsidiary, TBIA, which will be in the business of soliciting, negotiating and selling insurance products though its affiliated members. All business will be conducted through TBIA, and TBIA will provide the clients of its affiliate banks a cost-effective and choice-based insurance distribution program. TBIA will act as an independent agent of multiple insurance companies, focusing on pre-selected products that bank customers are likely to need--including life, health and property and casualty coverages. TBIA will also provide marketing and administration agency distribution services to affiliate banks.

Each affiliate bank of TBIA, including the Company, will enter into a contractual relationship with TBIA, whereby such affiliate banks will assign certain rights to their existing and future insurance client relationships to TBIA. In return, affiliate banks will be compensated in relation to their existing relationships and future clients referred to TBIA. Specifically, TBIA will remit to affiliate banks a certain portion of the commissions TBIA receives with respect to the policies and insureds referred to TBIA by that affiliate bank. To accomplish this arrangement, the Company became licensed with the Indiana Department of Insurance. Employees of the affiliate banks will not be licensed as insurance producers and therefore not able to directly solicit, negotiate and sell such products. It is expected that TBIA's insurance products will be offered to the Bank's clients in the last half of 2005.


Financial Condition

At September 30, 2004, the Corporation's consolidated assets totaled $274.2 million, an increase of $19.2 million, or 7.5% from December 31, 2003. The increase in assets resulted primarily from an increase in net loans receivable, including loans held for sale, of $35.4 million, partially offset by the decrease of the investment portfolio of $15.4 million, which was funded by an increase in borrowed funds of $22.2 million. Liquid assets (i.e., cash and cash equivalents) decreased by $2.4 million from December 31, 2003, to a total of $10.1 million at September 30, 2004.

The Corporation's consolidated allowance for loan losses totaled $2.1 million on December 31, 2003 and $2.3 million at September 30, 2004, which represented 1.1% and 1.0% of total loans respectively. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $493,000 and $1,116,000 at December 31, 2003 and September 30, 2004,
respectively. Although management believes that its allowance for loan losses at September 30, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $178.4 million at September 30, 2004, a decrease of $1.6 million, or .9 %, compared to total deposits at December 31, 2003. The lack of growth for the nine-month period resulted from very competitive interest rates in some of our markets and the loss of approximately $6.0 million in public funds deposits.

Borrowings totaled $50.0 million at December 31, 2003, and $72.2 million on September 30, 2004. The average cost of borrowings at September 30, 2004 was 3.99%, slightly down from 4.08% at December 31, 2003.

Shareholders' equity totaled $22.3 million at September 30, 2004, a decrease of $508,000, or 2.2 % from $22.9 million at December 31, 2003. The decrease resulted primarily from the Corporation's cash dividends and stock repurchases.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2004, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General

The Corporation's net income for the nine months ended September 30, 2004, totaled $1,800,000, a decrease of $226,000 or 11.2 % from the $2,026,000 reported for the period ended September 30, 2003. The decrease in income in the 2004 period was primarily attributable to a decrease in gains on loan sales of $1,108,000. The decrease was offset in part by an increase in service fees and charges of $283,000, an increase in net interest income of $405,000 and a decrease in other expenses of $194,000.


Net Interest Income

Total interest income for the nine months ended September 30, 2004 amounted to $9.8 million, an increase of $399,000, or 4.2%, from the comparable period in 2003, reflecting the effects of an increase in average interest-earning assets outstanding but also a decrease in the average loan rate of approximately 0.31%.

Interest expense on deposits decreased by $436,000, or 17.5%, to a total of $2.1 million for the nine months ended September 30, 2004, due primarily to a decrease in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $2.0 million for the nine months ended September 30, 2004, an increase of $430,000, from the comparable period in 2003. This increase resulted primarily from an increase in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $405,000, or 7.5%, for the nine months ended September 30, 2004, as compared to the same period in 2003.


Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $266,000 provision for losses on loans for the nine months ended September 30, 2004, compared to the $360,000 amount recorded in the 2003 period. The 2004 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at September 30, 2004, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.


Other Income

Other income decreased by $704,000, during the nine months ended September 30, 2004, as compared to the same period in 2003. The decrease was due primarily to a $1,108,000 decrease in gains on sale of loans. This decrease, however, was offset partially by the $283,000 increase in service fees and charges due to new programs and services introduced in late 2003.


Other Expense

Other expense increased by $194,000, or 4.4%, during the nine months ended September 30, 2004, as compared to the same period in 2003. The increase was due primarily to a $326,000 increase in salaries and benefits and a $238,000 increase in net occupancy and equipment expense resulting from an expanded branch network. These increases were in part offset by a decrease in amortization of mortgage servicing rights which was adjusted each period based on the valuation results.


Income Taxes

The provision for income taxes totaled $1.1 million for the nine months ended September 30, 2004, a decrease of $173,000, or 13.4%, as compared to the same period in 2003. The effective tax rates were 38.3% and 38.9% for the nine months ended September 30, 2004 and 2003, respectively.


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General

The Corporation's net income for the three months ended September 30, 2004, totaled $646,000, a decrease of $104,000, or 13.9% from the $750,000 of net income reported in the comparable 2003 period. The decrease in earnings in the 2004 period was primarily attributable to a decrease in net gains on loan sales of $391,000, offset in part by an increase in service fees and charges of $105,000, an increase in net interest income of $51,000 and a decrease in the provision for loan losses of $108,000.


Net Interest Income

Total interest income for the three months ended September 30, 2004 amounted to $3.4 million, a increase of $119,000, or 3.6%, from the comparable quarter in 2003, reflecting the effects of an increase in average interest-earning assets outstanding, coupled with a decrease in the yield year-to-year. Interest income on loans totaled $3.2 million for the three months ended September 30, 2004, an increase of $219,000, or 7.3 %, from the comparable quarter in 2003, reflecting the effects of an increase in average balance of loans year-to-year.

Interest expense on deposits decreased by $82,000, or 10.6%, to a total of $691,000 for the quarter ended September 30, 2004, due primarily to a decrease in the average rate of deposits outstanding. Interest expense on borrowings totaled $722,000 for the three months ended September 30, 2004, an increase of $150,000 over the comparable quarter in 2003. This increase resulted from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $51,000, or 2.6%, for the three months ended September 30, 2004, as compared to the same quarter in 2003.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $72,000 provision for losses on loan for the three months ended September 30, 2004, compared to the $180,000 recorded in the 2003 period. While management believes that the allowance for losses on loans is adequate at September 30, 2004, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.


Other Income

Other income decreased by $289,000, for the three months ended September 30, 2004, as compared to the same period in 2003, due primarily to a decrease in net gains on loan sales.


Other Expense

Other expenses increased by $11,000, or .7%, during the three months ended September 30, 2004, compared to the same period in 2003. The increase was due primarily to the increase in general expense due to growth.


Income Taxes

The provision for income taxes totaled $436,000 for the three months ended September 30, 2004, a decrease of $37,000, or 7.8%, as compared to the same period in 2003. This decrease resulted primarily from a decrease in net income before income taxes of $141,000, or 29.8%. The effective tax rates were 40.3% and 38.7% for the three months ended September 30, 2004 and 2003, respectively.


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


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

     In connection with the Bank's 2004 examination by the Office of Thrift Supervision (the "OTS"), the OTS uncovered certain failures on the part of the Bank to comply with the Bank Secrecy Act, the Flood Disaster Protection Act(the "FDPA"), the Homeowners' Protection Act and the Truth in Lending Act. The OTS made clear that the Bank had already made substantial corrective actions to improve its compliance programs and systems. Nonetheless, because of the Bank's alleged failure to comply with the FDPA with respect to four loans, the OTS assessed civil monetary penalties against the Bank of $1,400. The Bank executed a Stipulation and Consent to the issuance of a cease and desist order and assessment of the $1,400 in civil money penalties with respect to these matters. Management believes it has now taken all necessary steps to resolve these compliance issues.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Purchases of common stock made by or on behalf of the Corporation during the three months ended September 30, 2004 are set forth below:

                                         Total Number of      Maximum Number of
                Total Number           Shares Purchased as     Shares That May
                 of Shares    Average   Part of  Publicly     Yet be Purchased
Period           Purchased     Price     Announced Plan        Under the Plan
--------------------------------------------------------------------------------
July 2004           6,500      $22.25          6,500                   *
August 2004         3,500       22.46          3,500                   *
September 2004      -----      ------          -----                  --

* Up to 10 % of total shares outstanding may be repurchased at a given time by the Corporation.


Item 3. Defaults Upon Senior Securities.

     None.


Item 4. Submission of Matters to Vote of Security Holders.

     None.


Item 5. Other Information.

     None.


Item 6. Exhibits.

     Exhibit 10 Employment Agreement between River Valley Financial Bank and Gregory T. Siegrist

     Exhibit 31(1) CEO Certification required by 17 C.F.R. Section 240.13a-14(a)

     Exhibit 31(2) CFO Certification required by 17 C.F.R. Section 240.13a-14(a)

     Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RIVER VALLEY BANCORP


Date:  November 15, 2004            By: /s/ Matthew P. Forrester
                                        ----------------------------------------
                                        Matthew P. Forrester
                                        President and Chief Executive Officer



Date:  November 15, 2004            By: /s/ Larry C. Fouse
                                        ----------------------------------------
                                        Larry C. Fouse
                                        Vice President of Finance