Form 10KSB
period 2004-12-31
RIVER VALLEY BANCORP
filed 2005-03-31
CIK 1015593

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had $16,063,000 in revenues for the fiscal year ended December 31, 2004.

As of February 25, 2005, there were issued and outstanding 1,584,877 shares of the issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average sale price of such stock as of February 25, 2005 was $25,141,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004 are incorporated into Part II. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated in Part I and Part III.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            Exhibit Index on Page E-1
                               Page 1 of 39 pages

                              RIVER VALLEY BANCORP
                                   Form 10-KSB
                                      INDEX


                                                                            Page

FORWARD LOOKING STATEMENT......................................................3

PART I
  Item 1.   Description of Business............................................3
  Item 2.   Description of Properties.........................................31
  Item 3.   Legal Proceedings.................................................32
  Item 4.   Submission of Matters to a Vote of Security Holders...............32
  Item 4.5. Executive Officers of the Registrant..............................32

PART II
  Item 5.   Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities............33
  Item 5.5. Selected Consolidated Financial Data..............................34
  Item 6.   Management's Discussion and Analysis or Plan of Operation.........34
  Item 7.   Financial Statements..............................................34
  Item 8.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................34
  Item 8A.  Controls and Procedures...........................................34
  Item 8B.  Other Information.................................................35

PART III
  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
               Compliance with Section 16(a) of the Exchange Act..............35
  Item 10.  Executive Compensation............................................35
  Item 11.  Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................35
  Item 12.  Certain Relationships and Related Transactions....................36
  Item 13.  Exhibits..........................................................37
  Item 14.  Principal Accountant Fees and Services............................37

SIGNATURES....................................................................38

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

     The activities of the Holding Company have been limited primarily to holding the stock of the Bank. River Valley Financial was organized in 1875 under the laws of the United States of America. River Valley Financial conducts operations from its six full-service office locations in Jefferson and Clark Counties, Indiana, and Carroll County, Kentucky, and offers a variety of deposit and lending services to consumer and commercial customers. The Company is subject to regulation, supervision and examination by the Office of Thrift
Supervision of the U.S. Department of Treasury (the "OTS"). River Valley Financial is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in River Valley Financial are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 43.2% of the Bank's total loan portfolio at December 31, 2004. The Bank identified $337,000 in loans held for sale at December 31, 2004. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, nonmortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties. The Company's internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

     Loan Portfolio Data. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, as of December 31, 2004, 2003, 2002, 2001 and 2000 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.


                                                                     At December 31,
                                    ------------------------------------------------------------------------------------------------
                                           2004               2003               2002                2001                2000
                                    ------------------   ----------------   -----------------   -----------------   ----------------
                                              Percent            Percent             Percent             Percent            Percent
                                     Amount   of Total   Amount  of Total   Amount   of Total   Amount   of Total   Amount  of Total
TYPE OF LOAN                                                     (Dollars in thousands)
Residential real estate:
   One-to four-family...............$104,466    43.2%  $ 90,492    45.9%   $ 73,197    43.4%    $ 73,431   45.1%   $ 77,304    52.0%
   Multi-family.....................   8,100     3.4      5,009     2.5       4,396     2.6        3,932    2.4       3,319     2.2
   Construction.....................  20,046     8.3      8,689     4.4       4,866     2.9        6,874    4.2       6,827     4.6
Nonresidential real estate..........  59,702    24.7     50,995    25.8      42,672    25.3       36,898   22.7      25,944    17.4
Land loans..........................   7,933     3.3      5,393     2.7       3,364     2.0        4,994    3.1       4,269     2.9
Consumer loans:
   Automobile loans.................   4,675     1.9      6,347     3.2       9,494     5.6       12,320    7.6      11,118     7.5
   Loans secured by deposits........     553      .2        427      .2         401      .2          537     .3         574      .4
   Home improvement loans...........      --      --         --      --          --      --           --     --           6      --
   Other............................   3,659     1.5      3,513     1.8       4,171     2.5        4,549    2.8       2,988     2.0
Commercial loans....................  32,582    13.5     26,764    13.5      26,203    15.5       19,216   11.8      16,361    11.0
                                    --------    -----  --------   -----    --------   -----     --------  -----    --------   -----
Gross loans receivable.............. 241,716   100.0    197,629   100.0     168,764   100.0      162,751  100.0     148,710   100.0
Add/(Deduct):
   Deferred loan origination costs..    496       .2        461      .2         379      .2          356     .2         324      .2
   Undisbursed portions of loans
     in process.....................  (8,812)   (3.7)    (3,868)   (2.0)     (2,147)   (1.3)      (3,163)  (2.0)     (6,362)   (4.3)
         Allowance for loan losses..  (2,364)   (1.0)    (2,056)   (1.1)     (2,101)   (1.3)      (1,972)  (1.3)     (1,702)   (1.1)
                                    --------    -----  --------   -----    --------   -----     --------  -----    --------   -----
Net loans receivable................$231,036    95.5%  $192,166    97.1%   $164,895    97.6%    $157,972   96.9%   $140,970   94.8%
                                    ========    ====   ========   =====    ========   =====     ========  =====    ========  ======


     The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing in the Bank's loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                         Due During Years Ended December 31,
                                    Balance             --------------------------------------------------------------------
                                Outstanding at                                         2008       2010     2015      2020
                                 December 31,                                           to         to       to       and
                                     2004                  2005    2006       2007     2009       2014     2019    following
                                --------------          --------  ------     ------   ------    -------   -------  ---------
                                                                                   (In thousands)
Residential real estate loans:
   One-to four-family...........   $104,466             $  5,891  $2,216     $1,809   $  705    $ 5,304   $14,441  $ 74,100
   Multi-family.................      8,100                   --      --         --       --        317       960     6,823
   Construction.................     20,046               16,424   1,786      1,836       --         --        --        --
Nonresidential
   Real estate loans............     59,702                   33      12         26      308      3,379    12,396    43,548
Land loans......................      7,933                   42       6          6      368      1,936     1,227     4,348
Consumer loans:
   Loans secured by deposits....        553                  307      95        128       22          1        --        --
   Other loans..................      8,334                1,555   1,276      1,680    2,457        331     1,035        --
Commercial loans................     32,582               20,175   3,731        753    4,129      2,584     1,210        --
                                   --------             --------  ------     ------   ------    -------   -------  --------
                  Total............$241,716             $ 44,427  $9,122     $6,238   $7,989    $13,852   $31,269  $128,819
                                   ========             ========  ======     ======   ======    =======   =======  ========

     The following table sets forth, as of December 31, 2004, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                                                            Due After December 31, 2005
                                                                   ----------------------------------------------
                                                                   Fixed Rates     Variable Rates         Total
                                                                   -----------     --------------         -----
                                                                                   (In thousands)
Residential real estate loans:
   One-to four-family.........................................        $  9,188        $  89,387         $  98,575
   Multi-family...............................................             575            7,525             8,100
   Construction...............................................              --            3,622             3,622
Non-residential real estate loans.............................           4,911           54,758            59,669
Land loans....................................................             454            7,437             7,891
Consumer loans:
   Loans secured by deposits..................................             246               --               246
   Other loans................................................           6,671              108             6,779
Commercial loans..............................................           6,952            5,455            12,407
                                                                      --------        ---------         ---------
                  Total                                               $ 28,997        $ 168,292         $ 197,289
                                                                      ========        =========         =========

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $104.5 million, or 43.2% of the Bank's portfolio of loans, at December 31, 2004, consisted of one- to four-family residential loans, of which approximately 85.3% had adjustable rates.

     The Bank currently offers adjustable rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank's ARMs were indexed to the 11th District Cost of Funds. Some of the Bank's residential ARMs are originated at a discount or "teaser" rate which is generally 150 to 175 basis points below the "fully indexed" rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank's ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank's portfolio at December 31, 2004 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank's ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank's residential ARMs are amortized for terms up to 30 years.

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

     The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2004, approximately 14.7% of the Bank's one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the "FHLMC"). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2004, the Bank had approximately $88.7 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

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

     At December 31, 2004, the Bank had outstanding approximately $9.8 million of home equity loans, with unused lines of credit totaling approximately $11.8 million. Three home equity loans were included in non-performing assets on that date in the amount of $48,000. The Bank's home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

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

     At December 31, 2004, $893,000 of one- to four-family residential mortgage loans, or .4% of total loans, were included in the Bank's non-performing assets.

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

     At December 31, 2004, $20.0 million, or 8.3% of the Bank's total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2004 totaled $3.4 million. Construction loans in the amount of $158,000, or .1% of total loans, were included in non-performing assets on that date.

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

     Nonresidential Real Estate Loans. At December 31, 2004, $59.7 million, or 24.7% of the Bank's portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank's adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

     The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower's ability to service the debt from the net operating income of the property. As of December 31, 2004, the Bank's largest nonresidential real estate loan was $4.7 million. Nonresidential real estate loans in the amount of $255,000 or .11% were included in non-performing assets at December 31, 2004.

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

     Multi-family Loans. At December 31, 2004, approximately $8.1 million, or 3.4% of the Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank's portfolio as of December 31, 2004 was $1.4 million and was secured by a 46-unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets on that date.

     Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See "Nonresidential Real Estate Loans" above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

     Land Loans. At December 31, 2004, approximately $7.9 million, or 3.3% of the Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank's land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank's land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2004, the Bank's largest land loan totaled $1.8 million.

     No land loans were included in non-performing assets as of December 31, 2004. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

     Commercial Loans. At December 31, 2004, $32.6 million, or 13.5% of the Bank's total loan portfolio, consisted of nonmortgage commercial loans. The Bank's commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2004, approximately $27.8 million, or 85.3%, of the Bank's commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank's adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2004, the largest commercial loan was $2.0 million. As of the same date, commercial loans totaling $821,000 were included in non-performing assets.

     Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank's average residential mortgage loans.

     Consumer Loans. The Bank's consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $8.9 million at December 31, 2004, or 3.7% of the Bank's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 2004, 82.4% of the Bank's consumer loans were secured by collateral.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2004, consumer loans amounting to $26,000 were included in non-performing assets.

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

     In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2004, the Bank serviced $88.7 million in loans sold to the FHLMC.

     The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 2004, the Bank held loans totaling approximately $23.7 million that were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank's five full-service offices.

     The Bank's loan approval processes are intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

     Under the Bank's lending policy, a loan officer may approve mortgage loans up to $150,000, a Senior Loan Officer may approve mortgage loans up to $275,000 and the President may approve mortgage loans up to $359,650. All other mortgage loans must be approved by at least four members of the Bank's Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $150,000, by a Senior Loan Officer for up to $250,000 and by the President up to $333,700. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $50,000, by a Senior Loan Officer up to $75,000 and by the President up to $175,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $15,000 or up to $25,000 by a Senior Loan Officer or up to $50,000 by the President. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank's Board of Directors.

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

     The Bank occasionally purchases participations in commercial loans, nonresidential real estate and multi-family loans from other financial institutions. At December 31, 2004, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $2.3 million that it had purchased, all of which were serviced by others. The Bank generally does not sell participations in any loans that it originates.

     The following table shows loan disbursement and repayment activity for the Bank during the periods indicated:

                                                                                Year Ended December 31,
                                                                     --------------------------------------------
                                                                      2004              2003              2002
                                                                     ---------        ----------        ---------
                                                                                   (In thousands)
Loans Disbursed:
     Residential real estate loans (1)........................       $  57,876         $108,782         $  98,791
     Multi-family loans.......................................           3,778              811               864
     Construction loans.......................................          28,526           17,183            16,980
     Non-residential real estate loans........................          20,795            9,066            17,988
     Land loans...............................................           5,062            3,805             4,537
     Consumer and other loans.................................           5,174            4,924             6,758
     Commercial loans.........................................          27,358           38,214            25,505
                                                                     ----------        --------         ---------
         Total loans disbursed................................         148,569          182,785           171,423
Reductions:
     Sales....................................................          18,288           69,498            67,915
     Principal loan repayments and other (2)..................          91,411           86,016            96,585
                                                                     ---------         --------         ---------
         Total reductions.....................................         109,699          155,514           164,500
                                                                     ---------         --------         ---------
     Net increase ............................................       $  38,870         $ 27,271         $   6,923
                                                                     =========         ========         =========
--------------------------------------------------

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

     Non-performing Assets. At December 31, 2004, $2.2 million, or .76% of consolidated total assets, were non-performing loans compared to $514,000, or 0.2% of consolidated total assets, at December 31, 2003. The Bank had no REO at December 31, 2004.

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

                                                                                     At December 31,
                                                                       -----------------------------------------
                                                                        2004            2003               2002
                                                                       ------          -------            ------
                                                                                   (In thousands)
Non-performing assets:
   Non-performing loans.......................................         $2,201          $   514            $1,080
   Troubled debt restructurings ..............................          1,684            1,003               848
                                                                      -------          -------          --------
     Total non-performing loans and troubled
       debt restructurings....................................          3,885            1,517             1,928
                                                                      -------          -------           -------
     Total non-performing assets..............................         $3,885           $1,517            $1,928
                                                                       ======           ======            ======
Total non-performing loans and troubled debt
   restructurings to total loans..............................          1.61%             .77%             1.14%
                                                                        ====             =====             ====
Total non-performing assets to total assets.                            1.34%             .59%              .86%
                                                                        ====             =====             =====

     At December 31, 2004, the Bank held loans delinquent from 30 to 89 days totaling $2,386,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2004, 2003, and 2002 relating to delinquencies in the Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                          At December 31, 2004                 At December 31, 2003                   At December 31, 2002
                   ------------------------------------ ------------------------------------- --------------------------------------
                       30-89 Days      90 Days or More     30-89 Days       90 Days or More      30-89 Days        90 Days or More
                    ----------------- ----------------- -----------------  ------------------ ------------------ -------------------
                            Principal         Principal         Principal           Principal          Principal         Principal
                     Number  Balance   Number  Balance   Number  Balance    Number   Balance  Number    Balance  Number   Balance
                    of Loans of Loans of Loans of Loans of Loans of Loans  of Loans of Loans  of Loans  of Loans of Loans of Loans
                    -------- -------- -------- -------- -------- --------  -------- --------  --------  -------- -------- --------
                                                                (Dollars in thousands)
Residential real
   estate loans.....   60     $1,267     16     $  893     16      $512       6      $  248       9       $105      5      $  499
Construction loans..    1        104      1        158     --        --       1          33       2        100      1         113
Land loans..........    1         15     --         --     --        --      --          --      --         --      1          82
Non-residential
   real estate loans    3        134      3        255     --        --      --          --      --         --      2         252
Consumer loans......   34        115     16         74     33       204       8          51      42        270     10          55
Commercial loans....   13        751     10        821      3        31       2         182       2         30      4          79
                      ---     ------     --     ------     --      ----      --      ------      --       ----     --      ------
   Total............  112     $2,386     46     $2,201     52      $747      17      $  514      55       $505     23      $1,080
                      ===     ======     ==     ======     ==      ===       ==      ======      ==       ====     ==      ======
Delinquent loans to
 total loans........                              1.90%                                0.64%                                 0.94%
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

     At December 31, 2004, the aggregate amount of the Bank's classified assets are as follows:

                                                   At December 31, 2004
                                                   --------------------

                                                      (In thousands)
Substandard assets...............................           $5,446
Doubtful assets..................................              378
Loss assets......................................               --
                                                            ------
   Total classified assets.......................           $5,824
                                                            ======

     The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank's classified assets constitute non-performing assets.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Bank's allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2004. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2004.

                                                                         Year Ended December 31,
                                                       ---------------------------------------------------------
                                                         2004         2003        2002        2001        2000
                                                       --------     --------    --------    --------    --------
                                                                         (Dollars in thousands)
Balance at beginning of period                          $2,056       $2,101      $1,972      $1,702      $1,522
Charge-offs:
   Single-family residential                               (24)        (401)       (132)        (31)         (4)
   Consumer                                               (150)        (242)       (258)       (107)        (71)
   Commercial                                               --         (100)       (111)        (73)         (9)
                                                        -------      ------      ------      ------      ------
      Total charge-offs                                   (174)        (743)       (501)       (211)        (84)
Recoveries                                                 144          190          60          31          37
                                                        -------      ------      ------      ------      ------
   Net charge-offs                                         (30)         553        (441)       (180)        (47)
Provision for losses on loans                              338          508         570         450         227
                                                        -------      ------      ------      ------      ------
   Balance at end of period                             $2,364       $2,056      $2,101      $1,972      $1,702
                                                        ======       ======      ======      ======      ======
Allowance for loan losses as a percent of
 total loans outstanding before net items                 0.98%        1.04%       1.25%       1.21%       1.15%
                                                          ====         ====        ====        ====        ====
Ratio of net charge-offs to average loans
  outstanding before net items                            0.01%        0.30%       0.27%       0.12%       0.03%
                                                          ====         ====        ====        ====        ====


     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank's allowance for loan losses at the dates indicated.

                                                                           At December 31,
                                     -----------------------------------------------------------------------------------------------
                                            2004                 2003             2002               2001                2000
                                    -------------------    ------------------ -----------------  ----------------   ----------------
                                               Percent               Percent          Percent            Percent            Percent
                                               of loans              of loans         of loans           of loans           of loans
                                               in each               in each          in each            in each            in each
                                               category              category         category           category           category
                                               to total              to total         to total           to total           to total
                                      Amount    loans      Amount     loans   Amount   loans     Amount   loans     Amount   loans
                                    --------   --------    ------   -------   ------  --------   ------  --------   ------   -------
                                                                      (Dollars in thousands)
Balance at end of
period applicable to:
 Residential real estate ........     $  930     54.9%     $1,007      52.8% $  827     48.9    $  610   51.7%     $  346     58.8
 Nonresidential real estate .....        162     28.0         171      28.5     131     27.3       156   25.8          --     20.3
 Consumer loans .................        226      3.6         246       5.2     452      8.3       626   10.7         403      9.9
 Commercial loans ...............        807     13.5         512      13.5     458     15.5       365   11.8         106     11.0
 Unallocated ....................        239       --         120        --     233      --        215     --         847       --
                                      ------    -----      ------     -----  ------    -----    ------  -----      ------    -----
          Total .................     $2,364    100.0%     $2,056     100.0% $2,101    100.0%   $1,972  100.0%     $1,702    100.0%
                                      ======    =====      ======     ====== ======    =====    ======  ======     ======    =====

Investments and Mortgage-Backed Securities

     Investments. The Bank's investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank ("FHLB") stock. At December 31, 2004, the investments in the portfolio had a carrying value of approximately $30.1 million, or 10.4%, of the consolidated total assets.

     The following table sets forth the amortized cost and the market value of the Bank's investment portfolio at the dates indicated.

                                                                          At December 31,
                                                -----------------------------------------------------------------
                                                       2004                    2003                   2002
                                                ------------------    -------------------    --------------------
                                                Amortized   Market    Amortized    Market    Amortized    Market
                                                  Cost       Value       Cost       Value       Cost       Value
                                                ---------   ------    ---------    ------    ---------    -------
                                                                          (In thousands)
Available for Sale:
   U.S. Government and agency
     obligations.............................    $25,478    $25,413     $33,483    $33,897    $24,581     $25,148
   Corporate bonds...........................         --         --          --         --      2,090       2,091
   Municipal securities......................      1,430      1,438         475        485        335         352
                                                 -------    -------     -------    -------    -------     -------
   Total available for sale..................     26,908     26,851      33,958     34,382     27,006      27,591
FHLB stock...................................      3,281      3,281       2,176      2,176      2,000       2,000
                                                 -------    -------     -------    -------    -------     -------
                  Total investments ........     $30,189    $30,132     $36,134    $36,558    $29,006     $29,591
                                                 =======    =======     =======    =======    =======     =======


     The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004.


                                                       Amount at December 31, 2004 which matures in
                                      ----------------------------------------------------------------------------------
                                          One Year             One Year               Five to              After
                                           or Less           to Five Years            Ten Years           Ten Years
                                      ------------------  -------------------    -------------------  ------------------
                                      Amortized  Average  Amortized   Average    Amortized   Average  Amortized  Average
                                        Cost      Yield     Cost       Yield       Cost       Yield     Cost      Yield
                                      ---------  -------  ---------   -------    ---------   -------  ---------  -------
                                                                (Dollars in thousands)
U.S. Government and agency
   obligations......................  $9,508      2.97%    $15,970     3.22%        --          --       --        --
Municipal Securities................      --        --        615      3.72        815        3.40       --        --

     Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for a $2,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

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

     At December 31, 2004, the Bank had mortgage-backed securities with a carrying value of approximately $113,000, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

     The following table sets forth the amortized cost and market value of the Bank's mortgage-backed securities at the dates indicated.

                                                                          At December 31,
                                                ----------------------------------------------------------------
                                                       2004                    2003                    2002
                                                -------------------    -------------------    ------------------
                                                Amortized    Market    Amortized    Market    Amortized   Market
                                                  Cost       Value       Cost       Value       Cost      Value
                                                ---------    ------    ---------    ------    ---------   ------
                                                                          (In thousands)
Available for Sale:
   Government agency securities..............     $   0      $   0      $   0       $   0       $120       $122
   Collateralized mortgage obligations.......       113        113        177         175        451        461
                                                  -----      -----      -----       -----       ----       ----
     Total mortgage-backed securities             $ 113      $ 113      $ 177       $ 175       $571       $583
                                                  =====      =====      =====       =====       ====       ====


     The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004.


                                                           Amount at December 31, 2004 which matures in
                                                ----------------------------------------------------------------
                                                      One Year               One Year               After
                                                      or Less             to Five Years           Five Years
                                                -------------------   --------------------   -------------------
                                                Amortized   Average   Amortized    Average   Amortized   Average
                                                  Cost       Yield      Cost        Yield      Cost       Yield
                                                ---------   -------   ---------    -------   ---------   -------
                                                                    (Dollars in thousands)
Mortgage-backed securities available
   for sale..................................       --         --         --           --       $113       3.16%

     The following table sets forth the changes in the Bank's mortgage-backed securities portfolio for the years ended December 31, 2004, 2003, and 2002.


                                                                               Year Ended December 31,
                                                                       -----------------------------------------
                                                                      2004              2003              2002
                                                                      ----              ----              ----
                                                                                   (In thousands)
Beginning balance...............................................     $  175            $ 583             $ 831
Purchases.......................................................         --               --                --
Sales proceeds..................................................         --              (98)              (44)
Repayments......................................................        (62)            (287)             (217)
Losses on sales.................................................         --               (4)               --
Premium and discount amortization, net..........................         (2)              (5)               (6)
Unrealized gains (losses) on securities available for sale......          2              (14)               19
                                                                     ------            -----             -----
Ending balance..................................................     $  113            $ 175             $ 583
                                                                     ======            =====             =====

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

     Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branch in Charlestown, Indiana (Clark County), and the branch in Carrollton, Kentucky (Carroll County), the Bank's market area has expanded. Deposits will come from all of our market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

     An analysis of the Company's deposit accounts by type, maturity and rate at December 31, 2004 is as follows:

                                                         Minimum       Balance at                       Weighted
                                                         Opening      December 31,        % of           Average
Type of Account                                          Balance          2004          Deposits          Rate
---------------                                        ----------     ------------      --------        ---------
                                                                         (Dollars in thousands)
Withdrawable:
   Non-interest bearing accounts.................       $    100         $15,066           8.83%           0.00%
   Savings accounts..............................             50          28,825          16.90            0.49
   MMDA..........................................            100          12,309           7.22            0.81
   NOW accounts..................................            100          23,680          13.89            1.28
                                                                         -------         ------
     Total withdrawable..........................                         79,880          46.84            0.68

Certificates (original terms):
   I.R.A.........................................            250           7,000           4.10            3.15
   Brokerage CD..................................         99,000           2,229           1.31            3.17
   3 months......................................          2,500              --           0.00            0.00
   6 months......................................          2,500           1,140           0.67            1.32
   9 months......................................          2,500             294           0.17            1.73
   12 months.....................................            500          19,808          11.62            1.79
   15 months.....................................            500           4,600           2.70            1.83
   18 months.....................................            500           1,382           0.81            1.98
   24 months.....................................            500           2,514           1.47            2.51
   30 months ....................................            500           3,266           1.92            2.88
   36 months.....................................            500           2,661           1.56            3.32
   48 months.....................................            500           1,634           0.96            3.83
   60 months.....................................            500           8,977           5.26            4.53
Jumbo certificates...............................        100,000          35,153          20.61            2.28
                                                                        --------         ------
Total certificates...............................                         90,658          53.16            2.53
                                                                        --------         ------
Total deposits                                                          $170,538         100.00%           1.66%
                                                                        ========         ======


     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:


                                                                                    At December 31,
                                                                       ------------------------------------------
                                                                        2004             2003              2002
                                                                        ----             ----              ----
                                                                                    (In thousands)
0.00 to 3.00%.................................................         $64,354          $67,726           $63,261
3.01 to 5.00%.................................................          21,714           19,259            21,412
5.01 to 6.00%.................................................           4,474            5,489             8,187
6.01 to 7.00%.................................................              16               28             2,346
7.01 to 8.00%.................................................             100              100               322
                                                                       -------          -------           -------
         Total                                                         $90,658          $94,602           $95,528
                                                                       =======          =======           =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2004. Matured certificates, which have not been renewed as of December 31, 2004, have been allocated based upon certain rollover assumptions.


                                                                     Amounts at December 31, 2004
                                                      ----------------------------------------------------------
                                                      One Year           Two            Three       Greater Than
                                                       or Less          Years           Years        Three Years
                                                      --------          -----           -----       ------------
                                                                           (In thousands)
0.00 to 3.00%....................................      $52,879        $  8,743        $  1,933       $  1,657
3.01 to 5.00%....................................        4,425           1,250           6,585          8,597
5.01 to 6.00%....................................          700             546           3,227             --
6.01 to 7.00%....................................           16              --              --             --
7.01 to 8.00%....................................          100              --              --             --
                                                       -------        --------        --------       --------
         Total                                         $58,120        $ 10,539        $ 11,745       $ 10,254
                                                       =======        ========        ========       ========


     The following table indicates the amount of the Bank's jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.


                                                                             At December 31, 2004
                                                                             --------------------
Maturity Period                                                                  (In thousands)
---------------
   Three months or less....................................................          $15,135
   Greater than three months through six months............................            2,395
   Greater than six months through twelve months...........................            9,347
   Over twelve months......................................................            8,276
                                                                                     -------
                  Total                                                              $35,153
                                                                                     =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                 Balance                Increase       Balance                 Increase      Balance
                                   at                  (Decrease)         at                  (Decrease)       at
                              December 31,    % of        from       December 31,     % of      from       December 31,    % of
                                  2004      Deposits      2003           2003       Deposits    2002           2002       Deposits
                             -------------  --------   ----------    ------------   --------- ---------   -------------   - -------
                                                            (Dollars in thousands)
Withdrawable:
   Non-interest bearing
     accounts................ $  15,066       8.83%     $ 3,238      $  11,828        6.6%   $   713      $  11,115          6.9%
   Savings accounts..........    28,825      16.90        2,347         26,478       14.7      1,940         24,538         15.2
   MMDA......................    12,309       7.22      (14,048)        26,357       14.6     14,457         11,900          7.3
   NOW accounts..............    23,680      13.89        2,991         20,689       11.5      1,941         18,748         11.6
                             ----------    -------      -------      ---------      -----    -------      ---------        -----
     Total withdrawable......    79,880      46.84       (5,472)        85,352       47.4     19,051         66,301         41.0
Certificates (original terms):
   I.R.A.....................     7,000       4.10          (93)         7,093        3.9        432          6,661          4.1
   Brokerage CD..............     2,229       1.31        2,229             --         .0         --             --           .0
   3 months..................        --       0.00          (28)            28         .0       (556)           584           .4
   6 months..................     1,140       0.67       (1,051)         2,191        1.2        896          1,295           .8
   9 months..................       294       0.17           77            217         .1       (330)           547           .3
   12 months.................    19,808      11.62        1,585         18,223       10.1        908         17,315         10.7
   15 months.................     4,600       2.70       (4,780)         9,380        5.2      2,177          7,203          4.4
   18 months.................     1,382       0.81         (664)         2,046        1.1       (294)         2,340          1.4
   24 months.................     2,514       1.47       (2,080)         4,594        2.6     (2,782)         7,376          4.6
   30 months ................     3,266       1.92        1,666          1,600         .9       (214)         1,814          1.1
   36 months.................     2,661       1.56          744          1,917        1.1        327          1,590          1.0
   48 months.................     1,634       0.96          459          1,175         .7        (97)         1,272           .8
   60 months.................     8,977       5.26        1,448          7,529        4.2      1,899          5,630          3.5
Jumbo certificates...........    35,153      20.61       (3,456)        38,609       21.5     (3,292)        41,901         25.9
                               --------     ------      -------      ---------      -----    -------      ---------        -----
   Total certificates........    90,658      53.16       (3,944)        94,602       52.6       (926)        95,528         59.0
                               --------     ------      --------     ---------      -----    -------      ---------        -----
Total deposits                 $170,538     100.00%     $(9,416)     $ 179,954      100.0%   $18,125      $ 161,829        100.0%
                               ========     ======      =======      =========      =====    =======      =========        =====

     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2004, the Bank had $65.0 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

     The following table presents certain information relating to the Holding Company's and the Bank's borrowings at or for the years ended December 31, 2004, 2003, and 2002.

                                                                                 At or for the Year
                                                                      ------------------------------------------
                                                                                  Ended December 31,
                                                                       2004              2003              2002
                                                                       ----              ----              ----
                                                                                   (In thousands)
FHLB Advances and Other Borrowed Money:
   Outstanding at end of period...............................        $94,600          $50,000           $40,000
   Average balance outstanding for period.....................         65,468           45,636            32,475
   Maximum amount outstanding at any
     month-end during the period..............................         94,600           50,000            40,000
   Weighted average interest rate during the period...........           4.15%            4.58%             4.88%
   Weighted average interest rate at end of period............           4.00%            4.40%             4.48%

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

Financing Subsidiary

     On March 13, 2003, the Company formed the "RIVR Statutory Trust I," a statutory trust formed under Connecticut law, and filed a Certificate of Trust with the Secretary of the State of Connecticut. The sole purpose of the Trust is to issue and sell certain securities representing undivided beneficial interests in the assets of the Trust and to invest the proceeds thereof in certain debentures of the Company.

Employees

     As of December 31, 2004, the Bank employed 66 persons on a full-time basis and 14 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

                                  COMPETITION

     The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson and Clark Counties, Indiana, and Carroll County, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain nonbanking consumer lenders that provide similar services in Jefferson County and which have significantly larger resources available to them than does the Bank. In total, there are 11 financial institutions located in Jefferson County, Indiana, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

                                   REGULATION

General

     As a federally-chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition and the complexity of its operations. The Bank's semi-annual assessment is approximately $32,000.

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

     If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, a multiple savings and loan holding company may not, either directly or acting through a subsidiary that is not a savings association, conduct, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (viii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

     Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2004, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2004, the Bank's investment in stock of the FHLB of Indianapolis was $3.3 million. For the fiscal year ended December 31, 2004, the FHLB of Indianapolis paid approximately $122,000 in dividends to the Bank, for an annual rate of 4.3%.

     All 12 FHLBs are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank's capital.

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

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2004, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2004, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2004, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank's business operations or earnings.

Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2004, the Bank was in compliance with its QTL requirement, with approximately 77.3% of its portfolio assets invested in QTIs.

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

Federal Securities Law

     The shares of Common Stock of the Holding Company have been registered with the SEC under the Securities Exchange Act (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following the Bank's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley" Act). The Sarbanes-Oxley Act's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

     Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

     The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company's auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

     Although the Holding Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Holding Company's results of operations or financial condition.

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

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act (the "Patriot Act") is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws. The Treasury Department issued final regulations that became effective on June 9, 2003 that, among other things, require institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and
(iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.

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

     For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company's federal income tax returns [have not] been audited in recent years.

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

     The Company is subject to Kentucky's Bank Franchise Tax ("KBFT"), which is imposed at a flat rate of 1.1% on apportioned "net capital." For purposes of the KBFT, "net capital" is determined by (1) adding together the Company's paid-in capital stock, surplus, undivided profits, capital reserves, net unrealized gains or losses on certain securities, and cumulative foreign currency translation adjustments and (2) deducting from the total an amount equal to the same percentage of the total as the book value of U.S. obligations and Kentucky obligations bears to the book value of the total assets of the Company. "Kentucky obligations" are all obligations of the state, counties, municipalities, taxing districts, and school districts that are exempt from taxation under Kentucky law. Other applicable state taxes include generally applicable sales and use taxes as well as Kentucky bank deposit and local deposit taxes which are generally imposed on the Company with respect to the deposits of Kentucky resident individuals at rates of .001% and .025%, respectively.

Item 2. Description of Properties.

     The following table provides certain information with respect to the Bank's offices as of December 31, 2004.

                                                                         Net Book Value
                                                                          of Property,
                                                   Year                    Furniture,                Approximate
                                                 Opened or                Fixtures and                 Square
Description and Address                          Acquired                   Equipment                  Footage
-----------------------                          ---------               -------------               -----------
                                                                     (Dollars in thousands)

Locations in Madison, Indiana:
   Downtown Office:
     233 E. Main Street.....................       1952                     $   482                     9,110

   Drive-Through Branch:
     401 E. Main Street.....................       1984                         222                       375

   Hilltop Location:
     430 Clifty Drive.......................       1983                       3,464                    32,000

   Wal-mart Banking Center:
     567 Ivy Tech Drive.....................       1995                          33                       517

Location in Hanover, Indiana:
     10 Medical Plaza Drive.................       1995                         507                       656

Location in Charlestown, Indiana:
     1025 Highway 62........................       2002                         629                     1,500

Location in Sellersburg, Indiana:
     Highway 311............................       2002                       1,097                        --

Location in Carrollton, Kentucky:
     1501 Highland Avenue...................       2003                         364                     2,000


     The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $256,000 at December 31, 2004.

     The Bank operates 11 automated teller machines ("ATMs"), one at each office location (the main office has two), one at Hanover College, one at a Kroger supermarket, all in Madison, Indiana, one at Great Escape

Theatres in New Albany, Indiana, and two in Carrolton, Kentucky. The Bank's ATMs participate in the Shazam(R) network.

     The Bank performs its own data processing and reporting services.

Item 3. Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or the Bank's business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2004.

Item 4.5. Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company's Board of Directors.

                                       Position with the                        Position
     Name                              Holding Company                          with the Bank
     --------------------              -------------------------------          --------------------------------
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

     Loy Skirvin                       Vice President of Human                  Vice President of Human
                                       Resources                                Resources

     Mark A. Goley                     Vice President of Lending                Vice President of Lending

     Anthony D. Brandon                Vice President of Loan                   Vice President of Loan
                                       Administration                           Administration

     John Muessel                      Vice President - Trust Officer           Vice President - Trust Officer

     Matthew P. Forrester (age 48) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

     Lonnie D. Collins (age 56) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank's outside counsel since 1980.

     Larry C. Fouse (age 59) has served as the Holding Company's Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens and from 1989 to 1993 served as Citizens' Vice President and Operations Officer.

     Deanna Liter (age 41) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens' Data Processing Department.

     Barbara Eades (age 55) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

     Loy Skirvin (age 56) has served as Vice President of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

     Mark A. Goley (age 49) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

     Anthony D. Brandon (age 33) has served as Vice President of Loan Administration since September of 2001. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

     John Muessel (age 52) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

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

     Other information required by this item is incorporated by reference to the material under the heading "Market Price of the Corporation's Common Shares and Related Shareholder Matters" on page 2 of the Holding Company's 2004 Shareholder Annual Report (the "Shareholder Annual Report").

     Purchases of common stock made by or on behalf of the Company during the three months ended December 31, 2004, are set forth below:

                                                                                                Maximum Number
                                                                                               (or Approximate
                                                                            Total Number of     Dollar Value)
                                                                           Shares (or Units)    of Shares (or
                                            Total                            Purchased as      Units) that May
                                          Number of          Average       Part of Publicly    Yet be Purchased
                                      Shares (or Units)   Price Paid Per   Announced Plans      Under the Plans
Period                                  Purchased (1)     Share (or Unit)     or Programs         or Programs
------------------------------------------------------------------------------------------------------------------------------------
October 2004
  (10/1/04 through 10/31/04)                 --                  --                  --                (2)
November 2004
  (11/1/04 through 11/30/04)             10,000              $21.88              10,000                (2)
December 2004
  (12/1/04 through 12/31/04)                 --                  --                  --                (2)
                                       ---------            ---------            ---------
  Total                                  10,000              $21.88              10,000                (2)
                                         ======              ======              ======
-----------------------------------------

(1) During the periods reported above, there were no shares of Common Stock which were repurchased by the Company other than through a publicly announced plan or program.

(2) Up to 10% of total shares outstanding may be repurchased at a given time by the Company.

Item 5.5. Selected Consolidated Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Information and Other Data" on pages 3 and 4 of the Shareholder Annual Report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The information required by this item is incorporated by reference to pages 5 through 15 of the Shareholder Annual Report.

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

Item 8A. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. The Company's President and Vice President of Finance, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis, except as provided in the paragraph below.

     Our independent registered public accounting firm noted a material weakness in the design or operation of the Company's internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The material weakness identified by management and our independent auditors was that the Company does not have adequate controls in place to ensure that all accounts are properly reconciled and reviewed in a timely manner and that appropriate period-end entries are recorded. Management of the Company has reviewed these items with the Audit Committee of the Board and is implementing procedures and plans to ensure that the above noted items are addressed.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as provided in the preceding paragraph.

Item 8B. Other Information.

     There is no information that was required to be disclosed on a Form 8-K during the fourth quarter, but was not reported.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company's Proxy Statement for its Annual Shareholder Meeting to be held on April 20, 2005 (the "2005 Proxy Statement") with the captions "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information concerning the Registrant's executive officers is included in Item 4.5 in Part I of this report.

     The Company has a separate Audit  Committee  established in accordance with
Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Its members are Robert W. Anger (Chairman), Fred W. Koehler, Jonnie L. Davis, Michael J. Hensley, L. Sue Livers and Charles J. McKay.

     The Board of Directors of the Company has determined that the Company does not have an "audit committee financial expert," as defined in 17 CFR ss. 228.401(e)(2), serving on its Audit Committee. The Board has selected Audit Committee members based on the Board's determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company's financial statements.

     The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Company's Form 10-KSB filed for the year ended December 31, 2003.

Item 10. Executive Compensation.

     The information required by this item with respect to executive compensation is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal I - Election of Directors - Management Remuneration and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The information required by this item is incorporated by reference to the sections of the 2005 Proxy Statement with the captions "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors."

     The following table sets forth certain information pertaining to the Bank's equity compensation plans:


                                        Equity Compensation Plan Information

                                                                                           Number of securities
                                   Number of securities                                   remaining available for
                                to be issued upon exercise       Weighted-average          future issuance under
                                  of outstanding options,        exercise price of          equity compensation
                                 warrants and rights as of     outstanding options,     plans (excluding securities
                                     December 31, 2004          warrants and rights      reflected in Column (a))
Plan Category                               (a)                        (b)                        (c)
--------------------------------------------------------------------------        ---------------------------------------
Equity compensation plans
 approved by security
 holders                                110,922  (1)                $8.13   (1)                 77,736   (1)
                                          6,270  (2)                   --   (2)                 16,584   (2)
Equity compensation plans
 not approved by
 security holders                            --                        --                           --
                                        -------                     -----                       ------
Total                                   117,192                     $8.13   (3)                 94,320
                                        =======                     =====                       ======
--------------------------------------------

(1)  River Valley Bancorp Stock Option Plan.

(2) River Valley Bancorp Recognition and Retention Plan and Trust ("RRP"). Column (a) includes 6,270 shares granted to management but not yet vested. In addition, 72,366 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal I - Election of Directors - Transactions with Certain Related Persons."

Item 13.   Exhibits.

(a) List the following documents filed as part of the report:

                                                                   Annual Report
   Financial Statements                                              Page No.
   -------------------------------------------------              -------------
   Report of Independent Registered Public Accounting Firm.............   18

   Consolidated Balance Sheets at December 31, 2004 and 2003...........   19

   Consolidated Statements of Income for the Years Ended December 31,
        2004, 2003, and 2002...........................................   20

   Consolidated Statements of Comprehensive Income for the Years Ended
        December 31, 2004, 2003, and 2002..............................   21

   Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2004, 2003, and 2002..............................   22

   Consolidated Statements of Cash Flows for the Years Ended December 31,
        2004, 2003, and 2002...........................................   23

   Notes to Consolidated Financial Statements..........................  24-42



(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

Item 14. Principal Accountant Fees and Services.

     The information required by this item with respect to principal accountant fees and services is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Accountants."

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         RIVER VALLEY BANCORP



Date:  March 30, 2005               By: /s/ Matthew P. Forrester
                                        ------------------------------------
                                        Matthew P. Forrester, President and
                                        Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                       Title                                          Date
-----------------------------------------        ---------------------------------              --------------------------
(1) Principal Executive Officer:

         /s/ Matthew P. Forrester
         ---------------------------
         Matthew P. Forrester                   President and                   )
                                                Chief Executive Officer         )
                                                                                )
                                                                                )
(2)      Principal Financial and Accounting                                     )
         Officer:                                                               )
                                                                                )
                                                                                )
         /s/ Larry C. Fouse                     Treasurer                       )
         ---------------------------                                            )
         Larry C. Fouse                                                         )
                                                                                )
                                                                                )               March 30, 2005
(3)      The Board of Directors:                                                )
                                                                                )
                                                                                )
         /s/ Robert W. Anger                    Director                        )
         ---------------------------                                            )
         Robert W. Anger                                                        )
                                                                                )
                                                                                )
         /s/ Jonnie L. Davis                    Director                        )
         ---------------------------                                            )
         Jonnie L. Davis                                                        )



                                                                                )
                                                                                )
         /s/ Matthew P. Forrester               Director                        )
         ---------------------------                                            )
         Matthew P. Forrester                                                   )
                                                                                )
                                                                                )
         /s/ Michael J. Hensley                 Director                        )
         ---------------------------                                            )
         Michael J. Hensley                                                     )
                                                                                )
                                                                                )
         /s/ L. Sue Livers                      Director                        )
         ------------------                                                     )
         L. Sue Livers                                                          )               March 30, 2005
                                                                                )
                                                                                )
         /s/ Fred W. Koehler                    Director                        )
         ---------------------------                                            )
         Fred W. Koehler                                                        )
                                                                                )
                                                                                )
         /s/ Charles J. McKay                   Director                        )
         ---------------------------                                            )
         Charles J. McKay                                                       )
                                                                                )

                                 EXHIBIT INDEX

Exhibit No.    Description
----------     -----------------------------------------------------------------

    3(1)       Registrant's   Articles  of  Incorporation  are  incorporated  by
               reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-05121) (the "Registration Statement")

     (2)       Amended Code of By-Laws

    4(1) Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Indenture, dated March 26, 2003, incorporated by reference to Exhibit 4.1 of Registrant's Form 10-QSB filed May 15, 2003

     (2)       Form  of  Fixed/Floating  Rate  Junior  Subordinated   Deferrable
               Interest Debentures Trust Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.2 of Registrant's Form 10-QSB filed May 15, 2003

     (3) Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Guarantee Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.3 of Registrant's Form 10-QSB filed May 15, 2003

   10(1) Employment Agreement between River Valley Financial Bank and Matthew P. Forrester

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

     (9)       River Valley Bancorp Stock Option Plan

     (10) Employment Agreement between River Valley Financial Bank and Gregory T. Siegrist is incorporated by reference to Exhibit 10 of Registrant's Form 10-QSB filed November 15, 2004

     (11) First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 21, 2005

     (12) Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan

     (13)      Form of Director Non-Qualified Stock Option Agreement

     (14) Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust

   13          Shareholder Annual Report


   14 Code of Ethics is incorporated by reference to Exhibit 14 of Registrant's Form 10-KSB filed March 30, 2004

   21          Subsidiaries  of the Registrant is  incorporated  by reference to
               Exhibit 21 of Registrant's Form 10-KSB filed March 30, 2004

   23          Consent of BKD, LLP

   31(1)       CEO Certification

   31(2)       CFO Certification

   32          Section 906 Certification