Form 10-Q
period 2005-03-31
RIVER VALLEY BANCORP
filed 2005-05-16
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission file number: 0-21765


                              RIVER VALLEY BANCORP
               (Exact name of registrant specified in its charter)

              Indiana                                  35-1984567
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

                                430 Clifty Drive
                             Madison, Indiana 47250
          (Address of principal executive offices, including Zip Code)

                                 (812) 273-4949
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2005 was 1,584,877.

                              RIVER VALLEY BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                      3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets                             3

             Consolidated Condensed Statements of Income                       4

             Consolidated Condensed Statements of Comprehensive Income         5

             Consolidated Condensed Statements of Cash Flows                   6

             Notes to Unaudited Consolidated Condensed Financial Statements    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                              15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits                                                             16

SIGNATURES                                                                    17

EXHIBITS                                                                      18

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                         RIVER VALLEY BANCORP
                                                 Consolidated Condensed Balance Sheets

                                                                                     March 31,           December 31,
                                                                                        2005                 2004
                                                                                --------------------- --------------------
                                                                                  (In Thousands, Except Share Amounts)
                                                                                     (Unaudited)
  Assets
       Cash and due from banks                                                      $     3,949            $    4,911
       Interest-bearing demand deposits                                                   4,146                 7,526
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                      8,095                12,437
       Investment securities available for sale                                          43,501                26,964
       Loans held for sale                                                                    -                   337
       Loans                                                                            233,205               233,400
           Allowance for loan losses                                                      2,293                 2,364
                                                                                --------------------- --------------------
                Net Loans                                                               230,912               231,036
       Premises and equipment                                                             7,389                 6,798
       Federal Home Loan Bank stock                                                       3,735                 3,281
       Interest receivable                                                                1,668                 1,599
       Other assets                                                                       6,550                 6,975
                                                                                --------------------- --------------------
                  Total assets                                                       $  301,850            $  289,427
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                    $      17,459         $      15,066
           Interest-bearing                                                             160,040               155,472
                                                                                --------------------- --------------------
                Total deposits                                                          177,499               170,538
       Borrowings                                                                        99,807                94,600
       Interest payable                                                                     456                   382
       Other liabilities                                                                  1,590                 1,514
                                                                                --------------------- --------------------
           Total liabilities                                                            279,352               267,034
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 5,000,000 shares
           Issued and outstanding - 1,584,877 and 1,584,377 shares
       Additional paid-in capital                                                         8,908                 8,843
       Retained earnings                                                                 14,015                13,800
       Shares acquired by stock benefit plans                                              (193)                (215)
       Accumulated other comprehensive loss                                                (232)                 (35)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                    22,498                22,393
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                                $  301,850             $ 289,427
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


                                                         RIVER VALLEY BANCORP
                                              Consolidated Condensed Statements of Income
                                                              (Unaudited)



                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ------------------ -------------------
                                                                                               2005                2004
                                                                                         ------------------ -------------------
                                                                                         (In Thousands, Except Share Amounts)
Interest Income
     Loans receivable                                                                        $  3,409           $  2,911
     Investment securities                                                                        312                256
     Interest-earning deposits and other                                                           64                 41
                                                                                         ------------------ -------------------
         Total interest income                                                                  3,785              3,208
                                                                                         ------------------ -------------------

Interest Expense
     Deposits                                                                                     791                699
     Borrowings                                                                                 1,002                583
                                                                                         ------------------ -------------------
         Total interest expense                                                                 1,793              1,282
                                                                                         ------------------ -------------------

Net Interest Income                                                                             1,992              1,926
     Provision for loan losses                                                                     72                102
                                                                                         ------------------ -------------------
Net Interest Income After Provision for Loan Losses                                             1,920              1,824
                                                                                         ------------------ -------------------

Other Income
     Gain on investment securities                                                                  -                  6
     Service fees and charges                                                                     428                420
     Net gains on loan sales                                                                       67                106
     Other income                                                                                  80                 88
                                                                                         ------------------ -------------------
         Total other income                                                                       575                620
                                                                                         ------------------ -------------------

Other Expenses
     Salaries and employee benefits                                                               929                758
     Net occupancy and equipment expenses                                                         278                239
     Data processing fees                                                                          26                 40
     Advertising                                                                                   61                 51
     Legal and professional fees                                                                   56                 30
     Other expenses                                                                               265                350
                                                                                         ------------------ -------------------
         Total other expenses                                                                   1,615              1,468
                                                                                         ------------------ -------------------

Income Before Income Tax                                                                          880                976
     Income tax expense                                                                           365                367
                                                                                         ------------------
                                                                                                            -------------------

Net Income                                                                                    $   515            $   609
                                                                                         ================== ===================


Basic earnings per share                                                                      $    .33           $    .38
Diluted earnings per share                                                                         .31                .36
Dividends per share                                                                                .19                .17

See notes to consolidated condensed financial statements.





                                                         RIVER VALLEY BANCORP
                                       Consolidated Condensed Statements of Comprehensive Income
                                                              (Unaudited)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                ------------------ ------------------
                                                                                      2005               2004
                                                                                ------------------ ------------------
                                                                                           (In Thousands)

  Net income                                                                             $ 515              $ 609
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for sale
            Unrealized holding gains (losses) arising during the
                period, net of tax benefit (expense) of $(130) and $33                   (197)                 51
            Less:    Reclassification adjustment for gains
                   Included in net income, net of tax expense of $ 0 and $2                 --                  4
                                                                                ------------------ ------------------
                                                                                          (197)                47
                                                                                ------------------ ------------------
  Comprehensive income                                                                   $ 318              $ 656
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


                                                         RIVER VALLEY BANCORP
                                            Consolidated Condensed Statements of Cash Flows
                                                              (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2005                2004
                                                                                         -------------------- -------------------
  Operating Activities                                                                               (In Thousands)

       Net income                                                                            $    515             $    609
       Adjustments to reconcile net income to net cash provided (used) by operating activities
         Provision for loan losses                                                                 72                  102
         Depreciation and amortization                                                            142                  137
         Loans originated for sale in the secondary market                                     (2,942)              (4,884)
         Proceeds from sale of loans in the secondary market                                    3,306                4,698
         Gain on sale of loans                                                                    (67)                (106)
         Amortization of deferred loan origination cost                                            23                   25
         Amortization of expense related to stock benefit plans                                    80                   83
         Net change in:
             Interest receivable                                                                  (69)                 (14)
             Interest payable                                                                      74                  (46)
         Other adjustments                                                                        579                 (534)
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                       1,713                   70
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                             (18,876)              (1,002)
       Proceeds from sales of securities available for sale                                        --                3,993
       Proceeds from maturities of securities available for sale                                2,001                3,196
       Net change in loans                                                                         69               (6,882)
       Purchases of FHLB stock                                                                   (419)                (397)
       Purchases of premises and equipment                                                       (733)                (295)
                                                                                         -------------------- -------------------
                Net cash used in investing activities                                         (17,958)              (1,387)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand and savings deposits                       825               (8,787)
          Certificates of deposit                                                               6,136               (2,665)
          Short-term borrowings                                                                (3,793)                  --
       Proceeds from borrowings                                                                11,000               19,000
       Repayment of borrowings                                                                 (2,000)             (10,000)
       Cash dividends                                                                            (299)                (279)
       Proceeds from exercise of stock options                                                      4                   78
       Purchase of stock                                                                           --                 (935)
       Advances by borrowers for taxes and insurance                                               30                   10
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                      11,903               (3,578)
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                      (4,342)              (4,895)

  Cash and Cash Equivalents, Beginning of Period                                               12,437               12,512
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                                   $  8,095             $  7,617
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                            1,719           $    1,328
       Income tax paid                                                                             --                   --

  See notes to consolidated condensed financial statements.

                              RIVER VALLEY BANCORP
         Notes to Unaudited Consolidated Condensed Financial Statements


River Valley Bancorp (the "Corporation or Company") is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank ("River Valley" or the "Bank"). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management's control.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial  position,  results of operations  and cash flows in  conformity  with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

                                               Three Months Ended                        Three Months Ended
                                                 March 31, 2005                            March 31, 2004
                                               ------------------                        ------------------
                                                  Weighted         Per                        Weighted         Per
                                                   Average        Share                        Average        Share
                                      Income       Shares         Amount          Income        Shares        Amount
                                      ------      --------        ------          ------      ---------       ------
                                                  (Dollar Amounts in Thousands, Except Share Amounts)
     Basic earnings per share

     Income available to common
     shareholders                      $ 515     1,573,118         $ .33           $ 609      1,613,408         $ .38
                                                               ===========                                  ===========

     Effect of dilutive RRP
     awards and stock options                       63,747                                       76,490
                                     -------------------------                   -------------------------
     Diluted earnings per share

     Income available to
      common shareholders
      and assumed
      conversions                      $ 515     1,636,865         $ .31           $ 609      1,689,898         $ .36
                                     ====================================        ====================================

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at March 31, 2005, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

Note 4: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2004 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                                           Three Months Ended    Three Months Ended March
                                                                             March 31, 2005              31, 2004
                                                                        ----------------------------------------------------
                                                                        (Dollar Amounts In Thousands, Except Share Amounts)

           Net income, as reported                                                    $515                       $609
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes                                                               5                          6
                                                                        ----------------------------------------------------

           Pro forma net income                                                       $510                       $603
                                                                        ====================================================

           Earnings per share:
               Basic - as reported                                                     .33                        .38
               Basic - pro forma                                                       .32                        .37
               Diluted - as reported                                                   .31                        .36
               Diluted - pro forma                                                     .31                        .36

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123(SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

Note 5: Reclassifications

Certain reclassifications have been made to the 2004 consolidated condensed financial statements to conform to the March 31, 2005 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Corporation's significant accounting policies presented on pages 24 through 26 of the Annual Report to Shareholders for the year ended December 31, 2004. Certain of these policies are important to the portrayal of the Corporation's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2005 and December 31, 2004, mortgage servicing rights had carrying values of $932,000 and $860,000, respectively.

Financial Condition

At March 31, 2005, the Corporation's consolidated assets totaled $301.9 million, an increase of $12.4 million, or 4.3%, from December 31, 2004. The increase in assets resulted primarily from an increase in securities of $16.5 million and an offsetting decrease of approximately $4.3 million in cash and cash equivalents.

Net loans receivable were $230.9 million at March 31, 2005, a decrease of $.1 million, from $231.0 million at December 31, 2004. Loan growth is expected in the second and third quarters as a result of a new branch in a close metropolitan area. This branch is to open mid year.

The Corporation's allowance for loan losses totaled $2.4 million at December 31, 2004 and $2.3 million at March 31, 2005, which represented 1.01% and .98% respectively of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $2,100,000 and $2,175,000 at December 31, 2004 and March 31, 2005, respectively. Although management believes that its allowance for loan losses at March 31, 2005, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation's results of operations.

Deposits totaled $177.5 million at March 31, 2005, an increase of $7.0 million, or 4.1%, compared to total deposits at December 31, 2004. The increase for the three-month period resulted from a combination of competitive interest rates, and changes in our market competition.

Advances from the Federal Home Loan Bank totaled $74.0 million and $65.0 million respectively at March 31, 2005 and December 31, 2004. These advances are a readily available source of funding for periods when loan demand exceeds deposit growth. Several million in advances are still available for future growth.

Shareholders' equity totaled $22.5 million at March 31, 2005, an increase of $100,000, or .5 %, from $22.4 million at December 31, 2004. The increase resulted primarily from net income, offset by cash dividends and the change in accumulated other comprehensive income.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2005, the Bank's regulatory capital exceeded all applicable regulatory capital requirements.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

General

The Corporation's net income for the three months ended March 31, 2005 totaled $515,000, a decrease of $94,000, or 15.4 %, from the $609,000 reported for the quarter ended March 31, 2004. The decrease in income for the 2005 period was primarily attributable to an increase in salaries and benefits and a decrease in other income.

Net Interest Income

Total interest income for the three months ended March 31, 2005 amounted to $3.8 million, an increase of $577,000, or 18.0%, from the comparable quarter in 2004. This increase reflects an increase in average interest-earning assets outstanding and a very slight increase in the loan yield .

Interest expense on deposits increased by $92,000, or 13.2%, to a total of $791,000 for the quarter ended March 31, 2005, due primarily to a small increase in the average cost of deposits and by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $1,002,000 for the three months ended March 31, 2004, an increase of $419,000 from the comparable period in 2004. The increase resulted primarily from an increase in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $66,000 or 3.4%, for the three months ended March 31, 2005, as compared to the comparable period in 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a $72,000 provision for losses on loans for the three months ended March 31, 2005, compared to the $102,000 amount recorded in the 2004 period. The 2005 provision amount was predicated on the balance of funds already reserved, coupled with the fact that many of our questionable loans have already been charged off. While management believes that the allowance for losses on loans is adequate at March 31, 2005, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.

Other Income

Other income decreased by $45,000, for the three months ended March 31, 2005, as compared to the same period in 2004, due primarily to a decrease of $39,000 in gain on sale of loans. River Valley sold $3.3 million in loans during the quarter ended March 31, 2005 compared to $4.6 million during the first quarter of 2004.

Other Expense

Other expense increased by $147,000, during the three months ended March 31, 2005, compared to the same period in 2004. The increase was due primarily to an increase in the salaries and benefits category of $171,000 and a decrease in all other categories of $24,000. Employee compensation and benefits increased due to an increase in employees to service an increased asset base and expanded branch network. Full time equivalent employees have gone from 66 on March 31, 2004 to 72 on March 31, 2005. Assets per employee were $3.8 million and $4.2 million respectively.

Income Taxes

The provision for income taxes totaled $365,000 for the three months ended March 31, 2005, a decrease of $2,000, or .5%, as compared to the same period in 2004. The effective tax rates amounted to 41.4% and 36.6% for the three months ended March 31, 2005 and 2004, respectively.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

An important part of River Valley Financial Bank's asset/liability management policy includes examining the interest rate sensitivity of the assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

Presented below, as of December 31, 2004 and 2003, is an analysis performed by the OTS of River Valley's interest rate risk as measured by changes in River Valley's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

December 31, 2004

                  Net Portfolio Value                                  NPV as % of PV of Assets
Changes
In Rates          $ Amount         $ Change          %Change           NPV Ratio            Change
--------          --------         --------          -------           ---------            ------
(Dollars in thousands)
+300 bp           37,924           1,412             +4 %              13.10 %              +80 bp
+200 bp           38,152           1,639             +4 %              13.05 %              +75 bp
+100 bp           37,743           1,231             +3 %              12.80 %              +50 bp
   0 bp           36,512                                               12.30 %
-100 bp           34,410          -2,103             -6 %              11.54 %              -76 bp

December 31, 2003

                Net Portfolio Value                                  NPV as % of  PV of Assets
Changes
In Rates        $ Amount         $ Change         %Change            NPV Ratio            Change
--------        --------         --------         -------            ---------            ------
(Dollars in thousands)
+300 bp         33,347              650           +2 %               13.08 %               +55 bp
+200 bp         33,819            1,123           +3 %               13.14 %               +60 bp
+100 bp         33,640              943           +3 %               12.96 %               +43 bp
   0 bp         32,697                                               12.53 %
-100 bp         31,122           -1,575           -5 %               11.89 %               -64 bp

Management believes at March 31, 2005 there have been no material changes in River Valley's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 6., Management's Discussion and Analysis or Plan of Operation, of the Company's Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) We are currently evaluating the design and operating effectiveness of our internal controls over financial reporting as part of our effort to comply with
Section 404 of the Sarbanes-Oxley Act of 2002 as of our fiscal year ending December 31, 2006. Section 404 requires us to evaluate the effectiveness of our internal controls over financial reporting and include a management report on our assessment of the effectiveness of our internal controls over financial reporting in all annual reports beginning with our report on Form 10-K for the fiscal year ending December 31, 2006. We are currently designing and implementing improvements that we believe will adequately mitigate any deficiencies noted by our outside auditing firm and by the OTS, and we expect that such improvements will be implemented in sufficient time to ensure their operating effectiveness as of March 31, 2006. We do not believe that the deficiencies noted by our auditing firm or the OTS have had or will have a material impact on our financial statements. In addition, as a result of our remediation initiatives and the testing of our key financial reporting systems, we do not believe that the identified deficiencies will result in a material weakness in our internal control over financial reporting. However, we cannot provide any assurance that our remediation efforts will be successful or that additional testing of our internal controls will not identify additional deficiencies that, when aggregated with the existing deficiencies, would result in a material weakness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to Vote of Security Holders.

          No matter was submitted to a vote of the Company's shareholders during the first quarter of 2005.

Item 5. Other Information.

          None.

Item 6. Exhibits.

          31(1) Certification required by 17 C.F.R. Section 240.13a-15(e)

          31(2) Certification required by 17 C.F.R. Section 240.13a-15(e)

          32   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted to
               Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RIVER VALLEY BANCORP


Date:         May 16, 2005            By: /s/ Matthew P. Forrester
                                          --------------------------------
                                           Matthew P. Forrester
                                           President and Chief Executive Officer



Date:         May 16, 2005            By: /s/ Larry C. Fouse
                                          --------------------------------
                                           Larry C. Fouse
                                           Vice President of Finance