Form 10-Q
period 2005-06-30
RIVER VALLEY BANCORP
filed 2005-08-12
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-21765

RIVER VALLEY BANCORP
(Exact name of registrant specified in its charter)

Indiana	35-1984567

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

430 Clifty Drive
Madison, Indiana 47250
(Address of principal executive offices, including Zip Code)

(812) 273-4949
(Registrant’s telephone number, including area code)

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2005 was 1,588,987.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2005	December 31, 2004
	(In Thousands, Except Share Amounts)
	(Unaudited)
Assets
Cash and due from banks	$6,308	$4,911
Interest-bearing demand deposits	926	7,526
Cash and cash equivalents	7,234	12,437
Investment securities available for sale	45,541	26,964
Loans held for sale	182	337
Loans	235,161	233,400
Allowance for loan losses	2,314	2,364
Net loans	232,847	231,036
Premises and equipment	7,718	6,798
Federal Home Loan Bank stock	4,000	3,281
Interest receivable	1,790	1,599
Other assets	6,614	6,975
Total assets	$305,926	$289,427

Liabilities
Deposits
Non-interest-bearing	$17,873	$5,066
Interest-bearing	151,708	155,472
Total deposits	169,581	170,538
Borrowings	111,555	94,600
Interest payable	445	382
Other liabilities	1,357	1,514
Total liabilities	282,938	267,034

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,588,987 and 1,584,377 shares
Additional paid-in capital	8,988	8,843
Retained earnings	14,339	13,800
Shares acquired by stock benefit plans	(157)	(215)
Accumulated other comprehensive income	(182)	(35)
Total shareholders’ equity	22,988	22,393

Total liabilities and shareholders’ equity	$305,926	$289,427

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest Income	(In Thousands, Except Share Amounts)

Loans receivable	$6,958	$5,856	$3,549	$2,945
Investment securities	668	470	356	214
Interest-earning deposits and other	161	88	97	47
Total interest income	7,787	6,414	4,002	3,206

Interest Expense
Deposits	1,614	1,365	823	666
Borrowings	2,106	1,234	1,104	651
Total interest expense	3,720	2,599	1,927	1,317

Net Interest Income	4,067	3,815	2,075	1,889
Provision for loan losses	144	194	72	92
Net Interest Income After Provision for Loan Losses	3,923	3,621	2,003	1,797

Other Income
Net realized gains on sales of available-for-sale securities	0	9	0	3
Service fees and charges	892	862	464	442
Net gains on loan sales	172	262	105	156
Other income	171	185	91	97
Total other income	1,235	1,318	660	698

Other Expenses
Salaries and employee benefits	1,838	1,557	909	799
Net occupancy and equipment expenses	546	479	268	240
Data processing fees	57	73	31	33
Advertising	117	117	56	66
Legal and professional fees	153	100	97	70
Other Expenses	679	778	414	428
Total other expenses	3,390	3,104	1,775	1,636

Income Before Income Tax	1,768	1,835	888	859
Income tax expense	623	681	258	314

Net Income	$1,145	$1,154	$630	$545

Basic earnings per share	$.73	$.72	$.40	$.34
Diluted earnings per share	.70	.69	.38	.33
Dividends per share	.385	.35	.195	.18

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Net income	$1,145	$1,154	$630	$545
Other comprehensive income, net of tax
Unrealized gains on securities available for sale

Unrealized holding gains arising during the period, net of tax expense (benefit) of $(97), $(149), $33 and $(169)	(147)	(227)	50	(277)

Less: Reclassification adjustment for gains (losses) included in net income, of tax expense (benefit) of $0, $4, $0, and $1	--	5	--	2
	(147)	(232)	50	(279)
Comprehensive income	$998	$922	$680	$266

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities	(In Thousands)
Net income	$1,145	$1,154
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	144	194
Depreciation and amortization	284	283
Investment securities (gains) losses	(0)	(9)
Loans originated for sale in the secondary market	(7,725)	(12,596)
Proceeds from sale of loans in the secondary market	7,958	12,571
Gain on sale of loans	(172)	(262)
Amortization of deferred loan origination cost	58	151
Amortization of expense related to stock benefit plans	170	210
Net change in:
Interest receivable	(191)	65
Interest payable	63	(140)
Other adjustments	12	(118)
Net cash provided by operating activities	1,746	1,503

Investing Activities
Purchases of securities available for sale	(26,818)	(1,147)
Proceeds from maturities of securities available for sale	8,008	6,016
Proceeds from sale of securities available for sale	0	4,196
Purchase of Federal Home Loan Bank stock	(645)	(571)
Net change in loans	(16,719)	(17,337)
Proceeds from sale of foreclosed real estate	15,000	-
Purchases of premises and equipment	(1,204)	(590)
Net cash used in investing activities	(22,378)	(9,433)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	2,257	(4,337)
Certificates of deposit	(3,214)	(4,160)
Short term borrowings	2,955	---
Proceeds from borrowings	25,000	23,000
Repayment of borrowings	(11,000)	(10,000)
Cash dividends	(597)	(555)
Purchase of stock	0	(1,455)
Stock options exercised	17	78
Acquisition of stock for stock benefit plans	0	(34)
Advances by borrowers for taxes and insurance	11	25
Net cash provided by financing activities	15,429	2,562

Net Change in Cash and Cash Equivalents	(5,203)	(5,368)

Cash and Cash Equivalents, Beginning of Period	12,437	12,512

Cash and Cash Equivalents, End of Period	$7,234	$7,144

Additional Cash Flows and Supplementary Information
Interest paid	$3,657	$2,739
Income tax paid	502	499

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Notes to Unaudited Consolidated Condensed Financial Statements

River Valley Bancorp (the “Corporation”) is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”). The Bank conducts a general banking business in southeastern Indiana and portions of northwestern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not included information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Note 2: Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank, and the Bank’s subsidiary, Madison First Service Corporation (“First Service”). All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Dollar Amounts In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,145	1,576,385	$.73	$1,154	1,606,296	$.72

Effect of dilutive RRP awards and stock options		62,038			73,618

Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,145	1,638,423	$.70	$1,154	1,679,914	$.69

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Dollar Amounts In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$630	1,579,634	$.40	$545	1,599,284	$.34

Effect of dilutive RRP awards and stock options		60,330			70,747

Diluted earnings per share
Income available to common shareholders and assumed conversions	$630	1,639,964	$.38	$545	1,670,031	$.33

Note 4: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2004 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net income, as reported	$1,145	$1,154	$630	$545
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	8	13	3	7
Pro forma net income	$1,137	$1,141	$627	$538
Earnings per share:
Basic - as reported	$.73	$.72	$.40	$.34
Basic - pro forma	.72	.71	.40	.34
Diluted - as reported	.70	.69	.39	.33
Diluted - pro forma	.69	.68	.38	.32

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

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company’s results of operation or financial condition.

Note 5: Reclassifications

Certain reclassifications have been made to the 2004 consolidated condensed financial statements to conform to the June 30, 2005 presentation.

Note 6: Recent Accounting Developments

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Corporation’s significant accounting policies presented on pages 24 through 26 of the Annual Report to Shareholders for the year ended December 31, 2004. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current general economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The allowance for loan losses represents management’s estimate of probable losses inherent in the Corporation’s loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Corporation’s strategy for credit risk management includes conservative, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Corporation’s allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation’s internal loan review.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

 The Corporation’s primary market area for lending is southeastern Indiana and portions of northwestern Kentucky. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2005 and December 31, 2004, mortgage servicing rights had carrying values of $918,000 and $860,000, respectively.

Financial Condition

At June 30, 2005, the Corporation’s consolidated assets totaled $305.9 million, an increase of $16.5 million, or 5.7%, from December 31, 2004. The increase in assets resulted from an increase in securities of $18.6 million and an offsetting decrease of approximately $5.2 million in cash and cash equivalents. Net loans receivable, including loans held for sale, were $233.0 million at June 30, 2005, an increase of $1.6 million, or .7%, from $231.4 million at December 31, 2004.

The Corporation’s allowance for loan losses totaled $2.4 million at December 31, 2004 and $2.3 million at June 30, 2005, which represented approximately 1.0% for both periods. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $2,100,000.00 and $1,272,000.00 million at December 31, 2004 and June 30, 2005, respectively. Although management believes that its allowance for loan losses at June 30, 2005, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $169.6 million at June 30, 2005, a decrease of $957,000, or .6%, compared to total deposits at December 31, 2004. The decrease for the six-month period is a result of the increased competition for funds. Increasing or even maintaining current funds is very difficult in our market area. Rates are slowly rising, customers are moving funds for even a slight difference in rate.

Advances from the Federal Home Loan Bank totaled $65.0 million at December 31, 2004 and $79.0 million at June 30, 2005. These advances had a negative effect on the bottom line during the first and second quarters due to an increase in their interest rates. The average cost of Federal Home Loan Bank advances at June 30, 2005 was 4.24%, a .14% increase over the average cost at December 31, 2004. Total borrowings were $111,555,000 as of June 30, 2005. The short term portion of this amount is $25,555,000, which is repurchase agreements pledged to certain retail deposit “Sweep” accounts not included in deposit balances.

Stockholders’ equity totaled $23.0 at June 30, 2005, an increase of $.6 million, or 2.7%, from $22.4 million at December 31, 2004. The increase resulted primarily from net income for the period partially offset by cash dividends. We did also increase our dividend, paying $0.195 per share to the holders of record on June 25, 2005, payable on July 15, 2005.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2005, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

General

The Corporation’s net income for the six months ended June 30, 2005, totaled $1,145,000, a decrease of $9,000 or .8% from the $1,154,000 reported for the period ended June 30, 2004. This decrease is primarily caused by the Company’s decreasing gains on sale of loans.

Net Interest Income

Total interest income for the six months ended June 30, 2005 amounted to $7.8 million, an increase of $1.4 million, or 21.4%, above the comparable period in 2004, reflecting the effects of a large increase in our loan portfolio and an increase in the loan yield from 5.8% for the 2004 period to 6.1% for the 2005 period.

Interest expense on deposits increased by $249,000, or 18.2%, to a total of $1.6 million for the six months ended June 30, 2005, due primarily to a increase in the average cost of deposits. Interest expense on borrowings totaled $2,106,000 for the six months ended June 30, 2005, an increase of $872,000, from the comparable period in 2004. The increase resulted primarily from an increase in average borrowings year-to-year and an increase of approximately .25% in the rate.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $252,000 or 6.6%, for the six months ended June 30, 2005, as compared to the comparable period in 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $144,000 provision for losses on loans for the six months ended June 30, 2005, compared to the $194,000 amount recorded in the 2004 period. The 2005 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2005, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $83,000, or 6.3%, for the six months ended June 30, 2005, as compared to the same period in 2004, due primarily to the $90,000 decrease in gains on sale of loans. There is a 50 basis point difference(increase) in the rates charged for the fixed rate loans that are sold. This is enough to deter many borrowers from refinancing their mortgage loans. This decrease in sold loan gains was partially offset by an increase in service fees and charges of $30,000 and a decrease in other income of $14,000.

Other Expense

Other expense increased by $286,000, or 9.2%, during the six months ended June 30, 2005, as compared to the same period in 2004. The increase was due primarily to the increase in salary/ benefit expense. This increase was the result of the increase in employees to service an increased asset base and expanded branch network.

Income Taxes

The provision for income taxes totaled $623,000 for the six months ended June 30, 2005, a decrease of $58,000, or 8.5%, as compared to the same period in 2004. The effective tax rates were 35.2% and 37.1% for the six months ended June 30, 2005 and 2004, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

General

The Corporation’s net income for the three months ended June 30, 2005, totaled $630,000, a increase of $85,000, or 15.6%, from the $545,000 of net income reported in the comparable 2004 period. The increase in earnings in the 2005 period was primarily attributable to an increase in total interest income of approximately $800,000, which was offset by an increase in total interest expense of approximately $610,000 and salaries / employee benefits of $110,000.

Net Interest Income

Total interest income for the three months ended June 30, 2005 amounted to $4.0 million, an increase of $796,000, or 24.8%, from the comparable quarter in 2004, reflecting the effects of an increase in average balance of loans and securities year to year. Interest income on loans totaled $3.5 million for the three months ended June 30, 2005, an increase of approximately $604,000, or 20.5%, from the comparable 2004 quarter.

Interest expense on deposits increased by $157,000, or 23.6%, to a total of $.8 million for the quarter ended June 30, 2005, due primarily to an increase in the average cost of deposits. Interest expense on borrowings totaled $1,104,000 for the three months ended June 30, 2005, an increase of $453,000 over the comparable quarter in 2004. The increase resulted primarily from an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $186,000, or 9.8%, for the three months ended June 30, 2005, as compared to the same quarter in 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $72,000 provision for losses on loan for the three months ended June 30, 2005, compared to the $92,000 recorded in the 2004 period. While management believes that the allowance for losses on loans is adequate at June 30, 2005, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $38,000 for the three months ended June 30, 2005, as compared to the same period in 2004, due primarily to a $51,000 decrease in gains on loan sales and a $22,000 increase in service fees and charges for the three months ended June 30, 2005, as compared to the same period in 2004. Higher mortgage rates that deterred borrowings from refinancing was the main reason for the decline in income.

Other Expense

Other expense increased by $139,000, or 8.5%, during the three months ended June 30, 2005, compared to the same period in 2004. This increase resulted primarily from the increase in salaries/benefits and occupancy/equipment expenses, which was the result of hiring several new employees for a new branch due to open early in the 3rd quarter of 2005 and because of more expense related to the branch opened approximately a year ago.

Income Taxes

The provision for income taxes totaled $258,000 for the three months ended June 30, 2005, a decrease of $56,000, or 17.8%, as compared to the same period in 2004. The effective tax rates were 29.0% and 36.6% for the three months ended June 30, 2005 and 2004, respectively.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An important part of River Valley Financial Bank’s asset/liability management policy includes examining the interest rate sensitivity of the assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

Presented below, as of March 31, 2005 and 2004, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. Down -200 basis points was added back as of the March 31, 2005 calculations.

March 31, 2005

	Net Portfolio Value			NPV as% of PV of Assets
Changes
In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	39,448	763	+2%	13.10%	+80bp
+200 bp	39,747	1,063	+3%	13.06%	+56bp
+100 bp	39,566	881	+2%	12.88%	+38bp
0 bp	38,684			12.50%
-100 bp	36,909	-1,775	-5%	11.86%	-64bp
-200 bp	34,220	-4,464	-12%	10.96%	-154bp

March 31, 2004

	Net Portfolio Value			NPV as% of PV of Assets
Changes
In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	35,327	2,381	+7%	14.00%	+125 bp
+200 bp	35,351	2,405	+7%	13.86	+112 bp
+100 bp	34,572	1,627	+5%	13.45	+70 bp
0 bp	32,946			12.75
-100 bp	30,661	-2,284	-7%	11.82	-93 bp

Management believes at June 30, 2005 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 6., Management’s Discussion and Analysis or Plan of Operation, of the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

Item 4. Controls and Procedures

A. Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

B. Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds and Issuers Purchases of Equity Securities.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to Vote of Security Holders.

On April 20, 2005, the Annual Meeting of the Corporation’s shareholders was held. Three directors were  elected to the following terms and by the following votes:

	For	Votes Withheld
Michael J. Hensley (three-year term)	1,378,027	4,684
Fred W. Koehler (three-year term)	1,378,215	4,496
L. Sue Livers, M. S., R. D. (three-year term)	1,377,246	5,465

Directors continuing in office are Robert W. Anger, Matthew P. Forrester, and Charles J. McKay.

Item 5.    Other Information.

None.

Item 6. Exhibits

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

RIVER VALLEY BANCORP

Date:	August 12, 2005	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date:	August 12, 2005	By:	/s/ Larry C. Fouse
Larry C. Fouse
Vice President of Finance