Form 10-Q
period 2005-09-30
RIVER VALLEY BANCORP
filed 2005-11-14
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:   0-21765

RIVER VALLEY BANCORP
(Exact name of registrant specified in its charter)

Indiana	35-1984567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2005 was 1,588,987.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$3,733	$4,911
Interest-bearing demand deposits	5,052	7,526
Cash and cash equivalents	8,785	12,437
Investment securities available for sale	52,399	26,964
Loans held for sale	270	337
Loans	234,446	233,400
Allowance for loan losses	2,333	2,364
Net loans	232,113	231,036
Premises and equipment	8,289	6,798
Federal Home Loan Bank stock	4,050	3,281
Interest receivable	1,908	1,599
Cash surrender value life insurance	5,456	5,302
Other assets	1,232	1,673
Total assets	$314,502	$289,427

Liabilities
Deposits
Non-interest-bearing	$20,084	$5,066
Interest-bearing	169,193	155,472
Total deposits	189,277	170,538
Borrowings	99,990	94,600
Interest payable	459	382
Other liabilities	1,654	1,514
Total liabilities	291,380	267,034

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,588,987 and 1,584,377 shares
Additional paid-in capital	9,037	8,843
Retained earnings	14,608	13,800
Shares acquired by stock benefit plans	(273)	(215)
Accumulated other comprehensive income	(250)	(35)
Total shareholders’ equity	23,122	22,393

Total liabilities and shareholders’ equity	$314,502	$289,427

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$10,575	$9,055	$3,617	$3,199
Investment securities	1,082	652	414	182
Interest-earning deposits and other	246	135	85	47
Total interest income	11,903	9,842	4,116	3,428

Interest Expense
Deposits	2,490	2,056	876	691
Borrowings	3,316	1,956	1,210	722
Total interest expense	5,806	4,012	2,086	1,413

Net Interest Income	6,097	5,830	2,030	2,015
Provision for loan losses	216	266	72	72
Net Interest Income After Provision for Loan Losses	5,881	5,564	1,958	1,943

Other Income
Net realized gains (losses) on sales of available-for-sale securities	0	24	0	15
Service fees and charges	1,399	1,323	507	461
Net gains on loan sales	248	342	76	80
Other income	240	264	69	79
Total other income	1,887	1,953	652	635

Other Expenses
Salaries and employee benefits	2,721	2,348	883	791
Net occupancy and equipment expenses	858	840	312	361
Data processing fees	94	108	37	35
Advertising	189	170	72	53
Legal and professional fees	198	167	45	67
Amortization of mortgage servicing rights	100	141	18	4
Other expenses	977	826	380	185
Total other expenses	5,137	4,600	1,747	1,496

Income Before Income Tax	2,631	2,917	863	1,082
Income tax expense	910	1,117	287	436

Net Income	$1,721	$1,800	$576	$646

Basic earnings per share	$1.09	$1.12	$.36	$.41
Diluted earnings per share	1.05	1.08	.35	.39
Dividends per share	.58	.53	.195	.18

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)

Net income	$1,721	$1,800	$576	$646
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $(141), $(107), $(44) and $42.	(215)	(163)	(68)	64
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $0, $10, $0 and $6.		14		9
	(215)	(177)	(68)	55
Comprehensive income	$1,506	$1,623	$508	$701

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
Operating Activities
Net income	$1,721	$1,800
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	216	266
Depreciation and amortization	426	433
Loss on sale of premises and equipment	14	0
Investment securities gains	0	(24)
Loans originated for sale in the secondary market	(11,615)	(15,798)
Proceeds from sale of loans in the secondary market	11,794	15,960
Gain on sale of loans	(248)	(342)
Amortization of deferred loan origination cost	91	99
Amortization of expense related to stock benefit plans	249	248
Net change in:
Interest receivable	(309)	(73)
Interest payable	77	(33)
Other adjustments	419	(787)
Net cash provided by operating activities	2,835	1,749

Investing Activities
Purchases of securities available for sale	(36,771)	(3,132)
Proceeds from maturities of securities available for sale	11,015	14,034
Proceeds from sale of securities available for sale	0	4,211
Purchase of Federal Home Loan Bank stock	(695)	(992)
Net change in loans	(1,328)	(35,613)
Purchases of premises and equipment	(1,931)	(654)
Proceeds from sale of foreclosed real estate	80	0
Net cash used in investing activities	(29,630)	(22,146)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,744	(1,794)
Certificates of deposit	4,995	233
Short term borrowings	(8,610)
Proceeds from borrowings	32,000	34,000
Repayment of borrowings	(18,000)	(12,000)
Cash dividends	(903)	(842)
Purchase of stock	-	(1,679)
Stock options exercised	17	101
Acquisition of stock for stock benefit plans	(147)	(34)
Advances by borrowers for taxes and insurance	47	24
Net cash provided by financing activities	23,143	18,009

Net Change in Cash and Cash Equivalents	(3,652)	(2,388)

Cash and Cash Equivalents, Beginning of Period	12,437	12,512

Cash and Cash Equivalents, End of Period	$8,785	$10,124

Additional Cash Flows and Supplementary Information
Interest paid	$5,729	$4,045
Income tax paid	880	673

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Notes to Unaudited Consolidated Condensed Financial Statements

River Valley Bancorp (the “Corporation” or the “Company”) is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”). The Bank conducts a general banking business in southeastern Indiana which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three-month periods ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Note 2: Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiary, the Bank, and the Bank’s subsidiary, Madison First Services Corporation (“First Service”). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,721	1,578,958	$1.09	$1,800	1,600,173	$1.12

Effect of dilutive RRP awards and stock options		61,387			72,289
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,721	1,640,345	$1.05	$1,800	1,672,462	$1.08

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$576	1,584,073	$	. 36	$646	1,589,574	$	. 41

Effect of dilutive RRP awards and stock options		60,084				69,629
Diluted earnings per share
Income available to common shareholders and assumed conversions	$576	1,644,157		$.35	$646	1,659,203		$.39

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

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net income, as reported	$1,721	$1,800	$576	$646
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	10	20	2	7
Pro forma net income	$1,711	$1,780	$574	$639
Earnings per share:
Basic - as reported	$1.09	$1.12	$.36	$.41
Basic - pro forma	1.08	1.11	.36	.40
Diluted - as reported	1.05	1.08	.35	.39
Diluted - pro forma	1.04	1.06	.35	.39

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

Note 5:  Reclassifications

Certain reclassifications have been made to the 2004 consolidated condensed financial statements to conform to the September 30, 2005 presentation.

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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 24 through 26 of the Annual Report to Shareholders for the year ended December 31, 2004. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2005 and December 31, 2004, mortgage servicing rights had carrying values of $896,000 and $860,000, respectively.

Financial Condition

At September 30, 2005, the Corporation’s consolidated assets totaled $314.5 million, an increase of $25.1 million, or 8.7% from December 31, 2004. The increase in assets resulted primarily from an increase in the investment portfolio of $25.4 million, partially offset by the decrease of liquid assets(i.e., cash and cash equivalents) of $3.6 million. Net loans receivable, including loans held for sale, were $232.4 million at September 30, 2005, an increase of $1.0 million, or .4%, from $231.4 at December 31, 2004.

The Corporation’s consolidated allowance for loan losses totaled $2.4 million on December 31, 2004 and $2.3 million at September 30, 2005, which represented 1.0% and .99% of total loans respectively. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $2,100,000 and $1,758,000 at December 31, 2004 and September 30, 2005 respectively. Although management believes that its allowance for loan losses at September 30, 2005, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $189.3 million at September 30, 2005, an increase of $18.8 million, or 11.0%, compared to total deposits at December 31, 2004. The growth for the nine-month period resulted from the fact that our home market has changed. The sale of our largest competitor allowed us to increase our deposits at a time when deposits are very difficult to attract.

Borrowings totaled $94.6 million at December 31, 2004, and $100.0 million on September 30, 2005. Of these totals, $65.0 million and $79.0 million respectively were FHLB Advances with average rates of 4.07% and 4.27%. Our interest spread is suffering as a result.

Shareholders’ equity totaled $23.1 million at September 30, 2005, an increase of $729,000, or 3.3% from $22.4 million at December 31, 2004. The increase resulted primarily from the Corporation’s net income and the offset by dividends paid.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2005, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

General

The Corporation’s net income for the nine months ended September 30, 2005, totaled $1,721,000, a decrease of $79,000 or 4.4% from the $1,800,000 reported for the period ended September 30, 2004. The decrease in income in the 2005 period was primarily attributable to increases in other expenses.

Net Interest Income

Total interest income for the nine months ended September 30, 2005 amounted to $11.9 million, an increase of $2.1 million, or 20.9%, from the comparable period in 2004, reflecting the effects of an increase in average interest-earning assets outstanding and an increase in the average loan rate of approximately 0.44%.

Interest expense on deposits increased by $434,000, or 21.1%, to a total of $2.5 million for the nine months ended September 30, 2005, due primarily to an increase in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $3.3 million for the nine months ended September 30, 2005, an increase of $1.4 million, from the comparable period in 2004. This increase resulted from an increase in the interest rate paid and the average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $267,000, or 4.6%, for the nine months ended September 30, 2005, as compared to the same period in 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $216,000 provision for losses on loans for the nine months ended September 30, 2005, compared to the $266,000 amount recorded in the 2004 period. The 2005 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at September 30, 2005, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $66,000, during the nine months ended September 30, 2005, as compared to the same period in 2004. The decrease was due primarily to a $94,000 decrease in gains on sale of loans, offset in part by an increase in service fees and charges. The current mortgage rates are deterring loan refinancing in comparison to previous periods.

Other Expense

Other expense increased by $537,000, or 11.7%, during the nine months ended September 30, 2005, as compared to the same period in 2004. The increase was due primarily to a $378,000 increase in salaries and benefits resulting from an expanded branch network and an increase in the asset base that is being served.

Income Taxes

The provision for income taxes totaled $.9 million for the nine months ended September 30, 2005, a decrease of $207,000, or 18.5%, as compared to the same period in 2004. This decrease resulted primarily from a decrease in net income before income taxes of $286,000.00 or 9.8%.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

General

The Corporation’s net income for the three months ended September 30, 2005, totaled $576,000, a decrease of $70,000, or 10.8% from the $646,000 of net income reported in the comparable 2004 period. The decrease in earnings in the 2005 period was primarily attributable to an increase in other expenses.

Net Interest Income

Total interest income for the three months ended September 30, 2005 amounted to $4.1 million, an increase of $688,000, or 20.1%, from the comparable quarter in 2004, reflecting the effects of an increase in average interest-earning assets outstanding. Interest income on loans totaled $3.6 million for the three months ended September 30, 2005, an increase of $418,000, or 13.1%, from the comparable quarter in 2004, reflecting the effects of an increase in average balance of loans year-to-year.

Interest expense on deposits increased by $185,000, or 26.8%, to a total of $876,000 for the quarter ended September 30, 2005, due to an increase in the average rate and average outstanding balance of deposits. Interest expense on borrowings totaled $1,210,000 for the three months ended September 30, 2005, an increase of $488,000 over the comparable quarter in 2004. This increase resulted from an increase in the rates and an increase in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $15,000, or .7%, for the three months ended September 30, 2005, as compared to the same quarter in 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $72,000 provision for losses on loan for the three months ended September 30, 2005. The same amount was recorded in the 2004 period. While management believes that the allowance for losses on loans is adequate at September 30, 2005, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $17,000, for the three months ended September 30, 2005, as compared to the same period in 2004, due primarily to an increase in Service fees and charges.

Other Expense

Other expenses increased by $251,000, or 16.8%, during the three months ended September 30, 2005, compared to the same period in 2004. The increase was due primarily to the increase in general expense due to growth.

Income Taxes

The provision for income taxes totaled $287,000 for the three months ended September 30, 2005, a decrease of $149,000, or 34.2%, as compared to the same period in 2004. This decrease resulted primarily from a decrease in net income before income taxes of $219,000, or 20.2%.

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

Presented below, as of June 30, 2005 and 2004, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. Down -200 basis points was added back as of the March 31, 2005 calculations.

June 30, 2005
		Net Portfolio Value			NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	39,043	1,999	+5%	12.79%	+97	bp
+200	bp	39,018	1,975	+5%	12.65%	+83	bp
+100	bp	38,406	1,362	+4%	12.34%	+52	bp
0	bp	37,044			11.82%
-100	bp	34,793	-2,251	-6%	11.04%	-78	bp
-200	bp	32,081	-4,963	-13%	10.14%	-168	bp

June 30, 2004
		Net Portfolio Value			NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	38,053	733	+2%	14.63%	+66	bp
+200	bp	38,495	1,174	+3%	14.64%	+67	bp
+100	bp	38,321	1,001	+3%	14.44%	+47	bp
0	bp	37,320			13.97%
-100	bp	35,278	-2,043	-5%	13.16%	-81	bp

Management believes at September 30, 2005 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 6., Management’s Discussion and Analysis or Plan of Operation, of the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004

Item 4. Controls and Procedures.

A. Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B. Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	No.	Description

	31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
	31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date:	November 14, 2005	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date:	November 14, 2005	By: /s/ Larry C. Fouse
Larry C. Fouse
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached