Form 10-K
period 2005-12-31
RIVER VALLEY BANCORP
filed 2006-03-31
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act
of 1934 for the fiscal year ended December 31, 2005

OR

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities
Exchange Act Of 1934 for the Transition Period from _______ to ______

000-21765
Commission File Number

RIVER VALLEY BANCORP
(Exact name of registrant as specified in its charter)

INDIANA	35-1984567
(State or other jurisdiction of incorporation or organization )	(IRS Employer Identification No.)

430 Clifty Drive, P.O. Box 1590, Madison, Indiana	47250-0590
(Address of principal executive offices)	(Zip Code)

(812) 273-4949
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
----
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2005, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $24,141,000 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Capital Market (formerly named the SmallCap Market).

As of March 15, 2006, there were issued and outstanding 1,592,877 shares of the issuer’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2005, are incorporated into Part II. Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 19, 2006 are incorporated in Part I and Part III.

Exhibit Index on Page E-1

RIVER VALLEY BANCORP

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimates or expectations of the Holding Company (as defined below), its directors, or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences, including those set forth under “Risk Factors.” These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

ITEM 1.	Business.

GENERAL

River Valley Bancorp (the “Holding Company” and together with the “Bank,” the “Company”), an Indiana corporation, was formed in 1996 for the primary purpose of purchasing all of the issued and outstanding common stock of River Valley Financial Bank (formerly Madison First Federal Savings and Loan Association; hereinafter “River Valley Financial” or the “Bank”) in its conversion from mutual to stock form. The conversion offering was completed on December 20, 1996. On December 23, 1996, the Corporation utilized approximately $3.0 million of the net conversion proceeds to purchase 95.6% of the outstanding common shares of Citizens National Bank of Madison (“Citizens”), and River Valley Financial and Citizens merged on November 20, 1997.

The activities of the Holding Company have been limited primarily to holding the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its seven full-service office locations in Jefferson and Clark Counties, Indiana, and Carroll County, Kentucky, and offers a variety of deposit and lending services to consumer and commercial customers. The Company is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the “OTS”). River Valley Financial is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits in River Valley Financial are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) of the FDIC.

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four- family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 42.5% of the Bank’s total loan portfolio at December 31, 2005. The Bank did not identify any loans as held for sale at December 31, 2005. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans. Its principal market area is Jefferson County, Indiana and adjoining counties. The Company’s internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

Loan Portfolio Data. The following table sets forth the composition of the Bank’s loan portfolio, including loans held for sale, as of December 31, 2005, 2004, 2003, 2002 and 2001 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$97,605	41.2%	$104,466	43.2%	$90,492	45.9%	$73,197	43.4%	$73,431	45.1%
Multi-family	8,412	3.5	8,100	3.4	5,009	2.5	4,396	2.6	3,932	2.4
Construction	13,549	5.7	20,046	8.3	8,689	4.4	4,866	2.9	6,874	4.2
Nonresidential real estate	65,310	27.6	59,702	24.7	50,995	25.8	42,672	25.3	36,898	22.7
Land loans	16,744	7.1	7,933	3.3	5,393	2.7	3,364	2.0	4,994	3.1
Consumer loans:
Automobile loans	3,444	1.5	4,675	1.9	6,347	3.2	9,494	5.6	12,320	7.6
Loans secured by deposits	510.2		553.2		427.2		401.2		537.3
Home improvement loans	-		-	-	-	-	-	-	-	-
Other	2,986	1.3	3,659	1.5	3,513	1.8	4,171	2.5	4,549	2.8
Commercial loans	28,148	11.9	32,582	13.5	26,764	13.5	26,203	15.5	19,216	11.8
Gross loans receivable	236,708	100.00	241,716	100.00	197,629	100.00	168,764	100.00	162,751	100.00

Add/(Deduct):
Deferred loan origination costs	488.2		496.2		461		379		356
Undisbursed portions of loans in process	(5,152)	(2.2)	(8,812)	(3.7)	(3,868)	(2.0)	(2,147)	(1.3)	(3,163)	(2.0)
Allowance for loan losses	(2,320)	(1.0)	(2,364)	(1.0)	(2,056)	(1.1)	(2,101)	(1.3)	(1,972)	(1.3)
Net loans receivable	$229,724	97.0	$231,036	95.5%	$192,166	97.1%	$164,895	97.6%	$157,972	96.9%

The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Due During Years Ended December 31,
	Balance Outstanding at December 31, 2005	2006	2007	2008	2009 to 2010	2011 to 2015	2016 to 2020	2021 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$97,605	$1,466	$101	$230	$851	$5,138	$12,946	$76,873
Multi-family	8,412	-	-	-	271	100	808	7,233
Construction	13,549	12,408	1,141	-	-	-	-	-
Nonresidential real estate loans	65,310	2,862	5	90	204	4,520	8,546	49,083
Land loans	16,744	5,355	2,562	1,230	300	2,360	674	4,263
Consumer loans:
Loans secured by deposits	510	343	125	27	15	-	-	-
Other loans	6,430	1,848	948	1,192	2,068	300	74	-
Commercial loans	28,148	14,202	1,567	1,560	3,915	2,956	3,948	-
Total	$236,708	$38,484	$6,449	$4,329	$7,624	$15,374	$26,996	$137,452

The following table sets forth, as of December 31, 2005, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2006
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
One-to-four-family	$8,699	$87,440	$96,139
Multi-family	522	7,890	8,412
Construction	-	1,141	1,141

Non-residential real estate loans	5,946	56,502	62,448
Land loans	225	11,164	11,389
Consumer loans:
Loans secured by deposits	167	-	167
Other loans	4,489	93	4,582
Commercial loans	9,590	4,356	13,946
Total	$29,638	$168,586	$198,224

Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $97.6 million, or 42.5% of the Bank’s portfolio of loans, at December 31, 2005, consisted of one- to four-family residential loans, of which approximately 89.7% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank’s ARMs were indexed to the 11th District Cost of Funds. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 2.5% for owner-occupied properties and 3.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2005 provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1.5% and 6%, respectively. The Bank’s ARMs generally provide for interest rate minimums of 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2005, approximately 10.4% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2005, the Bank had approximately $88.7 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 80%. The Bank generally requires private mortgage insurance on all conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2005, the Bank had outstanding approximately $10.6 million of home equity loans, with unused lines of credit totaling approximately $13.8 million. Two home equity loans were included in non-performing assets on that date in the amount of $56,000. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans equal 1.5% of the outstanding principal balance per month.

The Bank also offers indemnification mortgage loans (“ID Mortgage Loans”), which are typically written as fixed rate second mortgage loans. The Bank’s ID Mortgage Loans are written for terms of five years and generally have maximum Loan-to-Value Ratios of 80%.

The Bank also offers standard second mortgage loans, which are adjustable rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3%. The Bank’s second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 1% and 4%, respectively. The Bank’s second mortgage loans have terms of 10 to 30 years.

At December 31, 2005, $678,000 of one- to four-family residential mortgage loans, or .3% of total loans, were included in the Bank’s non-performing assets.

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

At December 31, 2005, $13.5 million, or 5.9% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2005 totaled $1.2 million. Construction loans in the amount of $215,000, or .1% of total loans, were included in non-performing assets on that date.

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

Nonresidential Real Estate Loans. At December 31, 2005, $65.3 million, or 28.4% of the Bank’s portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 1% and 4%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2005, the Bank’s largest nonresidential real estate loan was $4.0 million. Nonresidential real estate loans in the amount of $110,000 or .05% were included in non-performing assets at December 31, 2005.

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

Multi-family Loans. At December 31, 2005, approximately $8.4 million, or 3.7% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2005 was $1.3 million and was secured by a 46-unit apartment complex in Hanover, Indiana . Multi-family loans in the amount of $207,000 or .09% were included in non-performing assets on that date.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2005, approximately $16.7 million, or 7.3% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2005, the Bank’s largest land loan totaled $3.4 million.

Land loans for $28,000 were included in non-performing assets as of December 31, 2005. Such loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

Commercial Loans. At December 31, 2005, $28.1 million, or 12.3% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2005, approximately $24.0 million, or .4%, of the Bank’s commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2005, the largest commercial loan was $3.2 million. As of the same date, commercial loans totaling $444,000 were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $6.9 million at December 31, 2005, or 3.0% of the Bank’s total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. In general the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from 30 days to 60 months. At December 31, 2005, 81.2% of the Bank’s consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank offers both direct and indirect automobile loans. Under the Bank’s indirect automobile program, participating automobile dealers receive loan applications from prospective purchasers of automobiles at the point of sale and deliver them to the Bank for processing. The dealer receives a portion of the interest payable on approved loans.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2005, consumer loans amounting to $9,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans. The Bank historically originated its ARMs pursuant to its own underwriting standards which did not conform with the standard criteria of the FHLMC or Federal National Mortgage Association (“FNMA”). The Bank’s ARMs varied from secondary market criteria because, among other things, the Bank did not require current property surveys in most cases and did not permit the conversion of those loans to fixed rate loans in the first three years of its term. If the Bank desired to sell its non-conforming ARMs, it may have experienced difficulty in selling such loans quickly in the secondary market.

In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2005, the Bank serviced $88.7 million in loans sold to the FHLMC.

The Bank confines its loan origination activities primarily to Jefferson County and surrounding counties. At December 31, 2005, the Bank held loans totaling approximately $38.7 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s five full-service offices.

The Bank’s loan approval processes are intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

Under the Bank’s lending policy, a loan officer may approve mortgage loans up to $150,000, a Senior Loan Officer may approve mortgage loans up to $300,000 and the President may approve mortgage loans up to $400,000. All other mortgage loans must be approved by at least four members of the Bank’s Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $150,000, by a Senior Loan Officer for up to $300,000 and by the President up to $400,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $50,000, by a Senior Loan Officer up to $100,000 and by the President up to $200,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $15,000 or up to $25,000 by a Senior Loan Officer or up to $50,000 by the President. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank’s Board of Directors.

The Bank generally requires appraisals on all real property securing its loans and requires an attorney’s opinion or title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing the loan if the property is in a flood plain. The Bank also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. The Bank does not require escrow accounts for insurance premiums or taxes.

The Bank’s underwriting standards for consumer and commercial loans are intended to protect against some of the risks inherent in making such loans. Borrower character, paying habits and financial strengths are important considerations.

The Bank occasionally purchases and sells participations in commercial loans, non-residential real estate and multi-family loans to or from other financial institutions. At December 31, 2005, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $8.4 million that it had purchased or sold.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Loans Disbursed:
Residential real estate loans (1)	$45,163	$57,876	$108,782
Multi-family loans	923	3,778	811
Construction loans	18,958	28,526	17,183
Non-residential real estate loans	12,549	20,795	9,066
Land loans	9,728	5,062	3,805
Consumer and other loans	4,244	5,174	4,924
Commercial loans	26,400	27,358	38,214
Total loans disbursed	117,965	148,569	182,785
Reductions:
Sales	13,902	18,288	69,498
Principal loan repayments and other (2)	105,375	91,411	86,016
Total reductions	119,277	109,699	155,514
Net Increase (decrease)	$(1,312)	$38,870	$27,271

(1)	Includes loans originated for sale in the secondary market.
(2)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

Commercial and consumer loans are treated similarly. Interest income on consumer, commercial and other non-mortgage loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case accrual of interest is discontinued and the loan is written-off, or written down to the fair value of the collateral securing the loan. It is the Bank’s policy to recognize losses on these loans as soon as they become apparent.

Non-performing Assets. At December 31, 2005, $1.7 million, or .53% of consolidated total assets, were non-performing loans compared to $2.2 million, or .76% of consolidated total assets, at December 31, 2004. The Bank had REO of $271,000 at December 31, 2005.

The table below sets forth the amounts and categories of the Bank’s non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

	At December 31
	2005	2004	2003
	(In thousands)
Non-performing assets:
Non-performing loans	$1,747	$2,201	$514
Troubled debt restructurings	1,352	1,684	1,003
Total non-performing loans and troubled debt restructurings	3,099	3,885	1,517
Total non-performing assets	$3,099	$3,885	$1,517
Total non-performing loans and troubled debt restructurings to total loans	1.35%	1.61%	.77%
Total non-performing assets to total assets	.53%	1.34%	.59%

At December 31, 2005, the Bank held loans delinquent from 30 to 89 days totaling $1,627,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2005, 2004, and 2003 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2005				At December 31, 2004				At December 31, 2003
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Residential real estate	9	$1,306	11	$941	60	$1,267	16	$893	16	$512	6	$248
Construction loans	1	20	2	215	1	104	1	158	-	-	1	33
Land loans	0	-	1	28	1	15	-	-	-	-	-	-
Non-residential real estate loans	1	207	1	110	3	134	3	255	-	-	-	-
Consumer loans	10	81	2	9	34	115	16	74	33	204	8	51
Commercial loans	1	13	4	444	13	751	10	821	3	31	2	182
Total	22	$1,627	21	$1,747	112	$2,386	46	$2,201	52	$747	17	$514
Delinquent loans to total loans				1.43%				1.90%				0.64%

Classified Assets. Federal regulations and the Bank’s Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities to be of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

At December 31, 2005, the aggregate amount of the Bank’s classified assets are as follows:

At December 31, 2005
(In thousands)

Substandard assets	$8,438
Doubtful assets	402
Loss assets	-
Total classified assets	$8,840

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank’s classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2005. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$2,364	$2,056	$2,101	$1,972	$1,702
Charge-offs:
Single-family residential	(190)	(24)	(401)	(132)	(31)
Consumer	(217)	(150)	(242)	(258)	(107)
Commercial loans	-	-	(100)	(111)	(73)
Total charge-offs	(407)	(174)	(743)	(501)	(211)
Recoveries	75	144	190	60	31
Net charge-offs	(332)	(30)	553	(441)	(180)
Provision for losses on loans	288	338	508	570	450
Balance end of period	$2,320	$2,364	$2,056	$2,101	$1,972
Allowance for loan losses as a percent of total loans outstanding	1.00%	.98%	1.04%	1.25%	1.21%
Ratio of net charge-offs to average loans outstanding before net items	.14%	.01%	.30%	.27%	.12%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Residential real estate	$1,102	50.5%	$930	54.9%	$1,007	52.8%	$827	48.9%	$610	51.7%
Nonresidential real estate	64	34.7	162	28.0	171	28.5	131	27.3	156	25.8
Consumer loans	156	2.9	226	3.6	246	5.2	452	8.3	626	10.7
Commercial loans	724	11.9	807	13.5	512	13.5	458	15.5	365	11.8
Unallocated	274	-	239	-	120	-	233	-	215	-
Total	$2,320	100.0%	$2,364	100.0%	$2,056	100.00%	$2,101	100.00%	$1,972	100.00%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2005, the investments in the portfolio had a carrying value of approximately $59.6 million, or 18.1%, of the consolidated total assets.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$57,737	$56,986	$25,478	$25,413	$33,483	$33,897
Corporate bonds		-	-	-	-	-
Municipal securities	2,562	2,540	1,430	1,438	475	485
Total available for sale	60,299	59,526	26,908	26,851	33,958	34,382
FHLB stock	4,050	4,050	3,281	3,281	2,176	2,176
Total investments	$64,349	$63,576	$30,189	$30,132	$36,134	$36,558

The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005.

	Amount at December 31, 2005 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)

U.S. Government and agency obligations	11,997	2.92%	45,740	3.70%	-	-	-	-
Municipal securities	-	-	1,085	2.89%	1,008	3.60%	469	4.0%

Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association (“GNMA”) participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to principal and interest. Except for a $1,000 investment in interest-only certificates, the Bank does not invest in any derivative products.

Although mortgage-backed securities generally yield less than individual loans originated by the Bank, they present less credit risk. Because mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect the Bank’s earnings, particularly in a rising interest rate environment. The mortgage-backed securities portfolio is generally considered to have very low credit risk because they are guaranteed as to principal repayment by the issuing agency.

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

At December 31, 2005, the Bank had mortgage-backed securities with a carrying value of approximately $83,000, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government Agency securities	$0	$0	$0	$0	$0	$0
Collateralized mortgage obligations	83	83	113	113	177	175
Total mortgage-backed securities	$83	$83	$113	$113	$177	$175

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005.

	Amount at December 31, 2005 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale	-	-	-	-	$83	4.31%	-	-

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Beginning balance	$113	$175	$583
Purchases	-	-	-
Sales proceeds	-	-	(98)
Repayments	(30)	(62)	(287)
Losses on sales		-	(4)
Premium and discount amortization, net	-	(2)	(5)

Unrealized gains (losses) on securities available for sale	-	2	(14)
Ending balance	$83	$113	$175

SOURCES OF FUNDS

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, investment maturities, loan prepayments, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branches in Sellersburg, Indiana (Clark County), Charlestown, Indiana (Clark County), and Carrollton, Kentucky (Carroll County), the Bank’s market area has expanded. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2005 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2005	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Non-interest bearing accounts	$100	$19,269	9.32%	0.00%
Savings accounts	50	28,438	13.76	1.25
MMDA	100	14,834	7.18	2.31
NOW accounts	100	41,751	20.20	.93
Total withdrawable		104,292	50.45	1.07
Certificates (original terms):
I.R.A.	250	7,366	3.56	3.51
Brokerage CD	99,000	-	-	-
3 months	2,500	-	-	-
6 months	2,500	3,755	1.82	3.27
9 months	2,500	1,136.55		3.22
12 months	500	10,358	5.01	3.28
15 months	500	11,854	5.73	1.59
18 months	500	2,491	1.20	3.07
24 months	500	3,322	1.61	3.25
30 months	500	3,088	1.49	2.86
36 months	500	2,653	1.28	3.42
48 months	500	1,905.92		3.70
60 months	500	8,756	4.24	4.51
Jumbo certificates	100,000	45,757	22.13	3.10
Total certificates		102,441	49.55	3.12
Total deposits		$206,733	100.00%	2.08

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2005	2004	2003
	(In thousands)

0.00 to 3.00%	$35,227	$64,354	$67,726
3.01 to 5.00%	63,455	21,714	19,259
5.01 to 6.00%	3,759	4,474	5,489
6.01 to 7.00%	0	16	28
7.01 to 8.00%	0	100	100
Total	$102,441	$90,658	$94,602

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2005. Matured certificates, which have not been renewed as of December 31, 2005, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2005 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)

0.00 to 3.00%	$31,491	$3,094	$267	$386
3.01 to 5.00%	35,881	15,686	6,875	5,003
5.01 to 6.00%	562	3,196	-	-
6.01 to 7.00%	-	-	-	-
7.01 to 8.00%	-	-	-	-
Total	$67,934	$21,976	$7,142	$5,389

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

Maturity Period	At December 31, 2005
(In thousands)

Three months or less	$11,851
Greater than three months through six months	1,875
Greater than six months through twelve months	21,696
Over twelve months	10,335
Total	$45,757

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	DEPOSIT ACTIVITY
	Balance at December 31, 2005	% of Deposits	Increase (Decrease) from 2004	Balance at December 31, 2004	% of Deposits	Increase (Decrease) from 2003	Balance at December 31, 2003	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$19,269	9.32%	$4,203	$15,066	8.83%	$3,238	$11,828	6.6%
Savings accounts	28,438	13.76	(387)	28,825	16.90	2,347	26,478	14.7
MMDA	14,834	7.18	2,525	12,309	7.22	(14,048)	26,357	14.6
NOW accounts	41,751	20.20	18,071	23,680	13.89	2,991	20,689	11.5
Total withdrawable	104,292	50.45	24,412	79,880	46.84	(5,472)	85,352	47.4
Certificates (original terms):
I.R.A.	7,366	3.56	366	7,000	4.10	(93)	7,093	3.9
Brokerage CD	-	-	(2,229)	2,229	1.31	2,229	-	-
3 months	-	-	-	-	0.00	(28)	28	-
6 months	3,755	1.82	2,615	1,140	0.67	(1,051)	2,191	1.2
9 months	1,136.55		842	294	0.17	77	217.1
12 months	10,358	5.01	(9,450)	19,808	11.62	1,585	18,223	10.1
15 months	11,854	5.73	7,254	4,600	2.70	(4,780)	9,380	5.2
18 months	2,491	1.20	1,109	1,382	0.81	(664)	2,046	1.1
24 months	3,322	1.61	808	2,514	1.47	(2,080)	4,594	2.6
30 months	3,088	1.49	(178)	3,266	1.92	1,666	1,600.9
36 months	2,653	1.28	(8)	2,661	1.56	744	1,917	1.1
48 months	1,905.92		271	1,634	0.96	459	1,175.7
60 months	8,756	4.24	(221)	8,977	5.26	1,448	7,529	4.2
Jumbo certificates	45,757	22.13	10,604	35,153	20.61	(3,456)	38,609	21.5
Total certificates	102,441	49.55	11,783	90,658	53.16	(3,944)	94,602	52.6
Total deposits	$206,733	100.00%	$36,195	$170,538	100.00%	$(9,416)	$179,954	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2005, the Bank had $75.0 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Holding Company’s and the Bank’s borrowings at or for the years ended December 31, 2005, 2004, and 2003.

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$96,782	$94,600	$50,000
Average balance outstanding for period	102,501	65,468	45,636
Maximum amount outstanding at any month-end during the period	111,555	94,600	50,000
Weighted average interest rate during the period	4.35%	4.15%	4.58%
Weighted average interest rate at end of period	4.63%	4.00%	4.40%

SERVICE CORPORATION SUBSIDIARIES

Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

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

The Bank’s wholly owned subsidiary, Madison First Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. During 2005, the Bank established in Nevada three new subsidiaries --RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC--to hold and manage a significant portion of the Bank’s investment portfolio.

FINANCING SUBSIDIARY

On March 13, 2003, the Company formed the “RIVR Statutory Trust I,” a statutory trust formed under Connecticut law, and filed a Certificate of Trust with the Secretary of the State of Connecticut. The sole purpose of the Trust is to issue and sell certain securities representing undivided beneficial interests in the assets of the Trust and to invest the proceeds thereof in certain debentures of the Company.

EMPLOYEES

As of December 31, 2005, the Bank employed 72 persons on a full-time basis and 12 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION

The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson and Clark Counties, Indiana, and Carroll County, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in Jefferson County and Clark Counties in Indiana and Carroll County in Kentucky and which have significantly larger resources available to them than does the Bank. In total, there are 22 financial institutions located in the three-county market area, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

REGULATION

GENERAL

As a federally-chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank’s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution’s size, condition and the complexity of its operations. The Bank’s semi-annual assessment is approximately $38,000.

The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of its securities, and limitations upon other aspects of banking operations. In addition, the Bank’s activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

As the holding company for the Bank, the Holding Company is regulated as a “non-diversified savings and loan holding company” within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), and is subject to regulatory oversight by the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company’s stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the “GLB Act”) in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company’s authority to engage in diversified business activities.

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

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See “-Qualified Thrift Lender.” At December 31, 2005, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana (“Indiana Savings Association Holding Companies”) upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or non-withdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2005, the Bank’s investment in stock of the FHLB of Indianapolis was $4.05 million. For the fiscal year ended December 31, 2005, the FHLB of Indianapolis paid approximately $169,554 in cash dividends to the Bank, for an annual rate of 4.3%.

All 12 FHLBs are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank’s capital.

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

INSURANCE OF DEPOSITS

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:

•	merging the Bank Insurance Fund (“BIF”) and the SAIF into a new Deposit Insurance Fund (“DIF”) no later than July 1, 2006;

•
keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process, which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF;

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•
provides for the payment of credits based on a member’s share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits;

•
providing for the declaration of dividends to members (based on a member’s share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.5%, subject to the FDIC’s right to suspend or limit dividends based on risks to the DIF; and

•
eliminating the mandatory assessment (up to 23 basis points) that applied if the DIF fell below 1.25% of insured deposits and in its place establishing a new assessment system based on risk, needs of the DIF, and the effect on the members’ capital and earnings. The FDIC will set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%.

The discussion below describes the deposit insurance system in effect prior to the new legislation.

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

Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution’s risk level is determined based on its capital level and the FDIC’s level of supervisory concern about the institution.

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. During 2005, quarterly FICO payments for SAIF and BIF members averaged 1.385 basis points.

SAVINGS ASSOCIATION REGULATORY CAPITAL

Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain “core capital” of at least 3% of total assets. Core capital is generally defined as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less non-qualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2005, the Bank was in compliance with all capital requirements imposed by law.

If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers’ compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2005, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. “Significantly undercapitalized” savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

DIVIDEND LIMITATIONS

The OTS also restricts the amount of “capital distributions” that may be made by savings associations. The applicable regulation defines a capital distribution as a distribution of cash or other property to a savings association’s owners, made on account of their ownership. This definition includes a savings association’s payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate’s acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association’s shares or rights to purchase such shares.

The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution, and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS’s application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years (the “retained net income standard”). A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association’s common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association’s capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

In addition to these regulatory restrictions, the Bank’s Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires the Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits the Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

LIMITATIONS ON RATES PAID FOR DEPOSITS

Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution’s normal market area. Under these regulations, “well-capitalized” depository institutions may accept, renew, or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and

“undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on the Bank’s current operations.

LIQUIDITY

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted a rule that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

REAL ESTATE LENDING STANDARDS

OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association’s lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association’s real estate portfolio; and establish documentation, approval and reporting requirements to monitor compliance with the association’s real estate lending policies. The association’s written real estate lending policies must be reviewed and approved by the association’s Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

LOANS TO ONE BORROWER

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2005, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10%

of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2005, the Bank was in compliance with its QTL requirement, with approximately 71.7% of its portfolio assets invested in QTIs.

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

The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in §7701(a)(19) of the Code or the asset composition test of §7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the “Indiana Branching Law”). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.

TRANSACTIONS WITH AFFILIATES

The Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions deemed to be consistent with safe and sound banking practices for transactions between a financial institution and its affiliates, and restrict the types of collateral security permitted in connection with a financial institution’s extension of credit to an affiliate.

FEDERAL SECURITIES LAW

The shares of Common Stock of the Holding Company have been registered with the SEC under the Securities Exchange Act (the “1934 Act”). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following the Bank’s conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

SARBANES-OXLEY ACT OF 2002

The Holding Company is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

The Holding Company continues to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, but management does not expect that such compliance will have a material impact on the Holding Company’s results of operations or financial condition.

COMMUNITY REINVESTMENT ACT MATTERS

Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 (“CRA”) be disclosed. The disclosure includes both a four-unit descriptive rating - outstanding, satisfactory, needs to improve, and substantial noncompliance - and a written evaluation of an institution’s performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers. The OTS has designated the Bank’s record of meeting community credit needs as satisfactory.

PREDATORY LENDING

The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing “predatory lending.” The term “predatory lending” encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following: (i) making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board amended Regulation Z to broaden the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 (“HOEPA”). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower’s interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank does not anticipate that these provisions, or any similar state predatory lending regulations, will materially affect its financial condition or results of operations.

USA PATRIOT ACT OF 2001

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. The Company does not anticipate that these changes will materially affect its operations.

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

Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income (“AMTI”), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company’s federal income tax returns have not been audited in recent years.

STATE TAXATION

The Company is subject to Indiana’s Financial Bank Tax (“IFBT”), which is imposed at a flat rate of 8.5% on apportioned “adjusted gross income.” “Adjusted gross income,” for purposes of IFBT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company’s state income tax returns have not been audited in recent years.

The Company is subject to Kentucky’s Bank Franchise Tax (“KBFT”), which is imposed at a flat rate of 1.1% on apportioned “net capital.” For purposes of the KBFT, “net capital” is determined by (1) adding together the Company’s paid-in capital stock, surplus, undivided profits, capital reserves, net unrealized gains or losses on certain securities, and cumulative foreign currency translation adjustments and (2) deducting from the total an amount equal to the same percentage of the total as the book value of U.S. obligations and Kentucky obligations bears to the book value of the total assets of the Company. “Kentucky obligations” are all obligations of the state, counties, municipalities, taxing districts, and school districts that are exempt from taxation under Kentucky law. Other applicable state taxes include generally applicable sales and use taxes as well as Kentucky bank deposit and local deposit taxes which are generally imposed on the Company with respect to the deposits of Kentucky resident individuals at rates of .001% and .025%, respectively.

ITEM 1A.	RISK FACTORS.

Investors should consider carefully the risks and uncertainties described below, which are some of the factors that could adversely affect our operating results and financial condition.

Changes in market interest rates could adversely affect our financial condition and results of operations.

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

Our nonresidential real estate and commercial loans expose us to increased credit risks.

At December 31, 2005, our portfolio of nonresidential real estate and land loans totaled $82.1 million, or 35.7% of totals loans, and our commercial loans totaled $28.1 million, or 12.3% of total loans. These types of loans generally have greater credit risk than residential mortgage loans.

An economic slowdown in our market area could affect our business.

Our primary market area for deposits and loans consists of Jefferson and Clark Counties in Southeastern Indiana and adjacent Carroll County in Kentucky. An economic slowdown in these areas could hurt our business. Possible consequences of such a downturn could include the following:

•	increases in loan delinquencies and foreclosures;

•	declines in the value of real estate and other collateral for loans; and

•	a decline in the demand for our products and services.

We are subject to extensive regulation and legislative or regulatory changes could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect our business operations and the availability, growth and distribution of the Bank’s investments, borrowings and deposits. In addition, the Office of Thrift Supervision periodically conducts examinations of the Holding Company and the Bank and may impose various requirements or sanctions.

Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2005.
Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	41,737	$ 426	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	--	242	375
Hilltop Location:
430 Clifty Drive	Owned	1983	133,118	3,154	32,000
Wal-mart Banking Center:
567 Ivy Tech Drive	Leased	1995	8,201	32	517
Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	16,221	477	656
Location in Charlestown, Indiana:
1025 Highway 62	Leased	2002	2,326	595	1,500
Location in Sellersburg, Indiana:
Highway 311	Owned	2005	1,626	2,933	13,000
Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	3,504	330	2,000

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $209,000 at December 31, 2005.

The Bank operates 11 automated teller machines (“ATMs”), one at each office location (the main office has two), one at Hanover College, in Hanover, Indiana, one at Great Escape Theatres in New Albany, Indiana, one at Sellersburg, Indiana and one at Butler Mall in Carrolton, Kentucky. The Bank’s ATMs participate in the Shazam® network.

The Bank performs its own data processing and reporting services.

ITEM 3.	LEGAL PROCEEDINGS.

Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Holding Company’s shareholders during the quarter ended December 31, 2005.

ITEM 4.5.	EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank
Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Larry C. Fouse	Vice President of Finance	Vice President of Finance
Deanna Liter	Vice President of Data Services	Vice President of Data Services
Barbara Eades	Vice President of Retail Banking	Vice President of Retail Banking
Loy Skirvin	Vice President of Human Resources	Vice President of Human Resources
Mark A. Goley	Vice President of Lending	Vice President of Lending
Anthony D. Brandon	Executive Vice President	Vice President of Loan Administration
John Muessel	Vice President - Trust Officer	Vice President - Trust Officer

Matthew P. Forrester (age 49) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

Lonnie D. Collins (age 57) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Larry C. Fouse (age 60) has served as the Holding Company’s Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens and from 1989 to 1993 served as Citizens’ Vice President and Operations Officer.

Deanna Liter (age 42) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens’ Data Processing Department.

Barbara Eades (age 56) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

Loy Skirvin (age 57) has served as Vice President of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

Mark A. Goley (age 50) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

Anthony D. Brandon (age 34) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he had served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

John Muessel (age 53) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Holding Company’s common stock, without par value (“Common Stock”), is quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Capital Market (formerly the “SmallCap Market”), under the symbol “RIVR.” Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders directly depends upon the ability of the Bank to pay dividends to the Holding Company and upon the earnings on its investment securities.

Any dividend distributions by the Bank to the Holding Company in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank’s accumulated bad debt reserves, which could result in increased federal income tax liability for the Bank. Moreover, the Bank may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

Generally, there is no OTS regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. The FDIC also has authority under current law to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the Bank’s financial condition. Indiana law, however, would prohibit the Holding Company from paying a dividend, if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company’s total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Other information required by this item is incorporated by reference to the material under the heading “Market Price of the Corporation’s Common Shares and Related Shareholder Matters” on page 2 of the Holding Company’s 2005 Shareholder Annual Report (the “Shareholder Annual Report”).

Purchases of common stock made by or on behalf of the Company during the three months ended December 31, 2005, are set forth below:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

October 1 - October 31, 2005	7,000	$ 20.90	7,000	(1)
November 1 - November 30, 2005	--	--	--	--
December 1 - December 31, 2005	2,814	$ 19.50	2,814	(1)
Total	9,814		9.814

(1) Up to 10 % of total shares outstanding may be repurchased at a given time by the Company.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The information required by this item is incorporated by reference to the material under the heading “Selected Consolidated Financial Information and Other Data” on pages 3 and 4 of the Shareholder Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference to pages 5 through 15 of the Shareholder Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by referenced to pages 12 and 13 of the Shareholder Annual Report.

ITEM 8.	FINANCIAL STATEMENTS.

The Holding Company’s Consolidated Financial Statements and Notes thereto contained on pages 16 through 43 in the Shareholder Annual Report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no such changes and disagreements to report during the applicable period.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

(b)
Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter but was not reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 19, 2006 (the “2006 Proxy Statement”) with the caption “Proposal I - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2006 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Company’s Form 10-KSB filed for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the section of the 2006 Proxy Statement with the caption “Proposal I - Election of Directors - Management Remuneration and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to the sections of the 2006 Proxy Statement with the captions “Voting Securities and Principal Holders Thereof” and “Proposal I - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	104,560(1)	$ 8.29(1)	54,092
Equity compensation plans not approved by security holders		(2)
Total	104,560	$ 8.29(2)	54,092

(1)
Includes 98,200 shares under the River Valley Bancorp Stock Option Plan and 6,360 shares under the River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). The 6,360 shares under the RRP were granted to management but have not yet vested. In addition, 75,276 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(2)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the section of the 2006 Proxy Statement with the caption “Proposal I - Election of Directors - Transactions with Certain Related Persons.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to principal accountant fees and services is incorporated by reference to the section of the 2006 Proxy Statement with the caption “Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	See Shareholder Annual Report Page 18
	Consolidated Balance Sheets at December 31, 2005 and 2004	See Shareholder Annual Report Page 19
	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 20
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 21
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 22
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 23
	Notes to Consolidated Financial Statements	See Shareholder Annual Report Pages 24-43

2.	Financial Statement Schedules:
All schedules are omitted as the required information either is not applicable or is included in the consolidated Financial Statements or related notes.

3.	Exhibits:
The exhibits listed in the Exhibit Index are filed with or incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER VALLEY BANCORP

Date: March 30, 2006	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
	Signatures	Title		Date

(1)	Principal Executive Officer:		)
)
	/s/ Matthew P. Forrester		)	March 30, 2006
	Matthew P. Forrester	President and Chief Executive Officer	)
)
(2)	Principal Financial and Accounting Officer:		) )
)
	/s/ Larry C. Fouse		)	March 30, 2006
	Larry C. Fouse	Treasurer	)
)
(3)	The Board of Directors:		)
)
			)	March ______, 2006
	Robert W. Anger	Director	)
)
)
	/s/ Matthew P. Forrester		)	March 30, 2006
	Matthew P. Forrester	Director	)
)
)
	/s/ Michael J. Hensley		)	March 30, 2006
	Michael J. Hensley	Director	)
)
)
	/s/ L. Sue Livers		)	March 30, 2006
	L. Sue Livers	Director	)
)
)
	/s/ Fred W. Koehler		)	March 30, 2006
	Fred W. Koehler	Director	)
)
)
	/s/ Charles J. McKay		)	March 30, 2006
	Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-05121) (the “Registration Statement”)
	(2)	Amended Code of By-Laws is incorporated by reference to Exhibit 3(2) of Registrant's 2004 Form 10-KSB filed on March 31, 2005 (the “2004 Form 10-KSB”)
4	(1)	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Indenture, dated March 26, 2003, incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-QSB filed May 15, 2003
(2)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Trust Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-QSB filed May 15, 2003

	(3)	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Guarantee Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-QSB filed May 15, 2003
10	(1)*	Employment Agreement between River Valley Financial Bank and Matthew P. Forrester is incorporated by reference to Exhibit 10(1) to the 2004 Form 10-KSB
	(2)*	Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10(8) to the Registration Statement
	(3)*	Director Deferred Compensation Joinder Agreement − Robert W. Anger is incorporated by reference to Exhibit 10(10) to the Registration Statement
	(4)*	Director Deferred Compensation Joinder Agreement − Earl W. Johann is incorporated by reference to Exhibit 10(12) to the Registration Statement
	(5)*	Director Deferred Compensation Joinder Agreement − Frederick W. Koehler is incorporated by reference to Exhibit 10(13) to the Registration Statement
	(6)*	Director Deferred Compensation Joinder Agreement − Michael Hensley is incorporated by reference to Exhibit 10(15) to the Registration Statement
(7)*
Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

	(8)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the 2004 Form 10-KSB
	(9)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the 2004 Form 10-KSB
	(10)*	Employment Agreement between River Valley Financial Bank and Gregory T. Siegrist is incorporated by reference to Exhibit 10 of Registrant’s Form 10-QSB filed November 15, 2004
	(11)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 21, 2005
	(12)*	Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) to the 2004 Form 10-KSB
	(13)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) to the 2004 Form 10-KSB
	(14)*	Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) to the 2004 Form 10-KSB

Exhibit No.		Description

10	(15)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 21, 2005
	(16)*	Employment Agreement between River Valley Financial Bank and Anthony D. Brandon is incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on August 4, 2005
13		Shareholder Annual Report
14		Code of Ethics is incorporated by reference to Exhibit 14 of Registrant’s Form 10-KSB filed March 30, 2004
21		Subsidiaries of the Registrant
23		Consent of BKD, LLP
31	(1)	CEO Certification
	(2)	CFO Certification
32		Section 906 Certification

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.