Form 10-Q
period 2006-03-31
RIVER VALLEY BANCORP
filed 2006-05-12
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO_____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]        No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.      Large accelerated filer  [    ]        Accelerated filer  [    ]        Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [    ]        No  [X]

The number of shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2006 was 1,600,779.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(In Thousands, Except Share Amounts)
	(Unaudited)
Assets
Cash and due from banks	$6,395	$4,749
Interest-bearing demand deposits	184	12,933
Fed funds sold	431	48
Cash and cash equivalents	7,010	17,730
Investment securities available for sale	61,951	59,609
Loans	234,112	232,044
Allowance for loan losses	2,373	2,320
Net Loans	231,739	229,724
Premises and equipment	8,127	8,189
Federal Home Loan Bank stock	4,050	4,050
Interest receivable	1,899	2,060
Cash value of life insurance	5,570	5,523
Other assets	2,362	1,863
Total assets	$322,708	$328,748

Liabilities
Deposits
Noninterest-bearing	$19,646	$19,270
Interest-bearing	195,596	187,463
Total deposits	215,242	206,733
Borrowings	82,217	96,782
Interest payable	859	554
Other liabilities	1,234	1,661
Total liabilities	299,552	305,730

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,600,779 and 1,586,495 shares
Additional paid-in capital	9,110	8,973
Retained earnings	14,600	14,663
Shares acquired by stock benefit plans	0	(152)
Accumulated other comprehensive income	(554)	(466)
Total shareholders’ equity	23,156	23,018

Total liabilities and shareholders’ equity	$322,708	$328,748

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$3,706	$3,409
Investment securities	592	312
Interest-earning deposits and other	146	64
Total interest income	4,444	3,785

Interest Expense
Deposits	1,515	791
Borrowings	983	1,002
Total interest expense	2,498	1,793

Net Interest Income	1,946	1,992
Provision for loan losses	84	72
Net Interest Income After Provision for Loan Losses	1,862	1,920

Other Income
Service fees and charges	475	428
Net gains on loan sales	22	67
Other income	75	80
Total other income	572	575

Other Expenses
Salaries and employee benefits	985	929
Net occupancy and equipment expenses	293	278
Data processing fees	30	26
Advertising	55	61
Legal and professional fees	36	56
Other expenses	451	265
Total other expenses	1,850	1,615

Income Before Income Tax	584	880
Income tax expense	181	365

Net Income	$403	$515

Basic earnings per share	$.25	$.33
Diluted earnings per share	.25	.31
Dividends per share	.195	.19

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands)

Net income	$403	$515

Unrealized losses on securities available for sale
Unrealized holding losses arising during the period, net of tax benefit (expense) of $(2) and $130	(88)	(197)
Comprehensive income	$315	$318

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Operating Activities
Net income	403	515
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	84	72
Depreciation and amortization	159	142
Loans originated for sale in the secondary market	(1,082)	(2,942)
Proceeds from sale of loans in the secondary market	1,091	3,306
Gain on sale of loans	(22)	(67)
Amortization of deferred loan origination cost	39	23
Amortization of expense related to stock benefit plans	0	80
Net change in:
Interest receivable	161	(69)
Interest payable	305	74
Other adjustments	(1,182)	579
Net cash provided by (used in) operating activities	(44)	1,713

Investing Activities
Purchases of securities available for sale	(5,402)	(18,876)
Proceeds from maturities of securities available for sale	3,005	2,001
Net change in loans	(2,365)	69
Purchase of FHLB stock	0	(419)
Proceeds from sale of foreclosed real estate	372	0
Purchases of premises and equipment	(97)	(733)
Net cash used in investing activities	(4,487)	(17,958)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	11,749	825
Certificates of deposit	(3,240)	6,136
Short-term borrowings	(14,565)	(3,793)
Proceeds from borrowings	0	11,000
Repayment of borrowings	0	(2,000)
Cash dividends	(311)	(299)
Proceeds from exercise of stock options	104	4
Excess tax benefit on stock options exercised	32	0
Advances by borrowers for taxes and insurance	42	30
Net cash used in financing activities	(6,189)	11,903

Net Change in Cash and Cash Equivalents	(10,720)	(4,342)

Cash and Cash Equivalents, Beginning of Period	17,730	12,437

Cash and Cash Equivalents, End of Period	7,010	8,095

Additional Cash Flows and Supplementary Information
Interest paid	2,193	1,719
Income tax paid	274	--

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Note 2: Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank. The Bank currently owns four subsidiaries. Madison First Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. RVFB Investments, Inc., RVFB Holdings, Inc., and RVFB Portfolio, LLC were established in Nevada during the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Dollar Amounts in Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$403	1,590,550	$.25	$515	1,573,118	$.33

Effect of dilutive RRP awards and stock options		47,535			63,747
Diluted earnings per share
Income available to common shareholders and assumed conversions	$403	1,638,085	$.25	$515	1,636,865	$.31

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

Note 4: Change in Accounting Principle

The Corporation has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Corporation has elected the modified prospective application and, as a result, has recorded approximately $1,000 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Corporation accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31, 2005
(Dollar Amounts in Thousands, Except Share Amounts)

Net income, as reported	$515
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	5
Pro forma net income	$510
Earnings per share:
Basic - as reported	.33
Basic - pro forma	.32
Diluted - as reported	.31
Diluted - pro forma	.31

Prior to the adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in unearned compensation was reclassified to additional paid-in capital on the balance sheet.

Note 5: Future Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•
Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•
Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Corporation did not elect early adoption of  SFAS No. 156 as of January 1, 2006. The Corporation is currently evaluating the effect of adoption of this statement on the Corporation’s financial condition or results of operations.
Note 6: Reclassifications

Certain reclassifications have been made to the 2005 consolidated condensed financial statements to conform to the March 31, 2006 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The notes to the consolidated financial statements contain a summary of the Corporation’s significant accounting policies presented on pages 31 through 33 of the Annual Report to Shareholders for the year ended December 31, 2005. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2006 and December 31, 2005, mortgage servicing rights had carrying values of $753,000 and $839,000, respectively.

Financial Condition

At March 31, 2006, the Corporation’s consolidated assets totaled $322.7 million, a decrease of $6.0 million, or 1.8%, from December 31, 2005. The decrease resulted primarily from a decrease in cash and cash equivalents of $10.7 million, offset by approximately a $4.4 million increase in loans and securities.

Liquid assets (i.e., cash and interest-earning deposits) decreased by $10.7 million from December 31, 2005 levels, to a total of $7.0 million at March 31, 2006. Investment securities increased by $2.3 million, or 3.9%, to a total of $62.0 million at March 31, 2006.

Net loans receivable were $231.7 million at March 31, 2006, an increase of $2.0 million, or 0.9%, from $229.7 million at December 31, 2005.

The Corporation’s allowance for loan losses totaled $2.3 million at December 31, 2005 and $2.4 million at March 31, 2006, which represented 0.99% and 1.01% respectively of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $1,748,000 and $2,417,000 at December 31, 2005 and March 31, 2006, respectively. Although management believes that its allowance for loan losses at March 31, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $215.2 million at March 31, 2006, an increase of $8.5 million, or 4.1%, compared to total deposits at December 31, 2005. The increase for the three-month period resulted from a combination of competitive interest rates, economic conditions and some changes in our market competition.

Advances from the Federal Home Loan Bank totaled $75.0 million at March 31, 2006 and December 31, 2005. These advances are a readily available source of funding. Several million in advances are still available for future needs.

Shareholders’ equity totaled $23.2 million at March 31, 2006, an increase of $138,000 from the balance at December 31, 2005. The increase resulted primarily from the Corporation’s net income and the offset by dividends paid.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2006, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General

The Corporation’s net income for the three months ended March 31, 2006 totaled $403,000, a decrease of $112,000, or 21.7%, from the $515,000 reported for the quarter ended March 31, 2005. The decrease in income for the 2006 period was primarily attributable to a loss of $56,000 related to an asset that is accounted for on the equity method and increased amortization expense of $132,000 associated with mortgage servicing rights.

Net Interest Income

Total interest income for the three months ended March 31, 2006 amounted to $4.4 million, an increase of $659,000, or 17.4%, from the comparable quarter in 2005. This increase reflects an increase in average interest-earning assets outstanding and a very slight increase in the loan yield.

Interest expense on deposits increased by $724,000, or 91.5%, to a total of $1,515,000 for the quarter ended March 31, 2006, due primarily to a increase in the average cost of deposits and by an increase in the average balance of deposits outstanding year-to-year. Interest expense on borrowings totaled $983,000 for the three months ended March 31, 2006, a decrease of $19,000 from the comparable period in 2005. The decrease resulted primarily from a decrease in average borrowings outstanding year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $46,000 or 2.3%, for the three months ended March 31, 2006, as compared to the comparable period in 2005.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded an $84,000 provision for losses on loans for the three months ended March 31, 2006, compared to the $72,000 amount recorded in the 2005 period. While management believes that the allowance for losses on loans is adequate at March 31, 2006, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing loans in the future.

Other Income

Other income decreased by $3,000, for the three months ended March 31, 2006, as compared to the same period in 2005, due to a increase of $47,000 in service fees and other charges and an offsetting decrease of $45,000 on sale of loans. River Valley sold $1.1 million in loans during the quarter ended March 31, 2006 as compared to $3.3 million during the first quarter of 2005.

Other Expense

Other expense increased by $235,000, during the three months ended March 31, 2006, compared to the same period in 2005. The increase was due primarily to an increase in the salaries and benefits category of $55,000 and an increase in mortgage servicing expense of $132,000. In years prior to 2005, the Corporation recorded impairment on its mortgage servicing rights. As the market value of the mortgage servicing rights increased during 2005, the previously recorded impairment was recovered thus significantly lowering amortization expense during 2005. During the first quarter of 2005, the impairment recovery totaled $126,000.

Income Taxes

The provision for income taxes totaled $181,000 for the three months ended March 31, 2006, a decrease of $184,000, or 50.4%, as compared to the same period in 2005. The effective tax rates amounted to 31.0% and 41.4% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate declined in 2006 as compared to 2005 primarily due to the creation of the investment subsidiaries.

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

Presented below, as of December 31, 2005 and 2004, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points for 2005 and down 100 basis points for 2004.

December 31, 2005
	Net Portfolio Value			NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
	(Dollars in thousands)

+300 bp	42,677	1,471	+4%	12.92%	+76bp
+200 bp	42,552	1,346	+3%	12.76%	+60bp
+100 bp	41,998	792	+2%	12.49%	+33bp
0 bp	41,206			12.16%
-100 bp	39,614	(1,592)	-4%	11.62%	-54bp
-200 bp	36,914	(4,292)	-10%	10.79%	-137bp

December 31, 2004
	Net Portfolio Value			NPV as % of PV of Assets
Changes In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
	(Dollars in thousands)

+300 bp	37,924	1,412	+4%	13.10%	+80bp
+200 bp	38,152	1,639	+4%	13.05%	+75bp
+100 bp	37,743	1,231	+3%	12.80%	+50bp
0 bp	36,512			12.30%
-100 bp	34,410	(2,103)	-6%	11.54%	-76bp

Management believes at March 31, 2006 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A., Quantitative and Qualitative Disclosures About Market Risk, of the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4. Controls and Procedures

A. Evaluation of disclosure controls and procedures. The Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

B. Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting identified in connection with the Corporation’s evaluation of controls that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to Vote of Security Holders.

No matter was submitted to a vote of the Corporation’s shareholders during the first quarter of 2006.

Item 5.	Other Information.

None.

Item 6.	Exhibits

No.	Description
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 12, 2006	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Larry C. Fouse
Larry C. Fouse
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached