Form 10-Q
period 2006-06-30
RIVER VALLEY BANCORP
filed 2006-08-11
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-21765

RIVER VALLEY BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1984567
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

430 Clifty Drive Madison, Indiana	47250
(Address of principal executive offices)	(Zip Code)

(812) 273-4949
(Registrant’s telephone number, including area code)

[None]
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2006 was 1,608,731.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2006	December 31, 2005
Assets	(In Thousands, Except Share Amounts) (Unaudited)
Cash and due from banks	$6,959	$4,749
Interest-bearing demand deposits	1,437	12,933
Federal funds sold	108	48
Cash and cash equivalents	8,504	17,730
Investment securities available for sale	64,045	59,609
Loans held for sale	180	---
Loans	235,241	232,044
Allowance for loan losses	2,402	2,320
Net loans	232,839	229,724
Premises and equipment	8,028	8,189
Federal Home Loan Bank stock	4,050	4,050
Interest receivable	2,022	2,060
Cash surrender value life insurance	5,621	5,523
Other assets	2,537	1,863
Total assets	$327,826	$328,748

Liabilities
Deposits
Non-interest-bearing	$18,464	$19,270
Interest-bearing	201,013	187,463
Total deposits	219,477	206,733
Borrowings	83,217	96,782
Interest payable	638	554
Other liabilities	1,348	1,661
Total liabilities	304,680	305,730

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,608,731 and 1,586,495 shares	9,036	8,973
Retained earnings	14,947	14,663
Shares acquired by stock benefit plans	---	(152)
Accumulated other comprehensive loss	(837)	(466)
Total shareholders’ equity	23,146	23,018

Total liabilities and shareholders’ equity	$327,826	$328,748

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income	(In Thousands, Except Share Amounts)
Loans receivable	$7,697	$6,958	$3,991	$3,549
Investment securities	1,211	668	619	356
Interest-earning deposits and other	286	161	140	97
Total interest income	9,194	7,787	4,750	4,002

Interest Expense
Deposits	3,272	1,614	1,757	823
Borrowings	1,950	2,106	967	1,104
Total interest expense	5,222	3,720	2,724	1,927

Net Interest Income	3,972	4,067	2,026	2,075
Provision for loan losses	168	144	84	72
Net Interest Income After Provision for Loan Losses	3,804	3,923	1,942	2,003

Other Income
Service fees and charges	962	892	487	464
Net gains on loan sales	55	172	33	105
Other income	181	171	106	91
Total other income	1,198	1,235	626	660

Other Expenses
Salaries and employee benefits	1,987	1,838	1,002	909
Net occupancy and equipment expenses	583	546	290	268
Data processing fees	55	57	25	31
Advertising	130	117	75	56
Mortgage servicing rights	199	35	100	68
Legal and professional fees	99	153	63	97
Other Expenses	639	644	287	346
Total other expenses	3,692	3,390	1,842	1,775

Income Before Income Tax	1,310	1,768	726	888
Income tax expense	404	623	223	258

Net Income	$906	$1,145	$503	$630

Basic earnings per share	$.57	$.73	$.31	$.40
Diluted earnings per share	.55	.70	.31	.38
Dividends per share	.39	.385	.195	.195
See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Net income	$906	$1,145	$503	$630
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains arising during the period, net of tax expense (benefit) of $(155), $(97), $(157) and $33	(371)	(147)	(283)	50

Comprehensive income	$535	$998	$220	$680

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating Activities	In Thousands
Net income	$906	$1,145
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	168	144
Depreciation and amortization	319	284
Loans originated for sale in the secondary market	(2,360)	(7,725)
Proceeds from sale of loans in the secondary market	2,197	7,958
Gain on sale of loans	(55)	(172)
Amortization of deferred loan origination cost	72	58
Amortization of expense related to stock benefit plans	10	170
Net change in:
Interest receivable	38	(191)
Interest payable	84	63
Other adjustments	(1,084)	212
Net cash provided by operating activities	295	1,946

Investing Activities
Purchases of securities available for sale	(8,908)	(26,818)
Proceeds from maturities of securities available for sale	4,009	8,008
Purchase of Federal Home Loan Bank stock	0	(645)
Net change in loans	(3,748)	(1,934)
Proceeds from sale of foreclosed real estate	506	15
Purchases of premises and equipment	(158)	(1,204)
Net cash used in investing activities	(8,299)	(22,578)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	11,970	2,257
Certificates of deposit	774	(3,214)
Short term borrowings	(14,565)	2,955
Proceeds from borrowings	9,000	25,000
Repayment of borrowings	(8,000)	(11,000)
Cash dividends	(620)	(597)
Excess tax benefit on stock options exercised	43	0
Stock options exercised	162	17
Advances by borrowers for taxes and insurance	14	11
Net cash provided by (used in) financing activities	(1,222)	15,429

Net Change in Cash and Cash Equivalents	(9,226)	(5,203)

Cash and Cash Equivalents, Beginning of Period	17,730	12,437

Cash and Cash Equivalents, End of Period	$8,504	$7,234

Additional Cash Flows and Supplementary Information
Interest paid	$5,138	$3,657
Income tax paid	574	502

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

Note 1: Basis of Presentation

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Note 2: Principles of Consolidation

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank. The Bank currently owns four subsidiaries. Madison First Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. RVFB Investments, Inc., RVFB Holdings, Inc., and RVFB Portfolio, LLC were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Dollar Amounts In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$906	1,598,487	$.57	$1,145	1,576,385	$.73

Effect of dilutive RRP awards and stock options		44,201			62,038

Diluted earnings per share
Income available to common shareholders and assumed conversions	$906	1,642,688	$.55	$1,145	1,638,423	$.70

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Dollar Amounts In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$503	1,606,336	$.31	$630	1,579,634	$.40

Effect of dilutive RRP awards and stock options		40,867			60,330

Diluted earnings per share
Income available to common shareholders and assumed conversions	$503	1,647,203	$.31	$630	1,639,964	$.38

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

Note 4: Change in Accounting Principle

The Corporation has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $1,700 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2006.

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

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income, as reported	$1,145	$630
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	34	29
Pro forma net income	$1,111	$601
Earnings per share:
Basic - as reported	$.73	$.40
Basic - pro forma	.72	.39
Diluted - as reported	.70	.39
Diluted - pro forma	.69	.38

Prior to the adoption of SFAS 123 (R), unearned compensation related to restricted stock awards was classified as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in unearned compensation was reclassified to common stock on the balance sheet.

Note 5: Recent Accounting Pronouncements

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

The Corporation did not early adopt SFAS No. 156 on January 1, 2006. The Corporation is currently evaluating the effect of adoption of this statement on the Corporation’s financial condition or results of operations.

Note 5: Reclassifications

Certain reclassifications have been made to the 2005 consolidated condensed financial statements to conform to the June 30, 2006 presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

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

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2006 and December 31, 2005, mortgage servicing rights had carrying values of $677,000 and $839,000, respectively.

Financial Condition

At June 30, 2006, the Corporation’s consolidated assets totaled $327.8 million, a decrease of $.9 million, or .28%, from December 31, 2005. The decrease in assets resulted from a decrease in cash and cash equivalents of $9.2 million and a near offsetting increase of approximately $7.8 million in securities and loans. Net loans receivable, including loans held for sale, were $233.0 million at June 30, 2006, an increase of $3.3 million, or 1.4%, from $229.7 million at December 31, 2005.

The Corporation’s allowance for loan losses totaled $2.3 million at December 31, 2005 and $2.4 million at June 30, 2006, which represented approximately 1.00% and 1.02 % of loans, respectively. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1,747,000 and $1,764,000 million at December 31, 2005 and June 30, 2006, respectively. Although management believes that its allowance for loan losses at June 30, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $219.5 million at June 30, 2006, an increase of $12.8 million, or 6.2%, compared to total deposits at December 31, 2005. The increase for the six-month period resulted from the transfer of local public funds from repurchase agreements to deposit accounts.

Total borrowings declined from $96.8 million at December 31, 2005 to $83.2 million at June 30, 2006 primarily due to the change in repurchase agreements outstanding period to period. Advances from the Federal Home Loan Bank totaled

$75.0 million at December 31, 2005 and $76.0 million at June 30, 2006. Advances from the Federal Home Loan Bank are a readily available source of funding and additional advances are available for future liquidity needs.

Shareholders’ equity totaled $23.1 at June 30, 2006, an increase of $.1 million from $23.0 million at December 31, 2005.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2006, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General

The Corporation’s net income for the six months ended June 30, 2006, totaled $906,000, a decrease of $239,000 or 20.9% from the $1,145,000 reported for the period ended June 30, 2005.

Net Interest Income

Total interest income for the six months ended June 30, 2006 amounted to $9.2 million, an increase of $1.4 million, or 18.1%, above the comparable period in 2005, reflecting the effects of a small decrease in our loan portfolio and an increase in the loan yield from 6.5% for the 2005 period to 6.8% for the 2006 period.

Interest expense on deposits increased by $1.7 million, or 102.7%, to a total of $3.3 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, due primarily to a .71% increase in the average cost of funds and a $48.4 million increase in the average deposits period to period. Interest expense on borrowings totaled $1,950,000 for the six months ended June 30, 2006, a decrease of $156,000, from the comparable period in 2005. The decrease resulted primarily from a decrease in average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $95,000 or 2.4%, for the six months ended June 30, 2006, as compared to the same period in 2005.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $168,000 provision for losses on loans for the six months ended June 30, 2006, compared to the $144,000 amount recorded in the 2005 period. The 2006 provision amount was predicated on the constant level in the balance of the loan portfolio, the addition of an overdraft protection account, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2006, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $37,000, or 3.0%, for the six months ended June 30, 2006, as compared to the same period in 2005, due primarily to the $117,000 decrease in gain on sale of loans. This decrease was partially offset by an increase in service fees and charges of $70,000 and an increase in other of $10,000.

Other Expense

Other expense increased by $302,000, or 8.9%, during the six months ended June 30, 2006, as compared to the same period in 2005. The increase was due primarily to an increase in mortgage servicing rights and salary/ benefit expense. In years prior to 2005, the Company recorded impairment on its mortgage servicing rights. As the market value of the mortgage servicing rights increased during 2005, the previously recorded impairment was recovered thus significantly lowering amortization expense during 2005. During the first half of 2005, the impairment recovery totaled $155,000. Salaries and employee benefits also increased in 2006 as compared to 2005 as a result of an increase in employees to service an increased asset base and expanded branch network.

Income Taxes

The provision for income taxes totaled $404,000 for the six months ended June 30, 2006, a decrease of $219,000, or 35.2%, as compared to the same period in 2005. The effective tax rates were 30.8% and 35.2% for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate declined in 2006 as compared to 2005 primarily due to the creation of the investment subsidiaries.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General

The Corporation’s net income for the three months ended June 30, 2006, totaled $503,000, a decrease of $127,000, or 20.2%, from the $630,000 of net income reported in the comparable 2005 period. The decrease in earnings in the 2006 period was primarily attributable to a decrease in net interest income of $49,000, a decrease in gain on loan sales of $72,000 and an increase in salaries and employee benefits of $93,000.

Net Interest Income

Total interest income for the three months ended June 30, 2006 amounted to $4.8 million, an increase of $748,000, or 18.7%, from the comparable quarter in 2005, reflecting the effects of an increase in the average balance of securities year to year and an increase in the yield on the loan portfolio. Interest income on loans totaled $4.0 million for the three months ended June 30, 2006, an increase of approximately $442,000, or 12.4%, from the comparable 2005 quarter.

Interest expense on deposits increased by $934,000, or 113.5%, to a total of $1.8 million for the quarter ended June 30, 2006, due primarily to an increase in the average cost of deposits and a significant increase in the average deposits period to period. Interest expense on borrowings totaled $967,000 for the three months ended June 30, 2006, a decrease of $137,000 over the comparable quarter in 2005. The decrease resulted primarily from a decrease in average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $49,000, or 2.4%, for the three months ended June 30, 2006, as compared to the same quarter in 2005.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $84,000 provision for losses on loans for the three months ended June 30, 2006, compared to the $72,000 recorded in the 2005 period. While management believes that the allowance for losses on loans is adequate at June 30, 2006, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $34,000 for the three months ended June 30, 2006, as compared to the same period in 2005, due primarily to a $72,000 decrease in gain on loan sales offset by a $23,000 increase in service fees and charges for the three months ended June 30, 2006, as compared to the same period in 2005.

Other Expense

Other expense increased by $67,000, or 3.8%, for the three months ended June 30, 2006, compared to the same period in 2005. This increase resulted primarily from the increase in salaries/benefits and occupancy/equipment expenses, which is the result of several new employees for the new branches. The Company had 78 full-time-equivalent employees as of June 30, 2006 as compared to 68 at June 30, 2005.

Income Taxes

The provision for income taxes totaled $223,000 for the three months ended June 30, 2006, a decrease of $35,000, or 13.6%, as compared to the same period in 2005. The effective tax rates were 30.7% and 29.0% for the three months ended June 30, 2006 and 2005, respectively.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

An important part of River Valley Financial Bank’s asset/liability management policy includes examining the interest rate sensitivity of the assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

Presented below, as of March 31, 2006 and 2005, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. Down -200 basis points was added back as of the March 31, 2005 calculations.

March 31, 2006

Net Portfolio Value				NPV as % of PV of Assets
Changes
In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	42,566	-277	-1%	13.12%	+28bp
+200 bp	42,792	-51	0%	13.07%	+22bp
+100 bp	42,953	110	0%	13.00%	+15bp
0 bp	42,843			12.85%
-100 bp	41,640	-1,203	-3%	12.41%	-44bp
-200 bp	39,474	-3,369	-8%	11.72%	-113bp

March 31, 2005

Net Portfolio Value				NPV as % of PV of Assets
Changes
In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	39,448	763	+2%	13.10%	+80bp
+200 bp	39,747	1,063	+3%	13.06%	+56bp
+100 bp	39,566	881	+2%	12.88%	+38bp
0 bp	38,684			12.50%
-100 bp	36,909	-1,775	-5%	11.86%	-64bp
-200 bp	34,220	-4,464	-12%	10.96%	-154bp

Management believes at June 30, 2006 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7, Management’s Discussion and Analysis or Plan of Operation and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4. Controls and Procedures

A. Evaluation of disclosure controls and procedures. The Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure .

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

On April 19, 2006, the Annual Meeting of the Corporation’s shareholders was held. Two directors were elected to the following terms and by the following votes:

	For	Votes Withheld
Robert W. Anger (three-year term)	1,363,358	6,561
Matthew P. Forrester (three-year term)	1,365,199	4,720

Directors continuing in office are Michael J. Hensley, Fred W. Koehler, Charles J. McKay and L. Sue Livers.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

RIVER VALLEY BANCORP

Date: August 11, 2006	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Larry C. Fouse
Larry C. Fouse
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached