Form 10-Q
period 2006-09-30
RIVER VALLEY BANCORP
filed 2006-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-21765

RIVER VALLEY BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-1984567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Clifty Drive Madison, Indiana	47250
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2006 was 1,617,731.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheet

	September 30, 2006 (Unaudited)	December 31, 2005
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$7,070	$4,749
Interest-bearing demand deposits	848	12,933
Fed funds sold	216	48
Cash and cash equivalents	8,134	17,730
Investment securities available for sale	64,744	59,609
Loans held for sale	45	--
Loans	240,417	232,044
Allowance for loan losses	2,296	2,320
Net loans	238,121	229,724
Premises and equipment	7,942	8,189
Federal Home Loan Bank stock	4,150	4,050
Interest receivable	2,204	2,060
Cash surrender value life insurance	5,671	5,523
Other assets	2,509	1,863
Total assets	$333,520	$328,748

Liabilities
Deposits
Non-interest-bearing	$19,371	$19,270
Interest-bearing	197,437	187,463
Total deposits	216,808	206,733
Borrowings	90,217	96,782
Interest payable	666	554
Other liabilities	2,072	1,661
Total liabilities	309,763	305,730

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,617,731and 1,586,495 shares
Additional paid-in capital	9,137	8,973
Retained earnings	15,104	14,663
Shares acquired by stock benefit plans	--	(152)
Accumulated other comprehensive income	(484)	(466)
Total shareholders’ equity	23,757	23,018

Total liabilities and shareholders’ equity	$333,520	$328,748

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except Share Amounts)
InInterest Income
Loans receivable	$11,659	$10,575	$3,962	$3,617
Investment securities	1,880	1,082	669	414
Interest-earning deposits and other	362	246	76	85
Total interest income	13,901	11,903	4,707	4,116

Interest Expense
Deposits	5,083	2,490	1,811	876
Borrowings	2,973	3,316	1,023	1,210
Total interest expense	8,056	5,806	2,834	2,086

Net Interest Income	5,845	6,097	1,873	2,030
Provision for loan losses	216	216	48	72
Net Interest Income After Provision for Loan Losses	5,629	5,881	1,825	1,958

Other Income
Net realized losses on sales of available-for-sale securities	(47)	0	(47)	0
Service fees and charges	1,500	1,399	538	507
Net gains on loan sales	109	248	54	76
Other income	263	240	82	69
Total other income	1,825	1,887	627	652

Other Expenses
Salaries and employee benefits	2,982	2,721	995	883
Net occupancy and equipment expenses	869	858	286	312
Data processing fees	77	94	22	37
Advertising	201	189	71	72
Legal and professional fees	145	198	46	45
Amortization of mortgage servicing rights	291	100	92	18
Other expenses	916	977	277	380
Total other expenses	5,481	5,137	1,789	1,747

Income Before Income Tax	1,973	2,631	663	863
Income tax expense	594	910	190	287

Net Income	$1,379	$1,721	$473	$576

Basic earnings per share	$.86	$1.09	$.29	$.36
Diluted earnings per share	.84	1.05	.29	.35
Dividends per share	.585	.58	.195	.195

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)

Net income	$1,379	$1,721	$473	$576
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $26, $(141), $183 and $(44).	(46)	(215)	325	(68)
Less: Reclassification adjustment for gains losses included in net income, net of tax benefit of $18, $0, $18 and $0.	(28)		(28)
	(18)	(215)	353	(68)
Comprehensive income	$1,361	$1,506	$826	$508

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$1,379	$1,721
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	216	216
Depreciation and amortization	481	426
Loss on sale of premises and equipment	0	14
Investment securities gains	47	0
Loans originated for sale in the secondary market	(3,643)	(11,615)
Proceeds from sale of loans in the secondary market	3,628	11,794
Gain on sale of loans	(109)	(248)
Amortization of deferred loan origination cost	110	91
Amortization of expense related to stock benefit plans	37	249
Net change in:
Interest receivable	(144)	(309)
Interest payable	112	77
Other adjustments	(414)	419
Net cash provided by operating activities	1,700	2,835

Investing Activities
Purchases of securities available for sale	(17,018)	(36,771)
Proceeds from maturities of securities available for sale	5,948	11,015
Proceeds from sale of securities available for sale	6,012	0
Purchase of Federal Home Loan Bank stock	(100)	(695)
Net change in loans	(9,265)	(1,328)
Purchases of premises and equipment	(234)	(1,931)
Proceeds from sale of foreclosed real estate	506	80
Other investing activities	(44)	0
Net cash used in investing activities	(14,195)	(29,630)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	8,842	13,744
Certificates of deposit	1,233	4,995
Short term borrowings	(14,565)	(8,610)
Proceeds from borrowings	29,000	32,000
Repayment of borrowings	(21,000)	(18,000)
Cash dividends	(934)	(903)
Excess tax benefit on stock options exercised	49	0
Stock options exercised	229	17
Purchase of stock	0	(147)
Advances by borrowers for taxes and insurance	45	47
Net cash provided by financing activities	2,899	23,143

Net Change in Cash and Cash Equivalents	(9,596)	(3,652)
Cash and Cash Equivalents, Beginning of Period	17,730	12,437
Cash and Cash Equivalents, End of Period	$8,134	$8,785
Additional Cash Flows and Supplementary Information
Interest paid	$7,944	$5,729
Income tax paid	754	880

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,379	1,603,263	$.86	$1,721	1,578,958	$1.09

Effect of dilutive RRP awards and stock options		41,339			61,387
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,379	1,644,602	$.84	$1,721	1,640,345	$1.05

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$473	1,612,660	$	. 29	$576	1,584,073	$	. 36

Effect of dilutive RRP awards and stock options		35,613				60,084
Diluted earnings per share
Income available to common shareholders and assumed conversions	$473	1,648,273		$.29	$576	1,644,157		$.35

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

NOTE 4: CHANGE IN ACCOUNTING PRINCIPLE

The Corporation has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $2,400 in compensation expense related to vested stock options less estimated forfeitures for the nine month period ended September 30, 2006.

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

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005

Net income, as reported	$1,721	$576
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	10	2
Pro forma net income	$1,711	$574
Earnings per share:
Basic - as reported	$1.09	$.36
Basic - pro forma	1.08	.36
Diluted - as reported	1.05	.35
Diluted - pro forma	1.04	.35

Prior to the adoption of SFAS 123 (R), unearned compensation related to restricted stock awards was classified as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the balance in unearned compensation was reclassified to common stock on the balance sheet.

NOTE 5: ACCOUNTING CHANGES

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

NOTE 6: RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 consolidated condensed financial statements to conform to the September 30, 2006 presentation.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2006 and December 31, 2005, mortgage servicing rights had carrying values of $627,000 and $839,000, respectively.

FINANCIAL CONDITION

At September 30, 2006, the Corporation’s consolidated assets totaled $333.5 million, an increase of $4.8 million, or 1.5% from December 31, 2005. The increase in assets resulted primarily from slight increases in the investment portfolio of $5.1 million and the loan portfolio of $8.4 million, offset by a decrease of liquid assets (i.e., cash and cash equivalents) of $9.6 million from December 2005.

The Corporation’s consolidated allowance for loan losses totaled $2.3 million on December 31, 2005 and September 30, 2006, which represented 1.00% and .95% of total loans respectively. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1,747,000 and $1,531,000 at December 31, 2005 and September 30, 2006 respectively. Although management believes that its allowance for loan losses at September 30, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $216.8 million at September 30, 2006, an increase of $10.1 million, or 4.9%, compared to total deposits at December 31, 2005. The growth for the nine-month period resulted from the fact that our home market has changed. The sale of our largest competitor allowed us to increase our deposits at a time when deposits were very difficult to attract.

Borrowings totaled $96.8 million at December 31, 2005, and $90.0 million on September 30, 2006. Of these totals, $75.0 million and $83.0 million respectively were FHLB Advances with average rates of 4.34% and 4.63%. Our interest spread is further suffering as a result.

Shareholders’ equity totaled $23.8 million at September 30, 2006, an increase of $739,000, or 3.2% from $23.0 million at December 31, 2005. The increase resulted primarily from the Corporation’s net income and the offset by dividends paid.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2006, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

GENERAL

The Corporation’s net income for the nine months ended September 30, 2006, totaled $1,379,000, a decrease of $342,000 or 19.9% from the $1,721,000 reported for the period ended September 30, 2005. The decrease in income in the 2006 period was primarily attributable to increases in other expenses.

NET INTEREST INCOME

Total interest income for the nine months ended September 30, 2006 amounted to $13.9 million, an increase of $2.0 million, or 16.8%, from the comparable period in 2005, reflecting the effects of an increase in average interest-earning assets outstanding and an increase in the average loan rate of approximately 0.58%.

Interest expense on deposits increased by $2.6 million, or 104.1%, to a total of $5.1 million for the nine months ended September 30, 2006, due primarily to an increase in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $3.0 million for the nine months ended September 30, 2006, a decrease of $.3 million, from the comparable period in 2005. This decrease resulted from a decrease in the average borrowings year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $252,000, or 4.1%, for the nine months ended September 30, 2006, as compared to the same period in 2005.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $216,000 provision for losses on loans for the nine months ended September 30, 2006, and the same amount of $216,000 for the same period in 2005. The 2006 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at September 30, 2006, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income decreased by $62,000, during the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease was due primarily to a $139,000 decrease in gains on sale of loans, offset in part by an increase in service fees and charges. The current mortgage rates are deterring loan refinancing in comparison to previous periods.

OTHER EXPENSE

Other expense increased by $344,000, or 6.7%, during the nine months ended September 30, 2006, as compared to the same period in 2005. The increase was due primarily to an increase in mortgage servicing rights and salary/benefits expense. In the years prior to 2005, the Company recorded impairment on its mortgage servicing rights. As the market value of the mortgage servicing rights increased during 2005, the previously recorded impairment was recovered thus significantly lowering amortization expense during 2005. During the first three quarters of 2005, the impairment recovery totaled $189,664. The remainder of the increase was the result of the increase in employees to service an increased asset base and expanded branch network.

INCOME TAXES

The provision for income taxes totaled $594,000 for the nine months ended September 30, 2006, a decrease of $316,000, or 34.7%, as compared to the same period in 2005. This decrease resulted primarily from a decrease in net income before income taxes of $658,000.00 or 25.0% and the increase in non-taxable income.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

GENERAL

The Corporation’s net income for the three months ended September 30, 2006, totaled $473,000, a decrease of $103,000, or 17.9% from the $576,000 of net income reported in the comparable 2005 period. The decrease in earnings in the 2006 period was primarily attributable to an increase in deposit interest expense.

NET INTEREST INCOME

Total interest income for the three months ended September 30, 2006 amounted to $4.7 million, a increase of $591,000, or 14.4%, from the comparable quarter in 2005, reflecting the effects of an increase in average interest-earning assets outstanding. Interest income on loans totaled $4.0 million for the three months ended September 30, 2006, an increase of $345,000, or 9.5%, from the comparable quarter in 2005, reflecting the effects of an increase in average balance of loans year-to-year.

Interest expense on deposits increased by $935,000, or 106.7%, to a total of $1,811,000 for the quarter ended September 30, 2006, due to an increase in the average rate and average outstanding balance of deposits. Interest expense on borrowings totaled $1,023,000 for the three months ended September 30, 2006, a decrease of $187,000 over the comparable quarter in 2005. This decrease resulted from a decrease in the average borrowings outstanding from year-to-year.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $157,000, or 7.7%, for the three months ended September 30, 2006, as compared to the same quarter in 2005.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $48,000 provision for losses on loan for the three months ended September 30, 2006 and $72,000 was recorded in the 2005 period. While management believes that the allowance for losses on loans is adequate at September 30, 2006, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income decreased by $25,000, for the three months ended September 30, 2006, as compared to the same period in 2005, due primarily to an loss on sale of securities.

OTHER EXPENSE

Other expenses increased by $42,000, or 2.4%, during the three months ended September 30, 2006, compared to the same period in 2005. The increase was due primarily to the increase in salaries/benefits due to growth.

INCOME TAXES

The provision for income taxes totaled $190,000 for the three months ended September 30, 2006, a decrease of $97,000, or 33.8%, as compared to the same period in 2005. This decrease resulted primarily from a decrease in net income before income taxes of $200,000, or 23.2% and an increase in non-taxable income.

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

Presented below, as of June 30, 2006 and 2005, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. Down -200 basis points was added back as of the March 31, 2005 calculations.

June 30, 2006
Net Portfolio Value					NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$39,587	-1,849	-4%	12.14%	-18	bp
+200	bp	40,214	-1,222	-3%	12.21%	-11	bp
+100	bp	40,893	-544	-1%	12.28%	-3	bp
0	bp	41,436			12.32%
-100	bp	40,736	-700	-2%	12.02%	-29	bp
-200	bp	39,074	-2,362	-6%	11.48%	-84	bp

June 30, 2005
Net Portfolio Value					NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$39,043	1,999	+5%	12.79%	+97	bp
+200	bp	39,018	1,975	+5%	12.65%	+83	bp
+100	bp	38,406	1,362	+4%	12.34%	+52	bp
0	bp	37,044			11.82%
-100	bp	34,793	-2,251	-6%	11.04%	-78	bp
-200	bp	32,081	-4,963	-13%	10.14%	-168	bp

Management believes at September 30, 2006 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

A. Evaluation of disclosure controls and procedures. The Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

RIVER VALLEY BANCORP

Date: November 14, 2006	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Larry C. Fouse
Larry C. Fouse
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached