Form 10-K
period 2006-12-31
RIVER VALLEY BANCORP
filed 2007-03-16
CIK 1015593

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from _______ to ______

000-21765
Commission File Number

RIVER VALLEY BANCORP
(Exact name of registrant as specified in its charter)

INDIANA	35-1984567
(State or other jurisdiction of incorporation or organization )	(IRS Employer Identification No.)

430 Clifty Drive, P.O. Box 1590, Madison, Indiana	47250-0590
(Address of principal executive offices)	(Zip Code)

(812) 273-4949
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒
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
As of June 30, 2006, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $22,342,784 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 23, 2007, there were issued and outstanding 1,614,663 shares of the issuer’s Common Stock.
Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on April 18, 2007 are incorporated in Part III.

RIVER VALLEY BANCORP

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimates or expectations of River Valley Bancorp, its directors, or its officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences, including those set forth under “Risk Factors.” These factors include, but are not limited to, changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

PART I
ITEM 1. BUSINESS.

BUSINESS
GENERAL

River Valley Bancorp (the “Holding Company” and together with the “Bank,” the “Company”), an Indiana corporation, was formed in 1996 for the primary purpose of purchasing all of the issued and outstanding common stock of River Valley Financial Bank (formerly Madison First Federal Savings and Loan Association; hereinafter “River Valley Financial” or the “Bank”) in its conversion from mutual to stock form. The conversion offering was completed on December 20, 1996. On December 23, 1996, the Company utilized approximately $3.0 million of the net conversion proceeds to purchase 95.6% of the outstanding common shares of Citizens National Bank of Madison (“Citizens”), and River Valley Financial and Citizens merged on November 20, 1997.

The activities of the Holding Company have been limited primarily to holding the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its seven full-service office locations in Jefferson and Clark Counties, Indiana, and Carroll County, Kentucky, and offers a variety of deposit and lending services to consumer and commercial customers. The Company is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the “OTS”). River Valley Financial is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits in River Valley Financial are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 42.2% of the Bank’s total loan portfolio at December 31, 2006. The Bank did not identify any loans as held for sale at December 31, 2006. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans. The Bank’s primary market areas are Jefferson and Clark Counties in Southeastern Indiana and adjacent Carroll County in Kentucky. The Company’s internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

Loan Portfolio Data. The following table sets forth the composition of the Bank’s loan portfolio, including loans held for sale, as of December 31, 2006, 2005, 2004, 2003 and 2002 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$104,404	42.2%	$96,766	41.0%	$103,606	43.0%	$89,787	45.6%	$72,555	43.2%
Multi-family	9,613	3.9	8,412	3.6	8,100	3.4	5,009	2.6	4,396	2.6
Construction	17,993	7.3	13,549	5.7	20,046	8.3	8,689	4.4	4,866	2.9
Nonresidential real estate	64,130	25.9	65,310	27.7	59,702	24.8	50,995	25.9	42,672	25.4
Land loans	15,790	6.4	16,744	7.1	7,933	3.3	5,393	2.7	3,364	2.0
Consumer loans:
Automobile loans	2,853	1.1	3,444	1.5	4,675	1.9	6,347	3.2	9,494	5.6
Loans secured by deposits	605.2		510.2		553.2		427.2		401.2
Other	2,802	1.2	2,986	1.3	3,659	1.5	3,513	1.8	4,171	2.5
Commercial loans	29,000	11.8	28,148	11.9	32,582	13.6	26,764	13.6	26,203	15.6
Gross loans receivable	247,190	100.0	235,869	100.00	240,856	100.00	196,924	100.00	168,122	100.00

Add/(Deduct):
Deferred loan origination costs	487.2		488.2		496.2		461.2		379.2
Undisbursed portions of loans in process	(3,614)	(1.5)	(5,152)	(2.2)	(8,812)	(3.7)	(3,868)	(2.0)	(2,147)	(1.3)
Allowance for loan losses	(2,176)	(.9)	(2,320)	(1.0)	(2,364)	(1.0)	(2,056)	(1.1)	(2,101)	(1.3)
Net loans receivable	$241,887	97.8%	$228,885	97.0%	$230,176	95.6%	$191,461	97.2%	$164,253	97.7%

The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Due During Years Ended December 31
	Balance Outstanding at December 31, 2006	2007	2008	2009 to 2010	2011 to 2015	2016 to 2020	2021 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$104,404	$607	$142	$580	$4,184	$12,421	$86,470
Multi-family	9,613	—	—	221	93	731	8,568
Construction	17,993	16,693	1,300	-—	-—	-—	-—
Nonresidential Real estate loans	64,130	644	75	208	5,372	6,662	51,169
Land loans	15,790	4,633	3,470	208	2,217	833	4,429
Consumer loans:
Loans secured by deposits	605	456	53	66	30	-—	-—
Other loans	5,655	1,039	788	2,253	1,527	48	-—
Commercial loans	29,000	12,769	4,469	3,027	4,369	4,366	-—
Total	$247,190	$36,841	$10,297	$6,563	$17,792	$25,061	$150,636

The following table sets forth, as of December 31, 2006, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2007
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
One-to-four-family	$14,177	$89,620	$103,797
Multi-family	470	9,143	9,613
Construction	1,300	—	1,300

Non-residential real estate loans	6,437	57,049	63,486
Land loans	175	10,982	11,157
Consumer loans:
Loans secured by deposits	149	—	149
Other loans	4,532	84	4,616
Commercial loans	12,682	3,549	16,231
Total	$39,922	$170,427	$210,349

Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $104.4 million, or 42.2% of the Bank’s portfolio of loans, at December 31, 2006, consisted of one- to four-family residential loans, of which approximately 80.3% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank’s ARMs were indexed to the 11th District Cost of Funds. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3% for owner-occupied properties and 3.5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2006 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2006, approximately 19.7% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2006, the Bank had approximately $83.7 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2006 the Bank originated and retained $6.9 million of fixed rate one- to four-family residential mortgage loans that typically would be sold to the secondary market, but were held by the bank for investment purposes.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2006, the Bank had outstanding approximately $10.1 million of home equity loans, with unused lines of credit totaling approximately $14.4 million. Four home equity loans were included in non-performing assets on that date in the amount of $69,000. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

The Bank also offers standard second mortgage loans, which are adjustable rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3.5%. The Bank’s second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 2% and 6%, respectively. The Bank’s second mortgage loans have terms of up to 30 years.

At December 31, 2006, $640,000 of one- to four-family residential mortgage loans, or .3% of total loans, were included in the Bank’s non-performing assets.

Construction Loans. The Bank offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

Generally, construction loans are written as 12-month loans, either fixed or adjustable, with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires an 80% Loan-to-Value Ratio for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one- to four-family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not charge commitment fees for its construction loans.

At December 31, 2006, $17.9 million, or 7.3% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2006 totaled $2.7 million. There were no non-performing construction loans at December 31, 2006.

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

Nonresidential Real Estate Loans. At December 31, 2006, $64.1 million, or 25.9% of the Bank’s portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The

Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2006, the Bank’s largest nonresidential real estate loan was $3.9 million. Nonresidential real estate loans in the amount of $210,000 or .09% were included in non-performing assets at December 31, 2006.

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

Multi-family Loans. At December 31, 2006, approximately $9.6 million, or 3.9% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2006 was $1.3 million and was secured by a 46-unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets as of December 31, 2006.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2006, approximately $15.8 million, or 6.4% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2006, the Bank’s largest land loan totaled $2.7 million. No land loans were included in non-performing assets as of December 31, 2006.

Land loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

Commercial Loans. At December 31, 2006, $29.0 million, or 11.8% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2006, approximately $26.0 million, or 90.0%, of the Bank’s commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2006, the largest commercial loan was $3.5 million. As of the same date, commercial loans totaling $183,000 were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $6.3 million at December 31, 2006, or 2.5% of the Bank’s total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At December 31, 2006, 80.9% of the Bank’s consumer loans were secured by collateral.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2006, consumer loans amounting to $12,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans. The Bank historically originated its ARMs pursuant to its own underwriting standards. In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2006, the Bank serviced $83.7 million in loans sold to the FHLMC.

The Bank confines its loan origination activities primarily to Jefferson and Clark County in Indiana and Trimble and Carroll County in Kentucky, with some activity in the areas adjacent to these counties. At December 31, 2006, the Bank held loans totaling approximately $42.1 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s seven full-service offices.

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

The Bank generally requires appraisals on all real property securing its loans and requires an attorney’s opinion or title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing the loan if the property is in a flood plain. The Bank also generally requires private mortgage insurance only on fixed rate residential mortgage loans with Loan-to-Value Ratios of greater than 80%. The Bank does not require escrow accounts for insurance premiums or taxes.

The Bank’s underwriting standards for consumer and commercial loans are intended to protect against some of the risks inherent in making such loans. Borrower character, paying habits and financial strengths are important considerations.

The Bank occasionally purchases and sells participations in commercial loans, non-residential real estate and multi-family loans to or from other financial institutions. At December 31, 2006, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $9.2 million that it had purchased or sold.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Loans Disbursed:
Residential real estate loans (1)	$42,320	$45,163	$57,876
Multi-family loans	1,770	923	3,778
Construction loans	19,107	18,958	28,526
Non-residential real estate loans	10,042	12,549	20,795
Land loans	5,761	9,728	5,062
Consumer and other loans	4,260	4,244	5,174
Commercial loans	21,034	26,400	27,358
Total loans disbursed	104,294	117,965	148,569
Reductions:
Sales	5,501	13,902	18,288
Principal loan repayments and other (2)	85,791	105,354	91,566
Total reductions	91,292	119,256	109,854
Net Increase (decrease)	$13,002	$(1,291)	$38,715
________________________
(1)	Includes loans originated for sale in the secondary market.
(2)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

Non-performing Assets. At December 31, 2006, $1.1 million, or .33% of consolidated total assets, were non-performing loans compared to $1.7 million, or .53% of consolidated total assets, at December 31, 2005. The Bank had no REO at December 31, 2006.

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

	At December 31
	2006	2005	2004
	(In thousands)
Non-performing assets:
Non-performing loans	$1,114	$1,747	$2,201
Troubled debt restructurings	2,120	1,352	1,684
Total non-performing loans and troubled debt restructurings	3,234	3,099	3,885
Total non-performing assets	$3,234	$3,099	$3,885
Total non-performing loans and troubled debt restructurings to total loans	1.34%	1.27%	1.69%
Total non-performing assets to total assets	.94%	.94%	1.34%

At December 31, 2006, the Bank held loans delinquent from 30 to 89 days totaling $748,000. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2006, 2005, and 2004 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2006				At December 31, 2005				At December 31, 2004
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Residential real estate loans	11	$310	13	$709	9	$1,306	11	$941	60	$1,267	16	$893
Construction loans	2	306	—	—	1	20	2	215	1	104	1	158
Land loans	—	—	—	—	—	—	1	28	1	15	—	—
Non-residential real estate loans	1	64	1	210	1	207	1	110	3	134	3	255
Consumer loans	7	15	4	12	10	81	2	9	34	115	16	74
Commercial loans	7	53	2	183	1	13	4	444	13	751	10	821
Total	28	$748	20	$1,114	22	$1,627	21	$1,747	112	$2,386	46	$2,201
Delinquent loans to total loans				0.77%				1.47%				1.99%

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

At December 31, 2006, the aggregate amount of the Bank’s classified assets are as follows:

At December 31, 2006
(In thousands)
Substandard assets	$7,189
Doubtful assets	412
Loss assets	—
Total classified assets	$7,601

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank’s classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable losses from loans at December 31, 2006. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$2,320	$2,364	$2,056	$2,101	$1,972
Charge-offs:
Single-family residential	(247)	(190)	(24)	(401)	(132)
Consumer	(178)	(217)	(150)	(242)	(258)
Commercial loans	(19)	—	—	(100)	(111)
Total charge-offs	(444)	(407)	(174)	(743)	(501)
Recoveries	36	75	144	190	60
Net charge-offs	(408)	(332)	(30)	(553)	(441)
Provision for losses on loans	264	288	338	508	570
Balance end of period	$2,176	$2,320	$2,364	$2,056	$2,101
Allowance for loan losses as a percent of total loans outstanding	0.89%	1.00%	1.02%	1.06%	1.26%
Ratio of net charge-offs to average loans outstanding before net items	.17%	.14%	.01%	.29%	.27%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Residential real estate	$954	53.4%	$1,102	50.3%	$930	54.7%	$1,007	52.6%	$827	48.7%
Nonresidential real estate	—	32.3	64	34.8	162	28.1	171	28.6	131	27.4
Consumer loans	171	2.5	156	3.0	226	3.7	246	5.2	452	8.4
Commercial loans	855	11.7	724	11.9	807	13.5	512	13.6	458	15.6
Unallocated	196	—	274	—	239	—	120	—	233	—
Total	$2,176	100.0%	$2,320	100.0%	$2,364	100.0%	$2,056	100.0%	$2,101	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2006, the investments in the portfolio had a carrying value of approximately $69.5 million, or 20.3%, of the consolidated total assets.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$50,812	$50,369	$57,737	$56,986	$25,478	$25,413
Corporate bonds	—	—	—	—	—	—
Municipal securities	14,776	14,712	2,562	2,540	1,430	1,438
Total available for sale	65,588	65,081	60,299	59,526	6,908	26,851
FHLB stock	4,400	4,400	4,050	4,050	3,281	3,281
Total investments	$69,988	$69,481	$64,349	$63,576	$30,189	$30,132

The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006.

	Amount at December 31, 2006 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$12,003	3.93	$36,834	4.69	$1,974	5.24	$0	—
Municipal securities	240	3.09	2,147	5.42	7,663	6.09	4,727	6.28

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

At December 31, 2006, the Bank had mortgage-backed securities with a carrying value of approximately $68,000, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government Agency securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	68	69	83	83	113	113
Total mortgage-backed securities	$68	$69	$83	$83	$113	$113

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006.

	Amount at December 31, 2006 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale	—	—	$68	8.1%	—	—	—	—

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio for the years ended December 31, 2006, 2005, and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Beginning balance	$83	$113	$175
Purchases	—	—	—
Sales proceeds	—	—	—
Repayments	(15)	(30)	(62)
Losses on sales	—	—	—
Premium and discount amortization, net	—	—	(2)
Unrealized gains (losses) on securities available for sale	—	—	2
Ending balance	$68	$83	$113

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

Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branches in Sellersburg, Indiana (Clark County), Charlestown, Indiana (Clark County), and the branch in Carrollton, Kentucky (Carroll County), the Bank’s market area has expanded. Deposits will come from all of our market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2006 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2006	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Non-interest bearing accounts	$100	$19,340	8.78%	0.00%
Savings accounts	50	24,109	10.95	1.86
MMDA	2,500	16,224	7.37	3.19
NOW accounts	1,000	58,564	26.59	3.31
Total withdrawable		118,237	53.69	2.36
Certificates (original terms):
I.R.A.	$2,500	$7,197	3.27%	4.07%
3 months	2,500	12	—	2.72
6 months	2,500	1,476.67		4.57
9 months	2,500	2,304	1.05	5.05
12 months	2,500	13,013	5.91	4.52
15 months	2,500	15,589	7.08	4.49
18 months	2,500	2,662	1.21	4.00
24 months	2,500	4,227	1.92	4.46
30 months	2,500	1,843.84		3.69
36 months	2,500	2,522	1.14	3.66
48 months	2,500	1,416.64		3.68
60 months	2,500	8,198	3.72	4.53
Jumbo certificates	2,500	41,542	18.86	4.44
Total certificates		102,001	46.31	4.40
Total deposits		$220,238	100.00%	3.30

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2006	2005	2004
	(In thousands)
0.00 to 3.00%	$4,264	$35,227	$64,354
3.01 to 5.00%	68,257	63,455	21,714
5.01 to 6.00%	29,480	3,759	4,474
6.01 to 7.00%	—	—	16
7.01 to 8.00%	—	—	100
Total	$102,001	$102,441	$90,658

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2006. Matured certificates, which have not been renewed as of December 31, 2006, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2006 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 3.00%	$3,710	$272	$—	$281
3.01 to 5.00%	53,238	8,795	3,653	1,951
5.01 to 6.00%	24,102	4,042	1,461	496
6.01 to 7.00%	—	—	—	—
7.01 to 8.00%	—	—	—	—
Total	$81,050	$13,109	$5,114	$2,728

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

At December 31, 2006
Maturity Period	(In thousands)
Three months or less	$8,230
Greater than three months through six months	8,860
Greater than six months through twelve months	18,835
Over twelve months	5,617
Total	$41,542

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	DEPOSIT ACTIVITY
	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from 2005	Balance at December 31, 2005	% of Deposits	Increase (Decrease) from 2004	Balance at December 31, 2004	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$19,340	8.78%	$71	$19,269	9.32%	$4,203	$15,066	8.83%
Savings accounts	24,109	10.95	(4,329)	28,438	13.76	(387)	28,825	16.90
MMDA	16,224	7.37	1,390	14,834	7.18	2,525	12,309	7.22
NOW accounts	58,564	26.59	16,813	41,751	20.20	18,071	23,680	13.89
Total withdrawable	118,237	53.69	13,945	104,292	50.45	24,412	79,880	46.84
Certificates (original terms):
I.R.A.	7,197	3.27	(169)	7,366	3.56	366	7,000	4.10
Brokerage CD	—	—	—	—	—	(2,229)	2,229	1.31
3 months	12	—	12	—	—	—	—	—
6 months	1,476.67		(2,279)	3,755	1.82	2,615	1,140	0.67
9 months	2,304	1.05	1,168	1,136.55		842	294	0.17
12 months	13,013	5.91	2,655	10,358	5.01	(9,450)	19,808	11.62
15 months	15,589	7.08	3,735	11,854	5.73	7,254	4,600	2.70
18 months	2,662	1.21	171	2,491	1.20	1,109	1,382	0.81
24 months	4,227	1.92	905	3,322	1.61	808	2,514	1.47
30 months	1,843.84		(1,245)	3,088	1.49	(178)	3,266	1.92
36 months	2,522	1.14	(131)	2,653	1.28	(8)	2,661	1.56
48 months	1,416.64		(489)	1,905.92		271	1,634	0.96
60 months	8,198	3.72	(558)	8,756	4.24	(221)	8,977	5.26
Jumbo certificates	41,542	18.86	(4,215)	45,757	22.13	10,604	35,153	20.61
Total certificates	102,001	46.31	(440)	102,441	49.55	11,783	90,658	53.16
Total deposits	$220,238	100.00%	$13,505	$206,733	100.00%	$36,195	$170,538	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2006, the Bank had $88 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Holding Company’s and the Bank’s borrowings at or for the years ended December 31, 2006, 2005, and 2004.

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$95,217	$96,782	$94,600
Average balance outstanding for period	86,635	102,501	65,468
Maximum amount outstanding at any month-end during the period	95,217	111,555	94,600
Weighted average interest rate during the period	4.72%	4.35%	4.15%
Weighted average interest rate at end of period	4.76%	fdsr4.36%	4.00%

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

A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the Department of Financial Institutions at least 30 days advance written notice. The Federal Deposit Insurance Corporation may, after consultation with the Office of Thrift Supervision, prohibit specified activities if it determines such activities pose a serious threat to the Deposit Insurance Fund. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

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

EMPLOYEES

As of December 31, 2006, the Bank employed 77 persons on a full-time basis and 11 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

REGULATION

GENERAL

As a federally-chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank’s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution’s size, condition and the complexity of its operations. The Bank’s semi-annual assessment is approximately $42,000.

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

If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the Qualified Thrift Lender (“QTL”) test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, a multiple savings and loan holding company may not, either directly or acting through a subsidiary that is not a savings association, conduct, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See “-Qualified Thrift Lender.” At December 31, 2006, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2006, the Bank’s investment in stock of the FHLB of Indianapolis was $4.4 million. For the fiscal year ended December 31, 2006, the FHLB of Indianapolis paid approximately $198,000 in cash dividends to the Bank, for an annual rate of 4.81%.

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

INSURANCE OF DEPOSITS

The Bank's deposits are insured to applicable limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:

•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years

•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts has been increased from $100,000 to $250,000 and also will be subject to adjustment for inflation

Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2007, the Bank will receive a one-time credit against future assessments. A preliminary figure of $178,099 was projected by the FDIC in October of 2006, with a final figure due for the June, 2007 assessment period.

Also on November 2, 2006, the FDIC adopted final regulations that establish a new risk-based premium system. Under the new system,  the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution’s ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have a material adverse effect on the Company’s earnings.

FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. For the quarter ended December 31, 2006, the FICO assessment rate was equal to 1.24 cents for each $100 in domestic deposits maintained at an institution.

SAVINGS ASSOCIATION REGULATORY CAPITAL

Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain “core capital” of at least 3% of total assets. Core capital is generally defined as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less non-qualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2006, the Bank was in compliance with all capital requirements imposed by law.

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

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2006, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

LOANS TO ONE BORROWER

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2006, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2006, the Bank was in compliance with its QTL requirement, with approximately 70.3% of its portfolio assets invested in QTIs.

A savings association which fails to meet the QTL test must either convert to a bank or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

ACQUISITIONS OR DISPOSITIONS AND BRANCHING

The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks, but as such they become subject to branching and activity restrictions applicable to banks.

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

The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in §7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Code”) or the asset composition test of §7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

At December 31, 2006, our portfolio of nonresidential real estate and land loans totaled $79.9 million, or 32.3% of totals loans, and our commercial loans totaled $29 million, or 11.8% of total loans. These types of loans generally have greater credit risk than residential mortgage loans.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2006.

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	$39,115	$398	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	—	235	420
Hilltop Location:
430 Clifty Drive	Owned	1983	155,036	3,012	18,696
Wal-mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,655	26	517
Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	9,103	445	1,344
Location in Charlestown, Indiana:
1025 Highway 62	Leased	2002	1,949	560	1,500
Location in Sellersburg, Indiana:
Highway 311	Owned	2005	2,737	2,852	13,000
Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	4,643	285	1,656

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $241,000 at December 31, 2006.

The Bank operates 13 automated teller machines (“ATMs”), one at each office location (the main office has two), one at Hanover College, in Hanover, Indiana, one in the Big Lots parking lot in Madison, one at Great Escape Theatres in New Albany, Indiana, one at Sellersburg, Indiana, one at IVY Tech State College in Sellersburg, Indiana and one at Butler Mall in Carrolton, Kentucky. The Bank’s ATMs participate in the Shazam® network.

The Bank performs its own data processing and reporting services.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

In connection with the Bank’s 2004 examination by the Office of Thrift Supervision (the “OTS”), the OTS uncovered certain failures on the part of the Bank to comply with the Bank Secrecy Act, the Flood Disaster Protection Act (the “FDPA”), the Homeowners’ Protection Act and the Truth in Lending Act. The OTS made clear that the Bank had already made substantial corrective actions to improve its compliance programs and systems. Nonetheless, because of the Bank’s alleged failure to comply with the FDPA with respect to four loans, the OTS assessed civil monetary penalties against the Bank of $1,400. The Bank executed a Stipulation and Consent to the issuance of a cease and desist order and assessment of the $1,400 in civil money penalties with respect to these matters. The OTS terminated the cease and desist order on December 27, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Holding Company’s shareholders during the quarter ended December 31, 2006.

ITEM 4.5.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank
Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Larry C. Fouse	Treasurer	Vice President of Finance
Deanna Liter		Vice President of Data Services
Barbara Eades		Vice President of Retail Banking
Loy Skirvin		Vice President of Human Resources
Mark A. Goley		Vice President of Lending
Anthony D. Brandon		Vice President of Loan Administration
John Muessel		Vice President - Trust Officer
Vickie Grimes		Vice President - Controller

Matthew P. Forrester (age 50) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

Lonnie D. Collins (age 58) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Larry C. Fouse (age 61) has served as the Holding Company’s Controller since 1997. From 1993 to 1997, he served as the Chief Financial Officer and Controller of Citizens and from 1989 to 1993 served as Citizens’ Vice President and Operations Officer.

Deanna Liter (age 43) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens’ Data Processing Department.

Barbara Eades (age 57) has served as Vice President of Retail Banking since 2000. From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

Loy Skirvin (age 58) has served as Vice President of Human Resources since 1998. From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

Mark A. Goley (age 51) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

Anthony D. Brandon (age 35) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

John Muessel (age 54) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

Vickie Grimes (age 51) has served as Vice President - Controller since September of 2006. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

There were 1,614,663 common shares of River Valley Bancorp outstanding at February 23, 2007, held of record by approximately 350 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2004. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2006
December 31	$19.46	$17.60	$0.200
September 30	18.74	17.80	0.195
June 30	19.82	18.05	0.195
March 31	20.50	18.00	0.195
2005
December 31	$21.25	$17.90	$0.195
September 30	22.06	20.00	0.195
June 30	23.75	19.01	0.195
March 31	24.30	19.82	0.190
2004
December 31	$23.50	$21.10	$0.190
September 30	24.00	21.04	0.180
June 30	23.50	20.75	0.180
March 31	30.25	22.00	0.170

The high and low sale prices for River Valley’s common shares between December 31, 2006 and February 23, 2007, were $18.04 and $17.52, respectively.

Under OTS regulations applicable to converted savings associations, River Valley Financial is not permitted to pay a cash dividend on its common shares if the regulatory capital of River Valley Financial would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of River Valley Financial, in the event of a complete liquidation, to those members of River Valley Financial before the Conversion who maintain a savings account at River Valley Financial after the Conversion) or applicable regulatory capital requirements prescribed by the OTS.

Regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Because the Bank is a subsidiary of a savings and loan holding company, it is required to file a notice with the OTS 30 days before making any capital distributions to the Holding

Company. It may also have to file an application for approval of a proposed capital distribution with the OTS if the Bank is not eligible for expedited treatment under the OTS’s application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net earnings for that year to date plus the Bank’s retained net earnings for the preceding two years. The Bank must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the Bank would not be adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the Bank and the OTS or the FDIC.

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

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

Purchases of common stock made by or on behalf of the Company during the three months ended December 31, 2006, are set forth below:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

October 1 - October 31, 2006	2,400	19.20	2,400	(1)
November 1 - November 30, 2006	—	—	—	—
December 1 - December 31, 2006	—	—	—	—
Total	2,400	—	2,400	—
(1) Up to 10 % of total shares outstanding may be repurchased at a given time by the Company.

Performance Graph

ITEM 6.  SELECTED FINANCIAL DATA.

The following tables set forth certain information concerning the consolidated financial condition, earnings, and other data regarding River Valley at the dates and for the periods indicated. The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, presented in Item 8 - Consolidated Financial Statements and Supplementary Data and in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Selected Consolidated Financial Information and Other Data

	At December 31,
	2006	2005	2004	2003	2002
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$342,249	$328,748	$289,427	$255,076	$224,020
Loans receivable - net (1)	241,887	228,885	230,513	191,561	165,315
Cash and cash equivalents	11,808	17,730	12,437	12,512	18,610
Investment securities	65,150	59,609	26,964	34,557	28,174
Deposits	220,238	206,733	170,538	179,954	161,829
FHLB advances and other borrowings	95,217	96,782	94,600	50,000	40,000
Shareholders’ equity	24,147	23,018	22,393	22,855	20,633

	Year Ended December 31,
	2006	2005	2004	2003	2002
Summary of consolidated income data:	(In thousands, except share data)
Total interest income	$18,910	$16,298	$13,545	$12,653	$12,755
Total interest expense	11,053	8,155	5,617	5,348	5,638
Net interest income	7,857	8,143	7,928	7,305	7,117
Provision for losses on loans	264	288	338	508	570
Net interest income after provision for losses on loans	7,593	7,855	7,590	6,797	6,547
Other income	2,448	2,500	2,518	3,354	3,094
General, administrative and other expense	7,255	7,094	6,342	5,831	5,455

Income before income tax expense	2,786	3,261	3,766	4,320	4,186
Income tax expense	841	1,175	1,419	1,665	1,628
Net income	$1,945	$2,086	$2,347	$2,655	$2,558
Basic earnings per share	$1.21	$1.32	$1.48	$1.67	$1.64
Diluted earnings per share	$1.18	$1.27	$1.42	$1.59	$1.58
_______________________________________________
(1) Includes loans held for sale.

	Year Ended December 31,
Selected financial ratios and other data:	2006	2005	2004	2003	2002
Interest rate spread during period	2.53%	2.79%	3.13%	3.21%	3.39%
Net yield on interest-earning assets (1)	2.55	2.82	3.19	3.28	3.56
Return on assets (2)	.59	.63	.88	1.11	1.22
Return on equity (3)	8.27	9.06	10.46	12.22	13.21
Equity to assets (4)	7.06	7.00	7.73	8.96	9.21
Average interest-earning assets to average interest-bearing liabilities	100.68	101.29	102.51	102.86	106.18
Non-performing assets to total assets (4)	.33	.53	0.76	0.18	0.48
Allowance for loan losses to total loans outstanding (4)	.89	1.00	1.02	1.06	1.26
Allowance for loan losses to non-performing loans (4)	195.33	132.80	107.41	399.70	194.54
Net charge-offs to average total loans outstanding	.17	0.14	0.01	0.29	0.27
General, administrative and other expense to average assets (5)	2.19	2.29	2.38	2.43	2.60
Dividend payout ratio	66.53	61.02	50.70	37.74	25.40
Number of full service offices (4)	7	7	6	5	4
(1)	Net interest income divided by average interest-earning assets.
(2)	Net earnings divided by average total assets.
(3)	Net earnings divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, River Valley was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2006, and River Valley’s results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. River Valley’s operations and River Valley’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include, but are not limited to, changes in the economy and interest rates in the nation and River Valley’s general market area. The forward-looking statements contained herein include those with respect to the following matters:

1.	Management’s determination as to the amount and adequacy of the loan loss allowance;

2.	The effect of changes in interest rates on financial condition and results of operations; and

3.	Management’s opinion as to the effect of recent accounting pronouncements on River Valley’s consolidated financial position and results of operations.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

Allowance For Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition, the amount of loans outstanding, certain identified problem loans, and the probability of collecting all amounts due.

The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Company’s strategy for credit risk management includes conservative, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Company’s allowance consists of three components: probable losses estimated from individual reviews of specific loans, probable losses estimated from historical loss rates, and probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, credit score migration comparisons, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Company’s internal loan review.

Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company’s primary market area for lending is southeastern Indiana and portions of Kentucky adjacent to that market. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement.

Discussion of Changes in Financial Condition from December 31, 2005 to December 31, 2006

At December 31, 2006, River Valley’s consolidated assets totaled $342.2 million, representing an increase of $13.5 million over the December 31, 2005 total. This increase in assets was funded by a 6.5% increase in deposits. Deposits increased by $13.5 million to a total of $220.2 million at December 31, 2006. Savings and demand deposits increased by $13.9 million, or 13.4%, during 2006, while certificates of deposit remained strong with only a slight decrease at $102.0 million for 2006 compared to $102.4 million for 2005. Overall, the increases were primarily attributable to the competitiveness of being a community based financial institution versus being a division of a regionally based institution.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) decreased by $5.9 million from December 31, 2005 levels to a total of $11.8 million at December 31, 2006.

Investment securities totaled $65.1 million at December 31, 2006, an increase of $5.5 million from December 31, 2005. In September of 2005 the Company formed an investment subsidiary in Nevada with the sole purpose of holding liquid investments as interest on these investments is not subject to state taxation. This resulted in substantial tax savings for the Company in 2006.

Loans receivable, including loans held for sale, totaled $241.9 million at December 31, 2006, an increase of $13.0 million from the $228.9 million total at December 31, 2005. There were strong increases in lending for 1-4 family homes and overall construction lending. Slight decreases were seen in the consumer and non-residential loan categories with commercial and multi-family lending remaining relatively flat. The volume of loan sales into the secondary mortgage market decreased during 2006 from the 2005 volume by $8.5 million, due in large part to the increase in rates and a decrease in fixed rate lending for 1-4 family residential properties.

River Valley’s consolidated allowance for loan losses totaled approximately $2.2 million for the year ended December 31, 2006, which represented 0.89% of total loans at that date. The allowance for loan losses totaled $2.3 million, or 1.00% of total loans for the period ended December 31, 2005. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) totaled $1.1 million and $1.7 million at December 31, 2006 and 2005, respectively. The consolidated allowance for loan losses represented 195% and 133% of non-performing loans at December 31, 2006 and 2005, respectively. Non-performing loans decreased $630,000 at December 31, 2006 compared to December 31, 2005. The Company has continued to de-emphasize consumer lending because of risk/reward opportunities.

Although management believes that its allowance for loan losses at December 31, 2006, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations.

Advances from the Federal Home Loan Bank (“FHLB”) and other borrowed money increased slightly by $1.6 million from the total at December 31, 2005. The interest rate environment has changed but we are still getting the advantage of the long-term funding we did in 2005.

Shareholders’ equity totaled $24.1 million at December 31, 2006, an increase of $1.1 million from the $23.0 million total at December 31, 2005. The increase resulted primarily from net income offset by cash dividends and a decrease in unrealized losses on securities available for sale.

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

General

River Valley’s net income for the year ended December 31, 2006, totaled $1.9 million, a slight decrease of $141,000, or 6.8%, from net income reported in 2005. The decrease in net income in the 2006 period was primarily attributable to a decrease in net interest income offset by a reduction in income tax expense.

The drop in income tax expense was due to a drop in the effective tax rate from 36.0% in 2005 to 30.2% in 2006, a dollar drop of $334,000, primarily resulting from the establishment of the Nevada investment subsidiary.

Net Interest Income

Total interest income for the year ended December 31, 2006, amounted to $18.9 million, an increase of $2.6 million, or 16.0%, from the 2005 total, reflecting higher average balances of interest earning assets and higher interest rates. The average balance of interest-earning assets outstanding year-to-year increased by $19.6 million, and the yield on those assets increased from an average yield of 5.65% in 2005 to 6.13% in 2006. Interest income on loans totaled $15.9 million for 2006, an increase of approximately $1.6 million, or 11.0%, from 2005. Interest income on investments, FHLB stock and interest-earning deposits increased by $1.0 million, or 52.2%, due to much higher average balances on those investments and higher rates.

Interest expense on deposits increased by $3.3 million, or 88.6%, to a total of $7.0 million for the year ended December 31, 2006, due primarily to higher costs of funding higher average balances. The cost of deposits increased from 2.0% in 2005 to 3.2% in fiscal 2006. Interest expense on borrowings totaled $4.0 million for the year ended December 31, 2006, a decrease of $.5 million from 2005.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased during 2006 by $286,000, or 3.5%, compared to 2005. The interest rate spread decreased by 26 basis points for 2006, to 2.53% from 2.79% in the 2005 period, while the net interest margin amounted to 2.55% in 2006 and 2.82% in 2005.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by River Valley Financial, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the primary market area, and other factors related to the collectibility of the loan portfolio. As a result of such analysis, management recorded a $264,000 provision for losses on loans in 2006, a decrease of $24,000 or 8.3%, compared to the $288,000 provision recorded in 2005. The current period provision generally reflects growth in the loan portfolio, coupled with a change in the loan mix, that is more 1-4 family residential loans and fewer consumer loans.

Non-performing loans for the period ended December 31, 2006 were $1.1 million, a decrease of approximately $630,000 from the $1.7 million recorded as of fiscal year ended 2005. Net charge-offs amounted to $408,000 in 2006, compared to $332,000 in 2005. While management believes that the allowance for losses on loans is adequate at December 31, 2006, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income amounted to $2.4 million for the year ended December 31, 2006, a decrease of $52,000, or 2.1%, compared to 2005, due primarily to a decrease in net gains on loan sales from $299,000 in 2005 to $107,000 in 2006, a decrease of $192,000 or 64.2%. The volume of loan sales decreased from $14.0 million in 2005 to $5.5 million in 2006. The decline in other income due to the decline in loan sales was offset by an increase in service fees and charges of $131,000 resulting from other programs and services.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.3 million for the year ended December 31, 2006, an increase of $161,000 over the 2005 total. Employee compensation and benefits increased slightly by $122,000 in fiscal 2006 as compared to 2005 primarily from additional staffing, cost of living and benefit expense. Mortgage servicing rights expense increased by $177,000 in 2006 over the same period in 2005. In the years prior to 2005, the Company recorded impairment on its mortgage servicing rights. As the market value of the mortgage servicing rights increased during 2005, the previously recorded impairment was recovered thus significantly lowering amortization expense during 2005.

Income Taxes

The provision for income taxes decreased by $334,000 or 28.4%, for the year ended December 31, 2006, as compared to 2005. In September of 2005 the Company formed an investment subsidiary in Nevada with the sole purpose of holding liquid investments as interest on these investments is not subject to state taxation. As a result, the effective tax rates dropped from 36.0% in 2005 to 30.2% in 2006.

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

General

River Valley’s net income for the year ended December 31, 2005, totaled $2.1 million, a decrease of $261,000, or 11.1%, from net income reported in 2004. The decrease in net income in the 2005 period was primarily attributable to an increase of $752,000 in administrative and other expenses which were in part offset by an increase in net interest income of $215,000, a decrease in the provision for income taxes of $244,000, and a decrease in the provision for loan losses of $50,000.

Net Interest Income

Total interest income for the year ended December 31, 2005, amounted to $16.3 million, an increase of $2.8 million, or 20.3%, from the 2004 total, reflecting higher average balances of interest earning assets and higher interest rates. The average balance of interest-earning assets outstanding year-to-year increased by $40 million, and the yield on those assets increased from an average yield of 5.45% in 2004 to 5.65% in 2005. Interest income on loans totaled $14.3 million for 2005, an increase of approximately $1.8 million, or 14.8%, from 2004. Interest income on investments, FHLB stock and interest-earning deposits increased by $0.9 million, or 83.9%, due to much higher average balances on those investments and higher rates.

Interest expense on deposits increased by $0.9 million, or 31.1%, to a total of $3.7 million for the year ended December 31, 2005, due primarily to higher costs of funding higher average balances. The cost of deposits increased from 1.6% in 2004 to 2.0% in fiscal 2005. Interest expense on borrowings totaled $4.5 million for the year ended December 31, 2005, an increase of $1.7 million from 2004. The increase resulted primarily from higher average borrowings year-to-year, and by a 20 basis point increase in average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income increased during 2005 by $215,000, or 2.7%, compared to 2004. The interest rate spread decreased by 34 basis points for 2005, to 2.79% from 3.13% in the 2004 period, while the net interest margin amounted to 2.82% in 2005 and 3.19% in 2004.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by River Valley Financial, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the primary market area, and other factors related to the collectibility of the loan portfolio. As a result of such analysis, management recorded a $288,000 provision for losses on loans in 2005, a decrease of $50,000 or 14.8%, compared to the

$338,000 provision recorded in 2004. The current period provision generally reflects growth in the loan portfolio, coupled with a change in the loan mix, that is more 1-4 family residential loans and fewer consumer loans.

Non-performing loans for the period ended December 31, 2005 were $1.7 million, a decrease of approximately $0.5 million from the $2.2 million recorded as of fiscal year ended 2004. Net charge-offs amounted to $331,000 in 2005, compared to $30,000 in 2004. While management believes that the allowance for losses on loans is adequate at December 31, 2005, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income amounted to $2.5 million for the year ended December 31, 2005, a decrease of $18,000, or 0.72%, compared to 2004, due primarily to a decrease in net gains on loan sales from $394,000 in 2004 to $299,000 in 2005, a decrease of $95,000 or 24.1%. The volume of loan sales decreased from $18.3 million in 2004 to $14.0 million in 2005. The decline in other income due to the decline in loan sales was offset by an increase in service fees and charges of $129,000 resulting from other programs and services.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.1 million for the year ended December 31, 2005, an increase of $752,000 over the 2004 total. Employee compensation and benefits increased by $436,000 in fiscal 2005 as compared to 2004 primarily from additional staffing, cost of living and benefit expense. Occupancy and equipment expense increased by $118,000 in 2005 as compared to 2004 due to higher depreciation costs and equipment maintenance expenses. The increase to seven branches for River Valley Financial shows in these numbers.

Income Taxes

The provision for income taxes decreased by $244,000, or 17.2%, for the year ended December 31, 2005, as compared to 2004. The effective tax rates were 36.0% and 37.7% for the years ended December 31, 2005 and 2004, respectively.

AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

The following table presents certain information relating to River Valley’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing annual income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio.

	Year Ended December 31,
	2006			2005			2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$5,807	$286	4.93%	$5,397	$238	4.41%	$6,224	$112	1.80%
Other securities (1)	63,258	2,557	4.04	47,845	1,589	3.32	26,354	850	3.23
Mortgage-backed securities (1)	74	4	5.41	93	4	4.30	143	4	2.80
Loans receivable (2)	234,886	15,865	6.75	231,217	14,297	6.18	213,000	12,457	5.85
FHLB stock	4,113	198	4.81	3,959	170	4.29	2,840	122	4.30
Total interest-earning assets	308,138	18,910	6.14	288,511	16,298	5.65	248,561	13,545	5.45
Non-interest earning assets, net of allowance for loan losses	23,590			21,163			17,901
Total assets	$331,728			$309,674			$266,462
Liabilities/shareholder equity
Interest-bearing liabilities:
Savings deposits	$41,228	$963	2.34%	$42,776	$692	1.62%	$48,237	$485	1.01
Interest-bearing demand (3)	74,492	1,826	2.45	45,400	217	0.48	34,405	110	0.32
Certificates of deposit	103,706	4,175	4.03	94,168	2,784	2.96	92,347	2,223	2.41
FHLB advances and other borrowings	86,635	4,089	4.72	102,501	4,462	4.35	67,491	2,799	4.15
Total interest-bearing liabilities	306,061	11,053	3.61	284,845	8,155	2.86	242,480	5,617	2.32
Other liabilities	2,142			1,862			1,545
Total liabilities	308,203			286,707			244,025
Total equity	23,525			22,967			22,437
Total liabilities and equity	$331,728			$309,674			$266,462
Net interest earning assets	$2,077			$3,666			$6,081
Net interest income		$7,857			$8,143			$7,928
Interest rate spread (4)			2.53%			2.79%			3.13%
Net yield on weighted average interest-earning assets (5)			2.55%			2.82%			3.19%
Average interest-earning assets to average bearing liabilities			100.68%			101.29%			102.51%
________________________________________________________________
(1)	Includes securities available for sale at amortized cost prior to SFAS No. 115 adjustments.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Non-Interest Demand Deposit Accounts of $20,405, $17,346, and $15,066
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

Rate/Volume Table

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected River Valley’s interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$26	$50	$76	$9	$165	$174
Investment securities	578	390	968	711	28	739
Loans receivable, net	230	1,338	1,568	1,102	738	1,840
Total	834	1,778	2,612	1,822	931	2,753
Interest-bearing liabilities:
Deposits	494	2,777	3,271	27	848	875
FHLB advances and other borrowings	(728)	355	(373)	1,518	145	1,663
Total	(234)	3,132	2,898	1,545	993	2,538
Net change in interest income	$1,068	$(1,354)	$(286)	$277	$(62)	$215

Asset and Liability Management

Like other financial institutions, River Valley Financial is subject to interest rate risk to the extent that interest-earning assets reprice differently than interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, River Valley Financial is using the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations.

Presented on the following table is an analysis of River Valley Financial’s interest rate risk, as of December 31, 2006 and December 31, 2005, as measured by changes in NPV for an instantaneous and sustained parallel shift of 100 through 300 basis points in market interest rates.

Generally, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, a bank’s assets reprice slower than the deposits that fund them. As a result, in a rising interest rate environment, the amount of interest a bank would receive on loans would increase as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the bank would pay on deposits would increase, but generally slower than the bank’s ability to reprice its interest-earning assets. However, River Valley Financial Bank has addressed some of these issues, which has generally reduced its overall exposure to interest rate risk.

As of December 31, 2006
(Dollars in thousands)
Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent
+300		$43,156	$(1,918)	-4%
+200		44,200	(873)	-2%
+100		45,280	206	0%
—		45,073	—	—
-100		44,007	(1,066)	-2%
-200		44,123	(951)	-2%
-300	(1)	—	—	—

As of December 31, 2005
(Dollars in thousands)
Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent
+300		$42,677	$1,471	+4%
+200		42,552	1,346	+3%
+100		41,998	792	+2%
—		41,206	—	—
-100		39,614	(1,592)	-4%
-200		36,914	(4,292)	-10%
-300	(1)	—	—	—
_____________________________________________________
(1) At December 31, 2006 and at December 31, 2005, the OTS did not provide information as to interest rate risk for a 300 point decrease.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities, borrowings and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan and mortgage-backed securities prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) the yield available on short-term liquid assets and (4) the objectives of the asset/liability management program.

The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted a rule that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. At December 31, 2006, River Valley Financial Bank had commitments to originate loans totaling $5.5 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $27.0 million. At such date, River Valley Financial Bank had $520,000 in commitments to sell loans and no outstanding commitment to purchase loans. The Company considers River Valley Financial Bank’s liquidity and capital resources sufficient to meet outstanding short and long term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities	$3,542	$3,646	$2,572

Cash flows from investing activities:
Purchase of securities	(23,139)	(48,816)	(14,133)
Proceeds from maturities of securities	7,012	15,521	7,221
Proceeds from sales of securities	10,933	—	14,034
Net loan originations	(14,384)	536	(39,317)
Other	(861)	(2,607)	(2,390)

Cash flows from financing activities:
Net increase (decrease) in deposits	13,505	36,195	(9,416)
Net increase in borrowings	(1,565)	2,182	44,383
Purchase of stock	(46)	(201)	(1,895)
Other	(919)	(1,163)	(1,134)

Net increase (decrease) in cash and cash equivalents	$(5,922)	$5,293	$(75)

River Valley Financial is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement, or leverage ratio, and a risk-based capital requirement.

The tangible capital requirement requires savings associations to maintain “tangible capital” of not less than 1.5% of the association’s adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus intangible assets. “Core capital” is comprised of common shareholders’ equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital generally equal to 4% of the association’s total assets except those associations with the highest examination rating and acceptable levels of risk.

OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of “risk-weighted assets.” Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of River Valley Financial includes a general loan loss allowance of $2.2 million at December 31, 2006.

River Valley Financial exceeded all of its regulatory capital requirements at December 31, 2006. The following table summarizes River Valley Financial’s regulatory capital requirements and regulatory capital at December 31, 2006:

	OTS Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets (1)	Amount	Amount of Excess
	(Dollars in thousands)

Tangible capital	1.50%	$ 5,100	8.47%	$28,798	$23,698
Core capital (2)	4.00%	13,599	8.47%	28,798	15,199
Risk-based capital	8.00%	18,868	12.92%	30,472	11,604
______________________________
(1)	Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
(2)
The OTS has proposed and is expected to adopt a core capital requirement for savings associations comparable to that adopted by the Office of the Comptroller of the Currency for national banks. The regulation requires core capital of at least 3% of total adjusted assets for savings associations that received the highest supervisory rating for safety and soundness, and 4% to 5% for all other savings associations. River Valley Financial is in compliance with this requirement.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles, which require River Valley to measure financial position and results of operations in terms of historical dollars with the exception of investment and mortgage-backed securities available-for-sale, which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the rate of inflation. While interest rates are greatly influenced by changes in the rate of inflation, they do not change at the same rate or in the same magnitude as the rate of inflation. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policies.

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which any entity unconsolidated with the Company is a party and under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2006 are summarized in the following table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Long Term Debt (1)	$95,217	$16,000	$24,000	$23,000	$32,217
Capital Leases (2)	—	—	—	—	—
Operating Leases (3)	2,279	115	239	179	1,746
Purchase Obligations (4)	—	—	—	—	—
Dividends Declared (5)	324	324	—	—	—
Total (6)	$97,820	$16,439	$24,239	$23,179	$33,963
_____________________________________________________________
(1)
Long term debt includes FHLB advances and subordinated debentures. See “Notes to Consolidated Financial Statements -Borrowings,” contained in Note 7, for information related to collateral and amounts with various options.

(2)	River Valley Bancorp had no capital leases.
(3)	Leased facilities for three locations with lease arrangements expiring 2010 through 2029.
(4)	The purchase obligation relates to the purchase of data processing equipment.
(5)
A dividend on common stock was declared by the Board of Directors to shareholders of record on December 12, 2006, and payable on January 12, 2007. This obligation is shown net of certain affiliate holdings.

(6)
For information regarding the contractual maturities of deposit liabilities, which are not included in the above table, see “Notes to Consolidated Financial Statements - Deposits,” contained in Note 6.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by reference to the discussion presented in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Asset and Liability Management.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

River Valley Bancorp

Accountants’ Report and Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
March 13, 2007

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets	(In Thousands, Except Share Amounts)
Cash and due from banks	$6,838	$4,749
Interest-bearing demand deposits	4,736	12,933
Fed funds sold	234	48
Cash and cash equivalents	11,808	17,730
Investment securities available for sale	65,150	59,609
Loans, net of allowance for loan losses of $2,176 and $2,320	241,887	228,885
Premises and equipment	7,813	8,189
Real estate, held for sale	—	271
Federal Home Loan Bank stock	4,400	4,050
Interest receivable	2,334	2,060
Cash value of life insurance	7,222	5,523
Other assets	1,635	2,431
Total assets	$342,249	$328,748
Liabilities
Deposits
Noninterest-bearing	$19,340	$19,270
Interest-bearing	200,898	187,463
Total deposits	220,238	206,733
Borrowings	95,217	96,782
Interest payable	705	554
Other liabilities	1,942	1,661
Total liabilities	318,102	305,730
Commitments and Contingencies

Stockholders' Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,620,431 and 1,596,309 shares	9,129	8,973
Retained earnings	15,346	14,663
Shares acquired by stock benefit plans	—	(152)
Accumulated other comprehensive loss	(328)	(466)
Total stockholders’ equity	24,147	23,018
Total liabilities and stockholders’ equity	$342,249	$328,748

*See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$15,865	$14,297	$12,457
Investment securities	2,561	1,593	854
Interest-earning deposits and other	484	408	234
Total interest income	18,910	16,298	13,545
Interest Expense
Deposits	6,964	3,693	2,818
Borrowings	4,089	4,462	2,799
Total interest expense	11,053	8,155	5,617
Net Interest Income	7,857	8,143	7,928
Provision for loan losses	264	288	338
Net Interest Income After Provision for Loan Losses	7,593	7,855	7,590
Other Income
Service fees and charges	2,021	1,890	1,761
Net realized gains (losses) on sales of available-for-sale securities	(58)	—	24
Net gains on loan sales	107	299	394
Increase in cash value of life insurance	199	202	208
Other income	179	109	131
Total other income	2,448	2,500	2,518
Other Expenses
Salaries and employee benefits	3,963	3,841	3,405
Net occupancy and equipment expenses	1,151	1,094	976
Data processing fees	91	127	144
Advertising	259	267	221
Mortgage servicing rights	373	196	192
Office supplies	171	190	168
Professional fees	221	280	204
Other expenses	1,026	1,099	1,032
Total other expenses	7,255	7,094	6,342
Income Before Income Tax	2,786	3,261	3,766
Income tax expense	841	1,175	1,419
Net Income	$1,945	$2,086	$2,347
Basic Earnings per Share	$1.21	$1.32	$1.48
Diluted Earnings per Share	$1.18	$1.27	$1.42

*See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Net Income	$1,945	$2,086	$2,347
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $107, $(285) and $(179)	103	(431)	(276)
Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $22, $0 and $10	(35)	—	14
	138	(431)	(290)
Comprehensive Income	$2,083	$1,655	$2,057

*See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

				Shares	Accumulated
				Acquired	Other
				by Stock	Comprehensive
		Common	Retained	Benefit	Income
	Shares	Stock	Earnings	Plans	(Loss)	Total
Balances, January 1, 2004	1,646,680	$8,705	$14,088	$(193)	$255	$22,855
Net income			2,347			2,347
Unrealized losses on securities, net of reclassification adjustment					(290)	(290)
Cash dividends ($.72 per share)			(1,130)			(1,130)
Exercise of stock options	15,846	118				118
Tax benefit of stock options exercised and RRP		117				117
Contribution to stock benefit plans				(129)		(129)
Amortization of expense related to stock benefit plans		293		107		400
Purchase of stock	(78,149)	(390)	(1,505)			(1,895)
Balances, December 31, 2004	1,584,377	8,843	13,800	(215)	(35)	22,393
Net income			2,086			2,086
Unrealized losses on securities, net of reclassification adjustment					(431)	(431)
Cash dividends ($.775 per share)			(1,223)			(1,223)
Exercise of stock options	11,932	72				72
Tax benefit of stock options exercised and RRP		56				56
Contribution to stock benefit plans				(46)		(46)
Amortization of expense related to stock benefit plans		203		109		312
Purchase of stock	(9,814)	(201)				(201)
Balances, December 31, 2005	1,586,495	8,973	14,663	(152)	(466)	23,018
Net income			1,945			1,945
Unrealized losses on securities, net of reclassification adjustment					138	138
Reclassification of unearned compensation to common stock upon adoption of SFAS 123(R)		(152)		152
Cash dividends ($.785 per share)			(1,262)			(1,262)
Exercise of stock options	36,336	266				266
Tax benefit of stock options exercised and RRP		51				51
Stock option expense		2				2
Amortization of expense related to stock benefit plans		35				35
Purchase of stock	(2,400)	(46)				(46)
Balances, December 31, 2006	1,620,431	$9,129	$15,346		$(328)	$24,147

*See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Operating Activities
Net income	$1,945	$2,086	$2,347
Items not requiring (providing) cash
Provision for loan losses	264	288	338
Depreciation and amortization	625	595	580
Deferred income tax	(162)	25	3
Investment securities gains	58	—	(24)
Loans originated for sale in the secondary market	(5,500)	(13,565)	(18,346)
Proceeds from sale of loans in the secondary market	5,548	14,026	18,305
Gain on sale of loans	(107)	(299)	(394)
Amortization of deferred loan origination cost	148	122	109
Amortization of expense related to stock benefit plans	38	312	400
Tax benefit on stock options exercised	(51)	—	—
(Gain) loss on sale of premises and equipment	—	21	—
Net change in
Interest receivable	(274)	(461)	(110)
Interest payable	151	172	1
Other adjustments	859	323	(637)
Net cash provided by operating activities	3,542	3,646	2,572
Investing Activities
Purchase of FHLB stock	(350)	(695)	(992)
Purchases of securities available for sale	(23,139)	(48,816)	(14,133)
Proceeds from maturities of securities available for sale	7,012	15,521	7,221
Proceeds from sales of securities available for sale	10,933	—	14,034
Net change in loans	(14,384)	536	(39,317)
Purchases of premises and equipment	(249)	(2,007)	(1,398)
Proceeds from sale of real estate acquired through foreclosure	1,286	95	—
Premiums paid on life insurance	(1,500)	—	—
Other investing activities - Capitalized costs on OREO property	(48)	—	—
Net cash used in investing activities	(20,439)	(35,366)	(34,585)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,944	24,413	(5,472)
Certificates of deposit	(439)	11,782	(3,944)
Short-term borrowings	(14,565)	(7,818)	22,383
Proceeds from borrowings	42,000	32,000	35,000
Repayment of borrowings	(29,000)	(22,000)	(13,000)
Cash dividends	(1,249)	(1,211)	(1,110)
Purchase of stock	(46)	(201)	(1,895)
Proceeds from exercise of stock options	266	72	118
Advances by borrowers for taxes and insurance	13	22	(13)
Tax benefit on stock options exercised	51	(46)	(129)
Net cash provided by financing activities	10,975	37,013	31,938
Net Change in Cash and Cash Equivalents	(5,922)	5,293	(75)
Cash and Cash Equivalents, Beginning of Year	17,730	12,437	12,512
Cash and Cash Equivalents, End of Year	$11,808	$17,730	$12,437
Additional Cash Flows Information
Interest paid	$10,902	$7,983	$5,616
Income tax paid	904	1,459	833

*See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of River Valley Bancorp (Company) and its wholly owned subsidiary, River Valley Financial Bank (Bank) and the Bank’s wholly owned subsidiary, Madison First Service Corporation (First Service) and RVFB Investments, Inc. (RVFB Investments), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services, in a single significant business segment. As a federally-chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in southeastern Indiana. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, RVFB Investments and Madison First Service after elimination of all material intercompany transactions.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccural loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2006, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

Stock options - The Company has a stock-based employee compensation plan, which is described more fully in Note 15. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The Company selected the modified prospective application. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income, as reported	$2,086	$2,347
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(12)	(23)
Pro forma net income	$2,074	$2,324
Earnings per share
Basic - as reported	$1.32	$1.48
Basic - pro forma	$1.31	$1.46
Diluted - as reported	$1.27	$1.42
Diluted - pro forma	$1.27	$1.40

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Reclassifications of certain amounts in the 2005 and 2004 consolidated financial statements have been made to conform to the 2006 presentation.

Note 2:	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006 was $4,194,000.

Note 3:	Investment Securities

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$50,812	$9	$452	$50,369
State and municipal	14,776	26	90	14,712
Mortgage and other asset-backed securities	68	1	—	69
Total investment securities	$65,656	$36	$542	$65,150

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$57,737	$—	$751	$56,986
State and municipal	2,562	3	25	2,540
Mortgage and other asset-backed securities	83	—	—	83
Total investment securities	$60,382	$3	$776	$59,609

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Less than one year	$12,243	$12,147
One to five years	38,981	38,620
Five to ten years	9,637	9,601
More than ten years	4,727	4,713
	$65,588	$65,081
Mortgage and other asset-backed securities	68	69
Totals	$65,656	$65,150

Securities with a carrying value of $15,723,000 were pledged at December 31, 2005 to secure repurchase agreements. Securities with a carrying value of $12,855,000 and $13,742,000 were pledged at December 31, 2006 and 2005 to secure FHLB advances. Securities with a carrying value of $25,646,000 and $20,603,000 were pledged at December 31, 2006 and 2005 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2006, 2005, and 2004 were $10,933,000, $0, and $14,034,000, respectively. Gross losses of $58,000 were realized in 2006 for sales during that period, compared to gross gains of $29,000 and gross losses of $5,000 for sales in 2004.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005, were $52,759,000 and $54,933,000, which is approximately 81.0 percent and 92.2 percent of the Company’s investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and December 31, 2005:

	2006
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$9,839	$36	$34,522	$416	$44,361	$452
State and Municipal	7,193	70	1,205	20	8,398	90
Total temporarily impaired securities	$17,032	$106	$35,727	$436	$52,759	$542

	2005
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$38,399	$450	$14,671	$301	$53,070	$751
State and Municipal	1,318	15	545	10	1,863	25
Total temporarily impaired securities	$39,717	$465	$15,216	$311	$54,933	$776

Note 4:	Loans and Allowance

	2006	2005
Residential real estate
One-to-four family residential	$104,404	$96,766
Multi-family residential	9,613	8,412
Construction	17,993	13,549
Nonresidential real estate and land	79,920	82,054
Commercial	29,000	28,148
Consumer and other	6,260	6,940
	247,190	235,869
Unamortized deferred loan costs	487	488
Undisbursed loans in process	(3,614)	(5,152)
Allowance for loan losses	(2,176)	(2,320)
Total loans	$241,887	$228,885

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

	2006	2005	2004
Allowance for loan losses
Balances, January 1	$2,320	$2,364	$2,056
Provision for losses	264	288	338
Recoveries on loans	36	75	144
Loans charged off	(444)	(407)	(174)
Balances, December 31	$2,176	$2,320	$2,364

Information on impaired loans is summarized below.

	2006	2005
Impaired loans with an allowance	$1,044	$1,096
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	2,796	2,404
	$3,840	$3,500
Allowance for impairment loans (included in the Company’s allowance for loan losses)	$435	$293

	2006	2005	2004
Average balance of impaired loans	$3,634	$3,417	$2,058
Interest income recognized on impaired loans	259	246	139
Cash-basis interest included above	28	243	133

At December 31, 2006 and 2005, the Company had non-accruing loans totaling $1,114,000 and $1,747,000, respectively. At December 31, 2006 and 2005, there were no accruing loans delinquent 90 days or more.

Note 5: Premises and Equipment

	2006	2005
Land	$1,503	$1,499
Buildings	6,507	6,484
Equipment	3,257	3,044
Construction in progress	7	—
Total cost	11,274	11,027
Accumulated depreciation and amortization	(3,461)	(2,838)
Net	$7,813	$8,189

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 6:	Deposits

	2006	2005
Demand deposits	$94,128	$75,854
Savings deposits	24,109	28,438
Certificates and other time deposits of $100,000 or more	41,542	45,757
Other certificates and time deposits	60,459	56,684
Total deposits	$220,238	$206,733

Certificates and other time deposits maturing in
2007	$81,050
2008	13,109
2009	5,114
2010	1,144
2011	1,303
Thereafter	281
$102,001

Note 7:	Borrowings

	2006	2005
Repurchase agreements	$—	$14,565
Federal Home Loan Bank advances	88,000	75,000
Subordinated debentures	7,217	7,217
Total borrowings	$95,217	$96,782

Maturities by year for advances at December 31, 2006 are $16,000,000 in 2007, $14,000,000 in 2008, $10,000,000 in 2009, $12,000,000 in 2010, $11,000,000 in 2011 and $25,000,000 in 2012 and thereafter. The weighted-average interest rate at December 31, 2006 and 2005 was 4.63% and 4.34%.

The Federal Home Loan Bank advances are secured by loans and investment securities totaling $147,917,000 at December 31, 2006. Advances are subject to restrictions or penalties in the event of prepayment.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

On March 13, 2003, the Company formed RIVR Statutory Trust I (Trust). On March 26, 2003, the Trust issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $217,000. The aggregate proceeds of $7,217,000 were used by the Trust to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures from the Company. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month LIBOR plus 3.15%. The Company has guaranteed payment of amounts owed by the Trust to holders of the Capital Securities.

Note 8:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $83,703,000, $88,654,000 and $88,696,000 at December 31, 2006, 2005 and 2004.

The Company uses comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value of its mortgage servicing rights. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2006	2005	2004
Mortgage Servicing Rights
Balances, January 1	$839	$1,047	$1,209
Servicing rights capitalized	59	175	198
Amortization of servicing rights	(373)	(383)	(360)
	525	839	1,047
Valuation allowance	—	—	(187)
Balances, December 31	$525	$839	$860

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2006	2005	2004
Balance, beginning of year	$—	$187	$355
Additions	—	—	—
Reduction	—	(187)	(168)
Balance, end of year	$—	$—	$187

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 9:	Income Tax

	2006	2005	2004
Income tax expense (benefit)
Currently payable
Federal	$904	$933	$1,159
State	99	217	257
Deferred
Federal	(136)	16	7
State	(26)	9	(4)
Total income tax expense	$841	$1,175	$1,419
Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 34%	$947	$1,109	$1,280
Effect of state income taxes	48	149	167
Tax exempt interest	(91)	(17)	(5)
Qualified Zone Academy credit	(52)	(57)	(62)
Cash value of life insurance	(68)	(69)	(71)
ESOP expense in excess of cost		69	100
Other	57	(9)	10
Actual tax expense	$841	$1,175	$1,419
Effective tax rate	30.2%	36.0%	37.7%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

A cumulative net deferred tax asset (liability) is included in the balance sheets. The components of the asset (liability) are as follows:

	2006	2005
Assets
Allowance for loan losses	$875	$898
Deferred compensation	302	256
Pensions and employee benefits	26	—
Purchase accounting adjustments	52	56
Securities available for sale	178	307
Investment valuation allowance	103	103
Other	5	35
Total assets	1,541	1,655
Liabilities
Depreciation and amortization	(467)	(427)
Loan fees	(191)	(189)
Pensions and employee benefits	—	(33)
Mortgage servicing rights	(206)	(325)
Federal Home Loan Bank stock dividends	(102)	(102)
Prepaid expenses	(105)	(129)
Other	(24)	(37)
Total liabilities	(1,095)	(1,242)
	$446	$413

Retained earnings include approximately $2,100,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $714,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 10:	Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2006	2005
Commitments to extend credit	$28,214	$25,205
Standby letters of credit	740	497

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2010 through 2029. Rental expense included in the consolidated statements of income for the years ended December 31, 2006 and 2005 was $115,000 and $114,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Future minimum lease payments under the leases are:

2007	$115
2008	117
2009	122
2010	91
2011	88
Thereafter	1,746
Total minimum lease payments	$2,279

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 11:	Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2006, the stockholder’s equity of the Bank was $29,161,000, of which approximately $28,343,000 was restricted from dividend distribution to the Company.

Note 12:	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2006 and 2005, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2006 that management believes have changed the Bank’s classification.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total risk-based capital (to risk-weighted assets)	$30,472	12.92%	$18,868	8.00%	$23,585	10.00%
Tier 1 capital (to risk-weighted assets)	28,798	12.21%	9,434	4.00%	14,151	6.00%
Core capital (to adjusted total assets)	28,798	8.47%	13,599	4.00%	16,999	5.00%
Core capital (to adjusted tangible assets)	28,798	8.47%	6,800	2.00%		N/A
Tangible capital (to adjusted total assets)	28,798	8.47%	5,100	1.50%		N/A
2005
Total risk-based capital (to risk-weighted assets)	$29,967	13.1%	$18,303	8.0%	$22,878	10.0%
Tier 1 capital (to risk-weighted assets)	27,993	12.2%	9,151	4.0%	13,727	6.0%
Core capital (to adjusted total assets)	27,993	8.5%	13,114	4.0%	16,383	5.0%
Core capital (to adjusted tangible assets)	27,993	8.5%	6,557	2.0%	—	N/A
Tangible capital (to adjusted total assets)	27,993	8.5%	4,918	1.5%	—	N/A

Note 13:	Employee Benefits

The Bank provides pension benefits for substantially all of the Bank’s employees who were employed by the Bank prior to September 1, 2005, through its participation in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense related to this plan was $234,000, $191,000 and $45,000 for the years ended December 31, 2006, 2005 and 2004.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. For employees hired prior to September 1, 2005, the Bank matches employees’ contributions at the rate of 50 percent for the first 6 percent of W-2 earnings contributed by participants. For employees hired on or after September 1, 2005, the Bank matches employees’ contributions at the rate of 100 percent for the first 6 percent of W-2 earnings contributed by participants. The Bank’s expense for the plan was $59,000, $51,000 and $45,000 for the years ended December 31, 2006, 2005 and 2004.

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $75,000, $80,000 and $64,000 for the years ended December 31, 2006, 2005 and 2004.

The Company has an ESOP covering substantially all employees of the Company and Bank. The ESOP acquired 190,440 shares of the Company’s common stock at $10 per share with funds provided by a loan from the Company. The loan was paid off on December 31, 2005. There were no unearned ESOP shares at December 31, 2006 and December 31, 2005. At December 31, 2004, there were 13,102 unearnd ESOP shares that had a fair value of $295,000. Shares are released to participants proportionately. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which may be distributed to participants or used to repay the loan, were treated as compensation expense.

All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. During 2006, compensation was recorded based on the annual contributions to the ESOP. Prior to 2006, compensation expense was recorded equal to the fair market value of the stock when contributions were made to the ESOP. ESOP expense for the years ended December 31, 2006, 2005 and 2004 was $200,000, $269,000 and $373,000. At December 31, 2006, the ESOP had 143,969 allocated shares, no suspense shares and no committed-to-be released shares. At December 31, 2005, the ESOP had 147,733 allocated shares, no suspense shares and no committed-to-be released shares. At December 31, 2004, the ESOP had 177,338 allocated shares, 13,102 suspense shares and no committed-to-be released shares.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. The RRP has purchased 75,390 shares of the Company’s common stock in the open market. At December 31, 2006, 74,990 shares had been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $33,000, $32,000 and $50,000 for the years ended December 31, 2006, 2005 and 2004.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Unvested RRP shares at December 31, 2006:

	Number of Shares	Grant Date Fair Value

Beginning of year	$6,560	$21.11
Granted	—
Exercised	(1,710)	19.31
Forfeited or expired	(500)	20.16

End of year	$4,350	$21.94

Unearned compensation at December 31, 2006 related to RRP shares is $95,000 and will be recognized over a weighted average period of 3.3 years.

Note 14:	Related Party Transactions

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2006	$1,305
Change in composition	—
New loans, including renewals	125
Payments, etc., including renewals	507
Balances, December 31, 2006	$923

Deposits from related parties held by the Bank at December 31, 2006 and 2005 totaled $1,580,000 and $1,190,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 15:	Stock Option Plan

The Company’s Incentive Stock Option Plan (the Plan), which is shareholder approved, permits the grant of stock options to its directors, officers and other key employees. The Plan authorized the grant of options for up to 238,050 shares of the Company’s common stock, which generally vest at a rate of 20 percent a year and have a 10-year contractual term. The Company believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company generally issues shares from its authorized shares to satisfy option exercises.

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2004

Expected volatility	12.40%
Expected dividends	2.91%
Expected term (in years)	7
Risk-free rate	2.40%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

A summary of option activity under the Plan as of December 31, 2006 and 2005, and changes during the years then ended, is presented below:

	2006
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	98,200	$8.29
Granted	—
Exercised	(36,336)	7.33
Forfeited or expired	—

Outstanding, end of year	61,864	$8.85	3.5	$592,000

Exercisable, end of year	57,664	$8.04	3.3	$586,000

The weighted-average grant-date fair value of options granted during 2004 was $2.13. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $405,000, $157,000 and $287,000, respectively.

As of December 31, 2006, there was $2,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

During 2006, the Company recognized $2,000 of share-based compensation expense with no tax benefit related to the share based compensation expense.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 16:	Earnings Per Share

	2006			2005			2004
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common stockholders	$1,945	1,607,319	$1.21	$2,086	1,579,762	$1.32	$2,347	1,586,889	$1.48
Effect of Dilutive Stock Options		38,857			59,778			70,015
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,945	1,646,176	$1.18	$2,086	1,639,540	$1.27	$2,347	1,656,904	$1.42

Note 17:	Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Investment Securities - Fair values are based on quoted market prices.

Loans Held for Sale - Fair values are based on quoted market prices.

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

FHLB Stock - Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Deposits - The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Short-Term Borrowings - The fair value of short-term borrowings approximates carrying value.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Federal Home Loan Bank Advances - The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Other Borrowings - The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Advance Payment by Borrowers for Taxes and Insurance - The fair value approximates carrying value.

Off-Balance Sheet Commitments - Commitments include commitments to originate mortgage and consumer loans and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair value of these financial instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$11,808	$11,808	$17,730	$17,730
Investment securities available for sale	65,150	65,150	59,609	59,609
Loans including loans held for sale, net	241,887	242,697	228,885	228,636
Interest receivable	2,334	2,334	2,059	2,059
Stock in FHLB	4,400	4,400	4,050	4,050
Liabilities
Deposits	220,238	219,850	206,733	205,906
Short-term borrowings	—	—	14,565	14,565
FHLB advances	88,000	88,303	75,000	73,738
Other borrowings	7,217	7,141	7,217	7,153
Interest payable	705	705	554	554
Advance payments by borrowers for taxes and insurance	85	85	72	72
Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 18:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2006	2005
Assets
Cash and due from banks	$2,255	$1,345
Investment in common stock of the Bank	29,161	28,596
Investment in RVB Trust I	217	217
Other assets	555	589
Total assets	$32,188	$30,747
Liabilities
Borrowings	$7,217	$7,217
Dividends payable	324	311
Other liabilities	500	201
Total liabilities	8,041	7,729
Stockholders' Equity	24,147	23,018
Total liabilities and stockholders' equity	$32,188	$30,747

Condensed Statements of Income
	2006	2005	2004
Income
Dividends from the Bank	$2,000	$2,000	$500
Other income	7	19	32
Total income	2,007	2,019	532
Expenses
Interest expense	462	462	462
Other expenses	273	166	148
Total expenses	735	628	610
Income (loss) before income tax and equity in undistributed income of subsidiary	1,272	1,391	(78)
Income tax benefit	281	269	229
Income before equity in undistributed income of subsidiary	1,553	1,660	151
Equity in undistributed income of the Bank	392	426	2,196
Net Income	$1,945	$2,086	$2,347

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Condensed Statements of Cash Flows
	2006	2005	2004
Operating Activities
Net income	$1,945	$2,086	$2,347
Items not requiring (providing) cash	(57)	117	(1,991)
Net cash provided by operating activities	1,888	2,203	356
Financing Activities
Purchase of stock	(46)	(248)	(1,895)
Proceeds from exercise of stock options	266	72	118
Proceeds from borrowings	0	—	—
Tax benefit on stock options exercised	51	—	—
Cash dividends	(1,249)	(1,211)	(1,110)
Net cash used in financing activities	(978)	(1,387)	(2,887)
Net Change in Cash and Cash Equivalents	910	816	(2,531)
Cash and Cash Equivalents at Beginning of Year	1,345	529	3,060
Cash and Cash Equivalents at End of Year	$2,255	$1,345	$529

Note 19:	Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2006
March	$4,444	$2,498	$1,946	$84	$403	$0.25	$0.25
June	4,750	2,724	2,026	84	503	0.31	0.31
September	4,707	2,834	1,873	48	473	0.29	0.29
December	5,009	2,997	2,012	48	566	0.35	0.34
	$18,910	$11,053	$7,857	$264	$1,945	$1.21	$1.18
2005
March	$3,785	$1,793	$1,992	$72	$515	$0.33	$0.31
June	4,002	1,927	2,075	72	630	0.40	0.38
September	4,116	2,086	2,030	72	576	0.36	0.35
December	4,395	2,349	2,046	72	365	0.23	0.23
	$16,298	$8,155	$8,143	$288	$2,086	1.32	1.27

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 20:	Future Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets−an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available−for−sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative−effect adjustment to retained earnings. Management does not intend to carry servicing rights at fair value and therefore does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes− an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position or results of operations.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06−5, Accounting for Purchases of Life Insurance− Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect this issue to have a material impact on its consolidated financial position or results of operations.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 18, 2007 (the “2007 Proxy Statement”) with the caption “Proposal I - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2007 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2007 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Company’s Form 10-KSB filed for the year ended December 31, 2003, and a link to that filing is posted at our website at http://www.rvfbank.com under “About Our Stock.” In addition, the Company will provide a copy, without charge, upon a request directed to Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Proposal I - Election of Directors,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors for 2006” and “Compensation. Committe Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal I - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	61,864(1)	$8.85 (1)	40,508
Equity compensation plans not approved by security holders	(2)	(2)
Total		$(3)

(1) River Valley Bancorp Stock Option Plan.
(2) River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 4,350 shares granted to management but not yet vested. In addition, 70,640 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:
1. Financial Statements:
See “Contents” of Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by this reference.
2.  Financial Statement Schedules:
All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related Notes contained in Item 8.

3. Exhibits:
The exhibits listed in the Exhibit Index are filed with or incorporated herein by reference.
Copies of any Exhibits are available from the Company upon request by contacting Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVER VALLEY BANCORP

Date: March 13, 2007	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 13, 2007
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		) )
)
/s/ Larry C. Fouse		)	March 13, 2007
Larry C. Fouse	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Robert W. Anger		)	March 13, 2007
Robert W. Anger	Director	)
)
)
/s/ Matthew P. Forrester		)	March 13, 2007
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 13, 2007
Michael J. Hensley	Director	)
)
)
/s/ L. Sue Livers		)	March 13, 2007
L. Sue Livers	Director	)
)
)
/s/ Fred W. Koehler		)	March 13, 2007
Fred W. Koehler	Director	)
)
)
/s/ Charles J. McKay		)	March 13, 2007
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-05121) (the “Registration Statement”)
	(2)	Amended Code of By-Laws is incorporated by reference to Exhibit 3(2) to the Registrant’s Form 10-KSB filed on March 31, 2005
4	(1)	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Indenture, dated March 26, 2003, incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-QSB filed May 15, 2003
(2)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Trust Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-QSB filed May 15, 2003

	(3)	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Guarantee Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-QSB filed May 15, 2003
10	(1)*	Employment Agreement between River Valley Financial Bank and Matthew P. Forrester is incorporated by reference to Exhibit 10(1) to the Registrant’s Form 10-KSB filed on March 31, 2005
	(2)*	Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10(8) to the Registration Statement
	(3)*	Director Deferred Compensation Joinder Agreement − Robert W. Anger is incorporated by reference to Exhibit 10(10) to the Registration Statement
	(4)*	Director Deferred Compensation Joinder Agreement − Earl W. Johann is incorporated by reference to Exhibit 10(12) to the Registration Statement
	(5)*	Director Deferred Compensation Joinder Agreement − Frederick W. Koehler is incorporated by reference to Exhibit 10(13) to the Registration Statement
	(6)*	Director Deferred Compensation Joinder Agreement − Michael Hensley is incorporated by reference to Exhibit 10(15) to the Registration Statement
(7)*
Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

	(8)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the Form 10-KSB filed March 31, 2005
	(9)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the Form 10-KSB filed March 31, 2005
	(10)*	Employment Agreement between River Valley Financial Bank and Gregory T. Siegrist is incorporated by reference to Exhibit 10 of Registrant’s Form 10-QSB filed November 15, 2004

Exhibit No.		Description

	(11)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 21, 2005
	(12)*	Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) of Registrant’s Form 10-KSB filed March 31, 2005
	(13)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) of Registrant’s 10-KSB filed on March 31, 2005
	(14)*	Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s 10-KSB filed on March 31, 2005
	(15)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 21, 2005
	(16)*	Employment Agreement between River Valley Financial Bank and Anthony D. Brandon is incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on August 4, 2005
	(17)*	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 31, 2007
(18)*
Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 31, 2007

	(19)*	Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 31, 2007
14		Code of Ethics is incorporated by reference to Exhibit 14 of Registrant’s Form 10-KSB filed March 30, 2004
21		Subsidiaries of the Registrant
23		Consent of BKD, LLP
31	(1)	CEO Certification
	(2)	CFO Certification
32		Section 906 Certification
* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.