Form 10-Q
period 2007-03-31
RIVER VALLEY BANCORP
filed 2007-05-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2007 was 1,616,130.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheet

	March 31, 2007 (Unaudited)	December 31, 2006
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$4,326	$6,838
Interest-bearing demand deposits	6,900	4,736
Fed funds sold	578	234
Cash and cash equivalents	11,804	11,808
Investment securities available for sale	60,350	65,150
Loans	245,405	244,063
Allowance for loan losses	(2,050)	(2,176)
Net loans	243,355	241,887
Premises and equipment	7,799	7,813
Federal Home Loan Bank stock	4,550	4,400
Interest receivable	2,126	2,334
Cash surrender value life insurance	7,282	7,222
Other assets	1,575	1,635
Total assets	$338,841	$342,249

Liabilities
Deposits
Non-interest-bearing	$20,340	$19,340
Interest-bearing	197,194	200,898
Total deposits	217,534	220,238
Borrowings	94,217	95,217
Interest payable	701	705
Other liabilities	2,055	1,942
Total liabilities	314,507	318,102

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,616,130 and 1,620,431 shares	9,022	9,129
Retained earnings	15,555	15,346
Accumulated other comprehensive loss	(243)	(328)
Total shareholders’ equity	24,334	24,147

Total liabilities and shareholders’ equity	$338,841	$342,249

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest Income
Loans receivable	$4,176	$3,706
Investment securities	659	592
Interest-earning deposits and other	123	146
Total interest income	4,958	4,444

Interest Expense
Deposits	1,859	1,515
Borrowings	1,150	983
Total interest expense	3,009	2,498

Net Interest Income	1,949	1,946
Provision for loan losses	48	84
Net Interest Income After Provision for Loan Losses	1,901	1,862

Other Income
Service fees and charges	503	475
Net realized losses on sales of available-for-sale securities	(22)	0
Net gains on loan sales	28	22
Increase in cash value of life insurance	60	46
Other income	99	29
Total other income	668	572

Other Expenses
Salaries and employee benefits	1,022	985
Net occupancy and equipment expenses	286	293
Data processing fees	19	30
Advertising	68	55
Legal and professional fees	95	36
Amortization of mortgage servicing rights	81	99
Other expenses	261	352
Total other expenses	1,832	1,850

Income Before Income Tax	737	584
Income tax expense	204	181

Net Income	$533	$403

Basic earnings per share	$.33	$.25
Diluted earnings per share	.32	.25
Dividends per share	.20	.195

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net income	$533	$403
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $38 and (2).	72	(88)

Less: Reclassification of adjustment for gains (losses) included in net income, net of tax expense (benefit) of $(9) and $0	(13)	0
	85	(88)
Comprehensive income	$618	$315

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Operating Activities
Net income	$533	$403
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	48	84
Depreciation and amortization	143	159
Investment securities gains	22	0
Loans originated for sale in the secondary market	(1,722)	(1,082)
Proceeds from sale of loans in the secondary market	1,733	1,091
Gain on sale of loans	(28)	(22)
Amortization of net loan origination cost	110	39
Employee Stock Option Plan compensation	44	0
Net change in:	0
Interest receivable	208	161
Interest payable	(4)	305
Other adjustments	(3)	(1,182)
Net cash provided by (used in) operating activities	1,084	(44)

Investing Activities
Purchases of securities available for sale	(1,971)	(5,402)
Proceeds from sale/maturity of securities available for sale	6,916	3,005
Purchase of Federal Home Loan Bank stock	(150)	0
Net change in loans	(1,626)	(2,365)
Purchases of premises and equipment	(131)	(97)
Proceeds from sale of foreclosed real estate	0	372
Other investing activities	1	0
Net cash provided by (used in) investing activities	3,039	(4,487)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	(4,705)	11,749
Certificates of deposit	2,001	(3,240)
Short term borrowings	0	(14,565)
Proceeds from borrowings	12,000	0
Repayment of borrowings	(13,000)	0
Cash dividends	(324)	(311)
Excess tax benefit on stock options exercised	8	32
Stock options exercised	22	104
Purchase of stock	(183)	0

Advances by borrowers for taxes and insurance	54	42
Net cash used in financing activities	(4,127)	(6,189)

Net Change in Cash and Cash Equivalents	(4)	(10,720)
Cash and Cash Equivalents, Beginning of Period	11,808	17,730
Cash and Cash Equivalents, End of Period	$11,804	$7,010
Additional Cash Flows and Supplementary Information
Interest paid	$3,013	$2,193
Income tax paid	0	274

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$533	1,614,802	$.33	$403	1,590,550	$.25

Effect of dilutive RRP awards and stock options		29,514			47,535
Diluted earnings per share
Income available to common shareholders and assumed conversions	$533	1,644,316	$.32	$403	1,638,085	$.25

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at March 31, 2007, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

NOTE 4: CHANGE IN ACCOUNTING PRINCIPLE

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

NOTE 5: Future Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on financial condition or results of operations.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06−5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption EITF No. 06-5 will have a material impact on financial condition of results of operations.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on financial condition or results of operations.

NOTE 6:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 consolidated condensed financial statements to conform to the March 31, 2007 presentation.

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

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 55 through 58 of the Annual Report to Shareholders for the year ended December 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

The Corporation’s primary market area for lending is Clark, Floyd and Jefferson counties in southeastern Indiana and portions of northeastern Kentucky. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

The Corporation has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2007 and December 31, 2006, mortgage servicing rights had carrying values of $461,000 and $525,000, respectively.

FINANCIAL CONDITION

At March 31, 2007, the Corporation’s consolidated assets totaled $338.8 million, a decrease of $3.4 million, or 1.0% from December 31, 2006. The decrease in assets resulted primarily from slight decreases in the investment portfolio of $4.8 million which funded increases in the loan portfolio of $1.5 million and other liquidity needs.

The Corporation’s consolidated allowance for loan losses totaled $2.0 million and $2.2 million on March 31, 2007 and December 31, 2006, respectively, which represented .84% and .89% of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1,120,000 and $1,114,000 at March 31, 2007 and December 31, 2006 respectively. Although management believes that its allowance for loan losses at March 31, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $217.5 million at March 31, 2007, a decrease of $2.7 million, or 1.2%, compared to total deposits at December 31, 2006. This change was due primarily to decreases in the level of demand deposits, offset by increases in funds held in savings accounts and Certificates of Deposits.

Borrowings totaled $94.2 million at March 31, 2007 versus $95.2 million on December 31, 2006. Of these totals, $87.0 million and $88.0 million respectively were FHLB Advances with average rates of 4.66% and 4.63%. Our interest spread continues to suffer as a result.

Shareholders’ equity totaled $24.3 million at March 31, 2007, an increase of $.2, or .78% from $24.1 million at December 31, 2006. The increase resulted primarily from the Corporation’s increased net income for the period.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2007, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

GENERAL

The Corporation’s net income for the three months ended March 31, 2007, totaled $533,000, an increase of $130,000 or 32.3% from the $403,000 reported for the period ended March 31, 2006. The increase in income in the 2007 period was primarily attributable to increases in non-interest income and management of non-interest expenses.

NET INTEREST INCOME

Total interest income for the three months ended March 31, 2007 amounted to $5.0 million, an increase of $.5 million, or 11.6%, from the comparable period in 2006, reflecting the effects of an increase in average interest-earning assets outstanding and an increase in the average loan rate of approximately 0.4%.

Interest expense on deposits increased by $.3 million, or 22.7%, to a total of $1.9 million for the three months ended March 31, 2007, due primarily to an increase in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $1.2 million for the three months ended March 31, 2007, an increase of $.2 million, from the comparable period in 2006. This increase was the result of higher borrowing levels, with slight increases in the overall cost of borrowing, period to period.

Net Interest Income remained constant at $1.9 million for both March 31, 2007 and the same period of 2006, due primarily to the effective management of the interest margin.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $48,000 provision for losses on loans for the three months ended March 31, 2007, and $84,000 for the same period in 2006. The 2007 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at March 31, 2007, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $96,000, during the three months ended March 31, 2007, as compared to the same period in 2006. The change was primarily due to increases in Trust department income and service charge fees, period to period.

OTHER EXPENSE

Other expenses remained constant, period to period, for March 31, 2007, as compared to the same period in 2006. Period to period increases in personnel costs and professional expenses were offset by decreases in other managed expenses such as data processing and advertising costs.

INCOME TAXES

The provision for income taxes totaled $204,000 for the three months ended March 31, 2007, an increase of $23,000, or 12.7%, as compared to the same period in 2006, due to increased net income for the period.

 OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address   is http://www.sec.gov .

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An important part of River Valley Financial Bank’s asset/liability management policy includes examining the interest rate sensitivity of the assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

Presented below, as of December 31, 2006 and 2005, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

December 31, 2006
Net Portfolio Value					NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
		(Dollars in thousands)
+300	bp	$43,156	$(1,918)	-4%	12.56%	-15	bp
+200	bp	44,200	(873)	-2%	12.72%	+1	bp
+100	bp	45,280	206	0%	12.88%	+17	bp
0	bp	45,073	0	0	12.71%
-100	bp	44,007	(1,066)	-2%	12.33%	-38	bp
-200	bp	44,123	(951)	-2%	12.24%	-47	bp

December 31, 2005
Net Portfolio Value					NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
		(Dollars in thousands)
+300	bp	$42,677	$1,471	+4%	12.92%	+76	bp
+200	bp	42,552	1,346	+3%	12.76%	+60	bp
+100	bp	41,998	792	+2%	12.49%	+33	bp
0	bp	41,206	0	0	12.16%
-100	bp	39,614	(1,592)	-4%	11.62%	-54	bp
-200	bp	36,914	(4,292)	-10%	10.79%	137	bp

Management believes at March 31, 2007 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

A. Evaluation of disclosure controls and procedures . The Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

B. Changes in internal control over financial reporting . There were no changes in the Corporation’s internal control over financial reporting identified in connection with the Corporation’s evaluation of controls that occurred during the Corporation’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2007 *	10,000	$18.265	0	0
February 2007	0	0	0	0
March 2007	0	0	0	0
Total	10,000	$18.265	0	0

* 10,000 shares were purchased in January from the beneficiaries of a deceased shareholder.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

10(1)	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007
10(2)	Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester
10(3)	Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester.
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 14, 2007	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

10(1)	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2007
10(2)	Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2007
10(3)	Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2007
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached