Form 10-Q
period 2007-06-30
RIVER VALLEY BANCORP
filed 2007-08-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2007 was 1,627,933.

RIVER VALLEY BANCORP
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheet

	June 30, 2007 (Unaudited)	December 31, 2006
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$4,790	$6,838
Interest-bearing demand deposits	7,244	4,736
Fed funds sold	0	234
Cash and cash equivalents	12,034	11,808
Investment securities available for sale	57,718	65,150
Loans held for sale	365	0
Loans	244,914	244,063
Allowance for loan losses	(1,904)	(2,176)
Net loans	243,010	241,887
Premises and equipment	7,788	7,813
Federal Home Loan Bank stock	4,550	4,400
Interest receivable	2,115	2,334
Cash surrender value life insurance	7,366	7,222
Other assets	1,760	1,635
Total assets	$336,706	$342,249

Liabilities
Deposits
Non-interest-bearing	$20,973	$19,340
Interest-bearing	193,404	200,898
Total deposits	214,377	220,238
Borrowings	95,217	95,217
Interest payable	688	705
Other liabilities	2,147	1,942
Total liabilities	312,429	318,102

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,627,933 and 1,620,431 shares	9,133	9,129
Retained earnings	15,788	15,346
Accumulated other comprehensive loss	(644)	(328)
Total shareholders’ equity	24,277	24,147

Total liabilities and shareholders’ equity	$336,706	$342,249

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$8,444	7,697	4,268	3,991
Investment securities	1,288	1,211	629	619
Interest-earning deposits and other	248	286	125	140
Total interest income	9,980	9,194	5,022	4,750

Interest Expense
Deposits	3,708	3,272	1,849	1,757
Borrowings	2,308	1,950	1,158	967
Total interest expense	6,016	5,222	3,007	2,724

Net Interest Income	3,964	3,972	2,015	2,026
Provision for loan losses	96	168	48	84
Net Interest Income After Provision for Loan Losses	3,868	3,804	1,967	1,942

Other Income
Net realized losses on sales of available-for-sale securities	(22)	0	0	0
Service fees and charges	1,033	962	530	487
Net gains on loan sales	45	55	17	33
Increase in cash value of life insurance	144	98	83	51
Trust Income	128	63	57	31
Other income	70	20	43	24
Total other income	1,398	1,198	730	626

Other Expenses
Salaries and employee benefits	2,093	1,987	1,070	1,002
Net occupancy and equipment expenses	584	583	298	290
Data processing fees	35	55	16	25
Advertising	155	130	88	75
Legal and professional fees	203	99	108	63
Amortization of mortgage servicing rights	161	199	80	100
Other expenses	543	639	282	287
Total other expenses	3,774	3,692	1,942	1,842
Income Before Income Tax	1,492	1,310	755	726
Income tax expense	402	404	197	223

Net Income	$1,090	906	558	503

Basic earnings per share	$.67	.57	.34	.31
Diluted earnings per share	.66	.55	.34	.31
Dividends per share	.40	.39	.20	.195

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)

Net income	$1,090	906	558	503
Other comprehensive income, net of tax
Unrealized losses on securities available for sale
Unrealized holding losses arising during the period, net of tax benefit of $185, $155, $223, and $157	(329)	(371)	(402)	(283)
Less: Reclassification adjustment for losses included in net income, net of tax benefit of $9, $0, $0, and $0.	(13)

Comprehensive income	$774	535	156	220

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Operating Activities
Net income	$1,090	906
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	96	168
Depreciation and amortization	294	319
Investment securities gains	22	0
Loans originated for sale in the secondary market	(3,226)	(2,360)
Proceeds from sale of loans in the secondary market	2,878	2,197
Gain on sale of loans	(45)	(55)
Amortization of net loan origination cost	108	72
Employee Stock Ownership Plan compensation	88	10
Net change in:
Interest receivable	219	38
Interest payable	(17)	84
Other adjustments	46	(1,084)
Net cash provided by operating activities	1,553	295

Investing Activities
Purchases of securities available for sale	(5,951)	(8,908)
Proceeds from sale of securities available for sale	5,917	0
Proceeds from maturities of securities available for sale	7,016	4,009
Purchase of Federal Home Loan Bank stock	(150)	0
Net change in loans	(1,389)	(3,748)
Purchases of premises and equipment	(274)	(158)
Proceeds from sale of foreclosed real estate	0	506
Other investing activities	1	0
Net cash provided by (used in) investing activities	5,170	(8,299)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	(4,320)	11,970
Certificates of deposit	(1,541)	774
Short term borrowings	0	(14,565)
Proceeds from borrowings	28,000	9,000
Repayment of borrowings	(28,000)	(8,000)
Cash dividends	(647)	(620)
Excess tax benefit on stock options exercised	9	43
Stock options exercised	90	162
Purchase of stock	(183)	0
Advances by borrowers for taxes and insurance	95	14
Net cash used in financing activities	(6,497)	(1,222)

Net Change in Cash and Cash Equivalents	226	(9,226)
Cash and Cash Equivalents, Beginning of Period	11,808	17,730
Cash and Cash Equivalents, End of Period	$12,034	8,504
Additional Cash Flows and Supplementary Information
Interest paid	$6,016	5,138
Income tax paid	220	574

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

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

NOTE 2:  PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank. The Bank currently owns four subsidiaries. Madison First Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land and cash but does not otherwise engage in significant business activities. RVFB Investments, Inc., RVFB Holdings, Inc., and RVFB Portfolio, LLC were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

NOTE 3:   EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,090	1,618,166	$.67	906	1,598,487	$.57
Effect of dilutive RRP awards and stock options		27,763			44,201
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,090	1,645,929	$.66	906	1,642,688	$.55

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$558	1,621,493	$.34	503	1,606,336	$.31
Effect of dilutive RRP awards and stock options		26,012			40,867
Diluted earnings per share
Income available to common shareholders and assumed conversions	$558	1,647,506	$.34	503	1,647,203	$.31

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

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

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06−5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance).  This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  Adoption of EITF No. 06-5 has not had a material impact on the financial condition of results of operations.

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

NOTE 6:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 consolidated condensed financial statements to conform to the June 30, 2007 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2007 and December 31, 2006, mortgage servicing rights had carrying values of $391,000 and $525,000, respectively.

FINANCIAL CONDITION

At June 30, 2007, the Corporation’s consolidated assets totaled $336.7 million, a decrease of $5.5 million, or 1.6% from December 31, 2006. The decrease in assets resulted primarily from a $7.4 million decline in the investment portfolio offset in part by a $2.5 million increase in loans, including loans held for sale.  Deposits also declined by $5.9 million due in part to a decline in local municipality deposits.

The Corporation’s consolidated allowance for loan losses totaled $1.9 million and $2.2 million on June 30, 2007 and December 31, 2006, respectively, which represented .78% and .89% of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $2,197,000 and $1,114,000 at June 30, 2007 and December 31, 2006 respectively. The increase in non-performing loans from December 31, 2006 to June 30, 2007 was primarily due to an increase in non-performing residential loans which are well collateralized.  Although management believes that its allowance for loan losses at June 30, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $214.4 million at June 30, 2007, a decrease of $5.9 million, or 2.7%, compared to total deposits at December 31, 2006. This change was due primarily to decreases in the level of demand deposits held by local municipalities due to the late collection of tax revenues.

Borrowings remained steady at $95.2 million from December 31, 2006 to June 30, 2007. Of total borrowings, $88.0 million represents FHLB Advances with average rates of 4.63% and 4.69% period to period.

Shareholders’ equity totaled $24.3 million at June 30, 2007, an increase of $130,000, or .54% from the $24.1 million reported at December 31, 2006. The increase in shareholders’ equity was primarily due to net income of $1.1 million offset by dividends of $649,000 and an increase in unrealized losses on securities available for sale of $316,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2007, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

GENERAL

The Corporation’s net income for the six months ended June 30, 2007, totaled $1,090,000, an increase of $184,000 or 20.4% from the $906,000 reported for the period ended June 30, 2006. The increase in income in the 2007 period was primarily attributable to increases in non-interest income.

NET INTEREST INCOME

Total interest income for the six months ended June 30, 2007 increased by $786,000, or 8.6%, to $10.0 million from the $9.2 million recorded for the same period in 2006.  The increase represents across the board increases, with increases in non-interest income exceeding the increases in non-interest expense.

Total interest expense for the same period nearly matched the increase in interest income with an increase of $795,000, or 15.2%, from $5.2 million at June 30, 2006 to $6.0 million at June 30, 2007.  Of this increase, $436,000 was attributable to interest expense on deposits and $358,000 to interest expense on borrowings.  These increases translate to a 13.3% increase in interest expense on deposits, to $3.7 million for the six months ended June 30, 2007 and 18.4% increase on interest expense on borrowings, to $2.3 million at the same date.

Net Interest Income remained constant at $4.0 million for both June 30, 2007 and the same period of 2006, due primarily to the effective management of the interest margin.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $96,000 provision for losses on loans for the six months ended June 30, 2007, as compared to $168,000 for the same period in 2006. The 2007 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the decrease in the level of delinquent loans year-to-year. While management believes that the allowance for losses on loans is adequate at June 30, 2007, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $200,000, during the six months ended June 30, 2007, as compared to the same period in 2006. This change was due to an increase in income from trust department operations of approximately $60,000, over the same period in 2006 due primarily to estate fees collected, increases in service charges and fees of $71,000 over the same period, and $37,000 in revenue from the Bank’s new wealth management division.

OTHER EXPENSE

Other expenses remained constant at $3.7 million, period to period, for June 30, 2007 and June 30, 2006. Period to period increases in personnel costs and professional expenses were offset by decreases in other managed expenses such as data processing expenses and a reduction in the amortization expense for mortgage servicing rights.

INCOME TAXES

The provision for income taxes totaled $402,000 for the six months ended June 30, 2007, in line with the $404,000 for the same period in 2006.  The effective tax rate for the six months ended June 30, 2007 was 26.9% as compared to 30.8% for the same period in 2006.  The decrease was primarily due to an increase in tax-exempt income from cash surrender value life insurance and municipal investments.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

GENERAL

The Corporation’s net income for the three months ended June 30, 2007, totaled $558,000, an increase of $55,000, or 10.9% from the $503,000 of net income reported in the comparable 2006 period. The increase represents across the board increases, with increases in non-interest income exceeding increases in non-interest expense.

NET INTEREST INCOME

Total interest income for the three months ended June 30, 2007 amounted to $5.0 million, a increase of $272,000, or 5.7%, from the comparable quarter in 2006, reflecting the effects of an increase in average interest-earning assets outstanding. Interest income on loans totaled $4.3 million for the three months ended June 30, 2007, an increase of $277,000, or 6.9%, from the comparable quarter in 2006.  The average yield on loans at June 30, 2007 was 7.05% compared to 6.79%, an increase of .26%, for the same date in 2006.

Interest expense on deposits experienced a modest modest increase of $92,000, or 5.2%, to a total of $1.9 million for the three months ended June 30, 2007 as compared to the same period in 2006.  Interest expense on borrowings totaled $1.2 million for the three months ended June 30, 2007, an increase of $191,000, or 19.8%, over the comparable quarter in 2006. The increase resulted from an increase in the average borrowings outstanding from year-to-year. The average cost of deposits at June 30, 2007 was 3.84% compared to 3.58% for the same date in 2006, a change of .26%, nearly exactly matching the changes in loan yields over the same period.

As a result of the foregoing offsetting changes in interest income and interest expense, net interest income remained constant at $2.0 million for both three month periods.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $48,000 provision for losses on loan for the three months ended June 30, 2007 and $84,000 was recorded in the 2006 period. While management believes that the allowance for losses on loans is adequate at June 30, 2007, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $104,000, or 16.7%, for the three months ended June 30, 2007, as compared to the same period in 2006, due to strong income in the trust and wealth management divisions and increased income from service charges and fees.

OTHER EXPENSE

Other expenses increased by $100,000, or 5.4%, during the three months ended June 30, 2007, compared to the same period in 2006. The increase was due to an increase in salaries/benefits due to the growth of the Bank, and professional fees incurred during the period.

INCOME TAXES

The provision for income taxes totaled $197,000 for the three months ended June 30, 2007, a decrease of $26,000, or 11.8%, as compared to the same period in 2006.   The effective tax rate for the quarter ended June 30, 2007 was 26.1% as compared to 30.7% for the same period in 2006.  The decrease was primarily due to an increase in tax-exempt income from cash surrender value life insurance and municipal investments.

RECENT DEVELOPMENTS

June 20, 2007 the Company’s Board of Directors of River Valley Bancorp notified the Office of Thrift Supervision of their intent to establish a branch at the corner of Paoli Pike and Scottsville Road in Floyd Knobs, Indiana, to be opened mid-year 2008.

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

Presented below, as of March 31, 2007 and 2006, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

March 31, 2007

Net Portfolio Value					NPV as % of PV of Assets
Changes In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$38,602	$(1,859)	-5%	11.49%	-16	bp
+200	bp	39,634	(828)	-2%	11.66%	+1	bp
+100	bp	40,597	136	0%	11.80%	-15	bp
0	bp	40,462			11.65%
-100	bp	39,371	(1,090)	-3%	11.25%	-39	bp
-200	bp	37,491	(2,971)	-7%	10.66%	-98	bp

March 31, 2006

Net Portfolio Value					NPV as % of PV of Assets
Changes In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$42,566	$(277)	-1%	13.12%	+28	bp
+200	bp	42,792	(51)	0%	13.07%	+22	bp
+100	bp	42,953	110	0%	13.00%	+15	bp
0	bp	42,843			12.85%
-100	bp	41,640	(1,203)	-3%	12.41%	-44	bp
-200	bp	39,474	(3,369)	-8%	11.72%	-113	bp

Management believes at June 30, 2007 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On April 27, 2007, Cecilia Means filed a putative class action complaint in the Marion County Superior Court, Marion County, Indiana, on behalf of herself and others who paid funds into a pre-need trust (the “Pre-Need Trust”) for burial services and merchandise from Grandview Memorial Gardens, against the Bank, a former trustee of the Pre-Need Trust; three other banks that serve or have served as trustees of the Pre-Need Trust; and the current and former owners of Grandview Memorial Gardens.  The complaint alleges that the Bank and other trustees did not properly account for funds placed in the Pre-Need Trust and did not properly verify the legitimacy of disbursements from the Pre-Need Trust in violation of certain state statutes and in breach of the trustees’ alleged fiduciary duties.  The complaint is not specific as to the amount of damages sought but states that the plaintiff believes that the Pre-Need Trust has an estimated $4 million in unfunded liabilities. The Bank believes that it has meritorious defenses to the allegations, and the Bank intends to vigorously defend against the litigation.

ITEM 1A.  RISK FACTORS.

There have been no material changes with respect to the risk factors disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On April 18, 2007, the Annual Meeting of the Corporation was held.  One director was elected to the following term, by the following votes:
Charles J. McKay (three year term)	Votes for: 1,402,468	Votes against: 15,978

ITEM 5.  OTHER INFORMATION.

Effective June 19, 2007 the Board of Directors of River Valley Bancorp voted to amend its Code of By-Laws to establish an age limitation of 75 years of age for the election, re-election, appointment or reappointment of any director to the Board. A copy of the Code of By-Laws as amended is attached as Exhibit 3(1) to this Form 10-Q.

ITEM 6.  EXHIBITS.

3(1)	Amended Code of By-Laws of River Valley Bancorp, As Amended July 19, 2007
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 14, 2007	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
3(1)	Amended Code of By-Laws of River Valley Bancorp, As Amended July 19, 2007	Attached
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached