Form 10-Q
period 2007-09-30
RIVER VALLEY BANCORP
filed 2007-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2007 was 1,630,432.

RIVER VALLEY BANCORP
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheet

	September 30, 2007 (Unaudited)	December 31, 2006
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$5,101	$6,838
Interest-bearing demand deposits	2,782	4,736
Fed funds sold	0	234
Cash and cash equivalents	7,883	11,808
Investment securities available for sale	63,520	65,150
Loans held for sale	228	0
Loans	254,791	244,063
Allowance for loan losses	(2,019)	(2,176)
Net loans	252,772	241,887
Premises and equipment	7,672	7,813
Federal Home Loan Bank stock	4,550	4,400
Interest receivable	2,573	2,334
Cash surrender value life insurance	7,443	7,222
Other assets	1,386	1,635
Total assets	$348,027	$342,249

Liabilities
Deposits
Non-interest-bearing	$19,867	$19,340
Interest-bearing	203,050	200,898
Total deposits	222,917	220,238
Borrowings	97,217	95,217
Interest payable	718	705
Other liabilities	2,265	1,942
Total liabilities	323,117	318,102

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, without par value
Authorized and unissued - 2,000,000 shares
Common stock, without par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,630,432 and 1,620,431 shares	9,099	9,129
Retained earnings	15,994	15,346
Accumulated other comprehensive loss	(183)	(328)
Total shareholders’ equity	24,910	24,147

Total liabilities and shareholders’ equity	$348,027	$342,249

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$12,862	11,659	4,418	3,962
Investment securities	1,960	1,880	672	669
Interest-earning deposits and other	413	362	165	76
Total interest income	15,235	13,901	5,255	4,707

Interest Expense
Deposits	5,684	5,083	1,976	1,811
Borrowings	3,484	2,973	1,176	1,023
Total interest expense	9,168	8,056	3,152	2,834

Net Interest Income	6,067	5,845	2,103	1,873
Provision for loan losses	292	216	196	48
Net Interest Income After Provision for Loan Losses	5,775	5,629	1,907	1,825

Other Income
Net realized losses on sales of available-for-sale securities	(22)	(47)	0	(47)
Service fees and charges	1,570	1,500	538	538
Net gains on loan sales	85	109	40	54
Increase in cash value of life insurance	221	148	77	50
Trust Income	163	93	35	30
ATM/Merchant Income	126	48	59	18
Other income	105	22	34	2
Total other income	2,248	1,873	783	645

Other Expenses
Salaries and employee benefits	3,192	2,982	1,099	995
Net occupancy and equipment expenses	877	869	293	286
Data processing fees	149	125	47	40
Advertising	244	201	89	71
Legal and professional fees	300	145	97	46
Amortization of mortgage servicing rights	234	291	73	92
Other expenses	818	916	275	277
Total other expenses	5,814	5,529	1,973	1,807
Income Before Income Tax	2,209	1,973	717	663
Income tax expense	586	594	185	190

Net Income	$1,623	1,379	532	473

Basic earnings per share	$1.00	.86	.33	.29
Diluted earnings per share	.98	.84	.32	.29
Dividends per share	.60	.585	.20	.195

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)

Net income	$1,623	1,379	532	473
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of ($74), $26, ($259), and ($183)	132	(46)	462	325
Less: Reclassification adjustment for losses included in net income, net of tax benefit of $9, $18, $0, and $18.	(13)	(28)	0	(28)
	145	(18)	462	353
Comprehensive income	$1,768	1,361	994	826

See notes to consolidated condensed financial statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Operating Activities
Net income	$1,623	1,379
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	292	216
Depreciation and amortization	444	481
Investment securities gains	22	47
Loans originated for sale in the secondary market	(5,003)	(3,643)
Proceeds from sale of loans in the secondary market	4,813	3,628
Gain on sale of loans	(85)	(109)
Amortization of net loan origination cost	93	110
Employee Stock Ownership Plan compensation	136	0
Net change in:
Interest receivable	(239)	(144)
Interest payable	13	112
Other adjustments	281	(377)
Net cash provided by operating activities	2,390	1,700

Investing Activities
Purchases of securities available for sale	(14,341)	(17,018)
Proceeds from sale of securities available for sale	8,917	6,012
Proceeds from maturities of securities available for sale	7,345	5,948
Purchase of Federal Home Loan Bank stock	(150)	(100)
Net change in loans	(11,435)	(9,265)
Purchases of premises and equipment	(306)	(234)
Proceeds from sale of foreclosed real estate	103	506
Other investing activities	(1)	(44)
Net cash used in investing activities	(9,868)	(14,195)

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	3,128	8,842
Certificates of deposit	(449)	1,233
Short term borrowings	0	(14,565)
Proceeds from borrowings	25,000	29,000
Repayment of borrowings	(23,000)	(21,000)
Cash dividends	(973)	(934)
Excess tax benefit on stock options exercised	8	49
Stock options exercised	90	229
Purchase of common stock	(183)	0
Acquisition of stock for stock benefit plans	(107)	0
Advances by borrowers for taxes and insurance	39	45
Net cash provided by financing activities	3,553	2,899

Net Change in Cash and Cash Equivalents	(3,925)	(9,596)
Cash and Cash Equivalents, Beginning of Period	11,808	17,730
Cash and Cash Equivalents, End of Period	$7,883	8,134
Additional Cash Flows and Supplementary Information
Interest paid	$9,155	7,944
Income tax paid	496	754

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

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3:     EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,623	1,621,862	$1.00	$1,379	1,603,263	$.86
Effect of dilutive RRP awards and stock options		26,546			41,339
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,623	1,648,408	$.98	$1,379	1,644,602	$.84

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$532	1,629,132	$.33	$473	1,612,660	$.29
Effect of dilutive RRP awards and stock options		24,111			35,613
Diluted earnings per share
Income available to common shareholders and assumed conversions	$532	1,653,243	$.32	$473	1,648,273	$.29

Options to purchase 5,000 shares of common stock at $22.67 per share were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

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

NOTE 6:     RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 consolidated condensed financial statements to conform to the September 30, 2007 presentation.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2007 and December 31, 2006, mortgage servicing rights had carrying values of $338,000 and $525,000, respectively.

FINANCIAL CONDITION

At September 30, 2007, the Corporation’s consolidated assets totaled $348.0 million, an increase of $5.8 million, or 1.7% from December 31, 2006.  The net increase was a result of $11.0 million in new loans added to the portfolio, a $3.9 million reduction in cash and cash equivalents, and a $1.6 million reduction in investment securities.  This activity was funded by increases in deposits and borrowings.

The Corporation’s consolidated allowance for loan losses totaled $2.0 million and $2.2 million on September 30, 2007 and December 31, 2006, respectively, which represented .79% and .89% of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1,948,000 and $1,114,000 at September 30, 2007 and December 31, 2006 respectively. The increase in non-performing loans from December 31, 2006 to September 30, 2007 was primarily due to an increase in non-performing residential loans which are well collateralized.  Although management believes that its allowance for loan losses at September 30, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.

Deposits totaled $222.9 million at September 30, 2007, an increase of $2.7 million, or 1.2%, compared to total deposits at December 31, 2006. This change was due primarily to the late collection of tax revenues by local municipalities.

Borrowings used primarily to fund lending, increased slightly by $2.0 million from $95.2 million at December 31, 2006 to $97.2 million at September 30, 2007. Of total borrowings, $90.0 million represents FHLB Advances with an average rate of 4.69% at the end of both periods.

Shareholders’ equity totaled $24.9 million at September 30, 2007, an increase of $763,000, or 3.16% from the $24.1 million reported at December 31, 2006. The increase in shareholders’ equity was primarily due to net income of $1.6 million and a decrease in unrealized losses on securities available for sale of $145,000, offset by dividends of $975,000. The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2007, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

GENERAL

The Corporation’s net income for the nine months ended September 30, 2007, totaled $1,623,000, an increase of $244,000 or 17.7% from the $1,379,000 reported for the period ended September 30, 2006. The increase in income in the 2007 period was primarily attributable to increases in non-interest income and a modest increase in net interest income.

NET INTEREST INCOME

Total interest income for the nine months ended September 30, 2007 increased by $1.3 million, or 9.6%, to $15.2 million from the $13.9 million recorded for the same period in 2006.  The increase was a reflection of growth in the loan portfolio and modest increases in the yields on investments.

Total interest expense for the same period showed an increase of $1.1 million, or 13.8%, from $8.1 million at September 30, 2006 to $9.2 million at September 30, 2007.  Of this increase, $511,000 was attributable to increased costs for advances from the Federal Home Loan Bank and $601,000 in the cost of deposits.

Net interest income showed a modest gain of $222,000, or 3.8% for the nine months ended September 30, 2007 over the same period of 2006, $6.1 million and $5.8 million, respectively.  This gain reflects the effective management of the interest margin during somewhat difficult times.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $292,000 provision for losses on loans for the nine months ended September 30, 2007, as compared to $216,000 for the same period in 2006. The 2007 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with an increase in the level of delinquent loans year-to-year fueled by a slowdown in the real estate market and the economy in general. While management believes that the allowance for losses on loans is adequate at September 30, 2007, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $375,000, during the nine months ended September 30, 2007, as compared to the same period in 2006. This change was due primarily to increases in income from trust department estate fees collected of approximately $70,000, increases in service fees primarily for overdrafts of $70,000, increased income of $78,000 for merchant interchange fees under a newly implemented ATM/Debit processing system, and $37,000 in revenue from the Bank’s new wealth management division.  Increased revenue relative to increases in the cash surrender values of bank owned life insurance also contributed approximately $73,000 to the overall increase in other income.  Whereas the other increases may be typical in future periods, trust fees collected in relation to estate administration cannot be predicted.

OTHER EXPENSE

Other expenses increased from $5.5 million at September 30, 2006 to $5.8 million at September 30, 2007, an increase of approximately 5.5% period to period. Period to period increases in personnel costs and professional expenses were offset by decreases in other managed expenses and a reduction in the amortization expense for mortgage servicing rights.  Specifically, professional fees increased primarily due to the Bank’s implementation of Sarbanes-Oxley legislation, and the expense for office supplies decreased by $26,000.

INCOME TAXES

The provision for income taxes totaled $586,000 for the nine months ended September 30, 2007, comparable to the $594,000 for the same period in 2006.  The effective tax rate for the nine months ended September 30, 2007 was 26.5% as compared to 30.1% for the same period in 2006.  The decrease was primarily due to an increase in tax-exempt income from cash surrender value life insurance and municipal investments.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

GENERAL

The Corporation’s net income for the three months ended September 30, 2007, totaled $532,000, an increase of $59,000, or 12.6% from the $473,000 of net income reported in the comparable 2006 period.

NET INTEREST INCOME

Total interest income for the three months ended September 30, 2007 amounted to $5.3 million, an increase of $548,000, or 11.6%, from the comparable quarter in 2006, reflecting the effects of an increase in average interest-earning assets outstanding. Interest income on loans totaled $4.4 million for the three months ended September 30, 2007, an increase of $456,000, or 11.5%, from the comparable quarter in 2006.  The average yield on loans at September 30, 2007 was 7.05% compared to 6.91%, an increase of .14%, for the same date in 2006.

Interest expense on deposits experienced an increase of $165,000, or 9.1%, to a total of $2.0 million for the three months ended September 30, 2007 as compared to the same period in 2006.  Interest expense on borrowings totaled $1.2 million for the three months ended September 30, 2007, an increase of $153,000, or 14.9%, over the comparable quarter in 2006. The increase resulted from an increase in the average borrowings outstanding from period to period. The average cost of deposits and borrowed money at September 30, 2007 was 3.82% compared to 3.70% for the same date in 2006, a change of .12%, slightly less than the changes in loan yields over the same period.

As a result of the foregoing offsetting changes in interest income and interest expense, net interest income increased by 12.3% from $1.9 million for the three months ended September 30,2006 to $2.1 million for the same period in 2007, a $230,000 increase period to period.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $196,000 provision for losses on loans for the three months ended September 30, 2007 and $48,000 was recorded for the same period in 2006. This increase in provision expense reflects uncertainties in the real estate market and increases in non-performing loans period to period.  While management believes that the allowance for losses on loans is adequate at September 30, 2007, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $138,000, or 21.4%, for the three months ended September 30, 2007, as compared to the same period in 2006, due primarily to increased value in the cash surrender value of bank owned life insurance, increased income for merchant interchange fees under a newly implemented ATM/Debit processing system, and income from the Bank’s wealth management division.

OTHER EXPENSE

Other expenses increased by $166,000, or 9.2%, during the three months ended September 30, 2007, compared to the same period in 2006. The increase was due to an increase in salaries/benefits due to the growth of the Bank, and professional fees incurred during the period for Sarbanes-Oxley implementation, offset by savings in data processing costs and office supplies.

INCOME TAXES

The provision for income taxes totaled $185,000 for the three months ended September 30, 2007, as compared to $190,000 for the same period in 2006.  The effective tax rate for the quarter ended September 30, 2007 was 25.8% as compared to 28.7% for the same period in 2006.  The decrease was primarily due to an increase in tax-exempt income from cash surrender value life insurance and municipal investments.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address   is http://www.sec.gov .

As disclosed in the June 30, 2007 10-Q, on June 20, 2007 the Company’s Board of Directors announced their intent to establish a branch at the corner of Paoli Pike and Scottsville Road in Floyd Knobs, Indiana, to be opened mid-year 2008.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An important part of River Valley Financial Bank’s asset/liability management policy includes examining the interest rate sensitivity of the assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

Presented below, as of June 30, 2007 and 2006, is an analysis performed by the OTS of River Valley’s interest rate risk as measured by changes in River Valley’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

June 30, 2007
Net Portfolio Value					NPV as % of PV of Assets
Changes In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$ 44,673	$ (1,348)	-3%	13.22%	+4	bp
+200	bp	45,319	(703)	-2%	13.27%	+8	bp
+100	bp	45,823	(199)	0%	13.27%	+8	bp
0	bp	46,022			13.18%
-100	bp	44,674	(1,348)	-3%	12.72%	-47	bp
-200	bp	42,547	(3,475)	-8%	12.05%	-113	bp

June 30, 2006
Net Portfolio Value					NPV as % of PV of Assets
Changes In Rates		$ Amount	$ Change	% Change	NPV Ratio	Change
		(Dollars in thousands)

+300	bp	$ 39,587	$ (1,849)	-4%	12.14%	-18	bp
+200	bp	40,214	(1,222)	-3%	12.21%	-11	bp
+100	bp	40,893	(544)	-1%	12.28%	-3	bp
0	bp	41,436			12.32%
-100	bp	40,736	(700)	-2%	12.02%	-29	bp
-200	bp	39,074	(2,362)	-6%	11.48%	-84	bp

Management believes at September 30, 2007 there have been no material changes in River Valley’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

As previously reported in the Form 10-Q for the quarter ended June 30, 2007, on April 27, 2007, Cecilia Means filed a putative class action complaint in the Marion County Superior Court, Marion County, Indiana, on behalf of herself and others who paid funds into a pre-need trust (the “Pre-Need Trust”) for burial services and merchandise from Grandview Memorial Gardens, against the Bank, a former trustee of the Pre-Need Trust; three other banks that serve or have served as trustees of the Pre-Need Trust; and the current and former owners of Grandview Memorial Gardens.  The complaint alleges that the Bank and other trustees did not properly account for funds placed in the Pre-Need Trust and did not properly verify the legitimacy of disbursements from the Pre-Need Trust in violation of certain state statutes and in breach of the trustees’ alleged fiduciary duties.  The complaint is not specific as to the amount of damages sought but states that the plaintiff believes that the Pre-Need Trust has an estimated $4 million in unfunded liabilities. The Bank believes that it has meritorious defenses to the allegations, and the Bank continues to vigorously defend against the litigation.

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

RIVER VALLEY BANCORP

Date: November 14, 2007	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached