Form 10-K
period 2007-12-31
RIVER VALLEY BANCORP
filed 2008-03-17
CIK 1015593

THE SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from _______ to ______

000-21765
Commission File Number

RIVER VALLEY BANCORP
(Exact name of registrant as specified in its charter)

INDIANA	35-1984567
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

430 Clifty Drive, P.O. Box 1590, Madison, Indiana	47250-0590
(Address of principal executive offices)	(Zip Code)

(812) 273-4949
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of June 30, 2007, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $25,808,400 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 23, 2008, there were issued and outstanding 1,634,931 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on April 16, 2008 are incorporated in Part III.

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
ITEM 1.BUSINESS.
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

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 44.7% of the Bank’s total loan portfolio at December 31, 2007. The Bank identified loans totaling $312,000 as held for sale at December 31, 2007. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans. The Bank’s primary market areas are Jefferson and

Clark Counties in Southeastern Indiana and adjacent Carroll County in Kentucky. The Company’s Internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

Loan Portfolio Data. The following table sets forth the composition of the Bank’s loan portfolio, including loans held for sale, as of December 31, 2007, 2006, 2005, 2004 and 2003 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$118,113	44.7%	$104,404	42.2%	$96,766	41.0%	$103,606	43.0%	$89,787	45.6%
Multi-family	10,274	3.9	9,613	3.9	8,412	3.6	8,100	3.4	5,009	2.6
Construction	14,319	5.4	17,993	7.3	13,549	5.7	20,046	8.3	8,689	4.4
Nonresidential real estate	69,031	26.1	64,130	25.9	65,310	27.7	59,702	24.8	50,995	25.9
Land loans	12,033	4.6	15,790	6.4	16,744	7.1	7,933	3.3	5,393	2.7
Consumer loans:
Automobile loans	2,686	1.0	2,853	1.1	3,444	1.5	4,675	1.9	6,347	3.2
Loans secured by deposits	632	.2	605	.2	510	.2	553	.2	427	.2
Other	2,718	1.0	2,802	1.2	2,986	1.3	3,659	1.5	3,513	1.8
Commercial loans	34,649	13.1	29,000	11.8	28,148	11.9	32,582	13.6	26,764	13.6
Gross loans receivable	264,455	100.0	247,190	100.0	235,869	100.00	240,856	100.00	196,924	100.00

Add/(Deduct):
Deferred loan origination costs	494	.2	487	.2	488	.2	496	.2	461	.2
Undisbursed portions of loans in process	(4,113)	(1.6)	(3,614)	(1.5)	(5,152)	(2.2)	(8,812)	(3.7)	(3,868)	(2.0)
Allowance for loan losses	(2,208)	(.8)	(2,176)	(.9)	(2,320)	(1.0)	(2,364)	(1.0)	(2,056)	(1.1)
Net loans receivable	$258,628	97.8%	$241,887	97.8%	$228,885	97.0%	$230,176	95.6%	$191,461	97.2%

The following table sets forth certain information at December 31, 2007, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance Outstanding at	Due During Years Ended December 31
	December 31, 2007	2008	2009	2010 to 2011	2012 to 2016	2017 to 2021	2022 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$118,113	$616	$45	$770	$5,494	$11,941	$99,247
Multi-family	10,274	—	—	170	140	622	9,342
Construction	14,319	13,520	799	—	—	—	—
Nonresidential Real estate loans	69,031	156	77	557	5,741	5,801	56,699
Land loans	12,033	3,436	124	17	877	578	7,001
Consumer loans:
Loans secured by deposits	632	466	53	24	89	—	—
Other loans	5,404	1,208	752	2,151	1,248	45	—
Commercial loans	34,649	24,103	4,524	1,710	3,876	436	—
Total	$264,455	$43,505	$6,374	$5,399	$17,465	$19,423	$172,289

The following table sets forth, as of December 31, 2007, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2008
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
One-to-four-family	$20,770	$96,727	$117,497
Multi-family	413	9,861	10,274
Construction	0	799	799

Non-residential real estate loans	5,256	63,619	68,875
Land loans	134	8,463	8,597
Consumer loans:
Loans secured by deposits	166	0	166
Other loans	4,123	73	4,196
Commercial loans	5,875	4,671	10,546
Total	$36,737	$184,213	$220,950

Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $118.1 million, or 44.7% of the Bank’s portfolio of loans, at December 31, 2007, consisted of one- to four-family residential loans, of which approximately 81.7% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank’s ARMs were indexed to the 11th District Cost of Funds. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below.  However, no “teaser” rates were currently being offered at December 31, 2007. The Bank’s ARMs have a current margin above such index of 3% for owner-occupied properties and 3.5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2007 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2007, approximately 18.3% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2007, the Bank had approximately $78.0 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan.  During 2007 the Bank originated and retained $8.7 million of fixed rate one- to four-family residential mortgage loans that typically would be sold to the secondary market, but were held by the Bank for investment purposes.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2007, the Bank had outstanding approximately $9.9 million of home equity loans, with unused lines of credit totaling approximately $14.3 million. Two home equity loans were included in non-performing assets on that date in the amount of $13,000. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

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

At December 31, 2007, $657,000 of one- to four-family residential mortgage loans, or .25% of total loans, were included in the Bank’s non-performing assets.

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

At December 31, 2007, $14.3 million, or 5.4% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2007 totaled $1.2 million. There were no non-performing construction loans at December 31, 2007.

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

Nonresidential Real Estate Loans. At December 31, 2007, $69.0 million, or 26.1% of the Bank’s portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate, adjustable rate loans of varying rates with lock in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2007, the Bank’s largest nonresidential real estate loan was $3.8 million. Nonresidential real estate loans in the amount of $568,000, or ..22% of total loans, were included in non-performing assets at December 31, 2007.

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

Multi-family Loans. At December 31, 2007, approximately $10.3 million, or 3.9% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2007 was $1.2 million and was secured by a 46-unit apartment complex in Hanover, Indiana. No multi-family loans were included in non-performing assets as of December 31, 2007.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2007, approximately $12.0 million, or 4.6% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans;  i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2007, the Bank’s largest land loan totaled $2.5 million.  $225,000 of land loans, or .09% of total loans, were included in non-performing assets as of December 31, 2007.

Land loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost over-runs rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

Commercial Loans. At December 31, 2007, $34.6 million, or 13.1% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2007, approximately $28.9 million, or 83.3%, of the Bank’s commercial loans were secured by collateral, such as equipment, inventory and crops. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2007, the largest commercial loan was $2.5 million. As of the same date, commercial loans totaling $373,000 were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $6.0 million at December 31, 2007, or 2.2% of the Bank’s total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2007, 96.6% of the Bank’s consumer loans were secured by collateral.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2007, consumer loans amounting to $2,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans. The Bank historically originated its ARMs pursuant to its own underwriting standards.   In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2007, the Bank serviced $78.0 million in loans sold to the FHLMC.

The Bank confines its loan origination activities primarily to Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. At December 31, 2007, the Bank held loans totaling approximately $55.5 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s seven full-service offices.

The Bank’s loan approval processes are intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

Under the Bank’s lending policy, a loan officer may approve mortgage loans up to $150,000, a Senior Loan Officer may approve mortgage loans up to $417,000 and the President may approve mortgage loans up to $417,000. All other mortgage loans must be approved by at least four members of the Bank’s Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $150,000, by a Senior Loan Officer for up to $417,000 and by the President up to $417,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $50,000, by a Senior Loan Officer up to $100,000 and by the President up to $200,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $15,000 or up to $25,000 by a Senior Loan Officer or up to $50,000 by the President. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank’s Board of Directors.

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

The Bank occasionally purchases and sells participations in commercial loans, non-residential real estate and multi-family loans to or from other financial institutions. At December 31, 2007, the Bank held in its loan portfolio participations in these types of loans aggregating approximately $4.7 million that it had purchased or sold.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Loans Disbursed:
Residential real estate loans (1)	$46,496	$42,320	$45,163
Multi-family loans	2,351	1,770	923
Construction loans	10,708	19,107	18,958
Non-residential real estate loans	8,488	10,042	12,549
Land loans	8,963	5,761	9,728
Consumer and other loans	4,037	4,260	4,244
Commercial loans	28,835	21,034	26,400
Total loans disbursed	109,878	104,294	117,965
Reductions:
Sales	6,514	5,501	13,902
Principal loan repayments and other (2)	86,623	85,791	105,354
Total reductions	93,137	91,292	119,256
Net Increase (decrease)	$16,741	$13,002	$(1,291)

(1)	Includes loans originated for sale in the secondary market.
(2)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

Non-performing Assets. At December 31, 2007, $1.8 million, or .52% of consolidated total assets, were non-performing loans compared to $1.1 million, or .33% of consolidated total assets, at December 31, 2006. The Bank had $184,000 of REO at December 31, 2007.

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

	At December 31
	2007	2006	2005
	(In thousands)
Non-performing assets:
Non-performing loans	$1,825	$1,114	$1,747
Foreclosed real estate	184	—	271
Total non-performing assets	$2,009	$1,114	$2,018

Total non-performing loans to total loans	0.71%	0.46%	0.76%
Total non-performing assets to total assets	0.57%	0.33%	0.61%

At December 31, 2007, the Bank held loans delinquent from 30 to 89 days totaling $2.0 million. Other than in connection with these loans and other delinquent loans disclosed in this section, management was not aware of any other borrowers who were experiencing financial difficulties. In addition, there were no other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2007, 2006, and 2005 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2007				At December 31, 2006				At December 31, 2005
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Residential real estate loans	15	$1,064	14	$657	11	$310	13	$709	9	$1,306	11	$941
Construction loans.	1	30	—	—	2	306	—	—	1	20	2	215
Land loans	1	46	1	225	—	—	—	—	—	—	1	28
Non-residential real estate loans	2	376	3	568	1	64	1	210	1	207	1	110
Consumer loans	13	63	1	2	7	15	4	12	10	81	2	9
Commercial loans	5	419	3	373	7	53	2	183	1	13	4	444
Total	37	$1,998	22	$1,825	28	$748	20	$1,114	22	$1,627	21	$1,747
Delinquent loans to total loans				1.48%				0.77%				1.47%

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

At December 31, 2007, the aggregate amount of the Bank’s classified assets are as follows:

At December 31, 2007
(In thousands)
Substandard assets	$7,034
Doubtful assets	417
Loss assets	0
Total classified assets	$7,451

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank’s classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2007. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$2,176	$2,320	$2,364	$2,056	$2,101
Charge-offs:
Single-family residential	(270)	(247)	(190)	(24)	(401)
Consumer	(183)	(178)	(217)	(150)	(242)
Commercial loans	(213)	(19)	—	—	(100)
Total charge-offs	(666)	(444)	(407)	(174)	(743)
Recoveries	136	36	75	144	190
Net charge-offs	(530)	(408)	(332)	(30)	(553)
Provision for losses on loans	562	264	288	338	508
Balance end of period	$2,208	$2,176	$2,320	$2,364	$2,056
Allowance for loan losses as a percent of total loans outstanding	0.83%	0.89%	1.00%	1.02%	1.06%
Ratio of net charge-offs to average loans outstanding before net items	.20%	.17%	.14%	.01%	.29%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Residential real estate	$743	54.0%	$954	53.4%	$1,102	50.3%	$930	54.7%	$1,007	52.6%
Nonresidential real estate	0	30.7	—	32.3	64	34.8	162	28.1	171	28.6
Consumer loans	57	2.2	171	2.5	156	3.0	226	3.7	246	5.2
Commercial loans	892	13.1	855	11.7	724	11.9	807	13.5	512	13.6
Unallocated	515	0	196	—	274	—	239	—	120	—
Total	$2,208	100.0%	$2,176	100.0%	$2,320	100.0%	$2,364	100.0%	$2,056	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2007, the investments in the portfolio had a carrying value of approximately $59.0 million, or 16.9%, of the consolidated total assets.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$35,821	$36,123	$50,812	$50,369	$57,737	$56,986
Corporate bonds	888	888	—	—	—	—
Municipal securities	15,598	15,644	14,776	14,712	2,562	2,540
Total available for sale	52,307	52,655	65,588	65,081	60,299	59,526
FHLB stock	4,750	4,750	4,400	4,400	4,050	4,050
Total investments	$57,057	$57,405	$69,988	$69,481	$64,349	$63,576

The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007.

	Amount at December 31, 2007 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$17,983	4.01%	$9,960	4.90%	$3,966	5.39%	$3,912	5.54%
Municipal securities	375	3.08%	1,109	3.44%	3,903	3.83%	10,211	3.94%
Corporate	—	—	—	—	—	—	888	6.53%

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

At December 31, 2007, the Bank had mortgage-backed securities with a carrying value of approximately $6.3 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government Agency securities	$5,275	$5,353	$—	$—	$—	$—
Collateralized mortgage obligations	981	991	68	69	83	83
Total mortgage-backed securities	$6,256	$6,344	$68	$69	$83	$83

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007.

	Amount at December 31, 2007 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale	$—	$—	$—	$—	$—	$—	$5,275	5.68%
CMO’s	—	—	—	—	1	8.50%	980	5.39%

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio for the years ended December 31, 2007, 2006, and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Beginning balance	$68	$83	$113
Purchases	6,423	—	—
Sales proceeds	—	—	—
Repayments	(236)	(15)	(30)
Losses on sales	—	—	—
Premium and discount amortization, net	1	—	—
Unrealized gains (losses) on securities available for sale	—	—	—
Ending balance	$6,256	$68	$83

SOURCES OF FUNDS

General.  Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities.  In addition to deposits, the Bank derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets, and borrowings.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions, and levels of competition.  Borrowings from the FHLB of Indianapolis may be used in the short term to compensate for reductions in deposits or deposit inflows at less than projected levels.

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

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2007 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2007	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Non-interest bearing accounts	$100	$18,619	8.47%	0.00%
Savings accounts	50	24,730	11.26	1.87
MMDA	2,500	23,814	10.84	3.69
NOW accounts	1,000	59,603	27.13	3.27
Total withdrawable		126,766	57.70	2.46
Certificates (original terms):
I.R.A.	$2,500	$6,666	3.03%	4.29%
3 month	2,500	25	0.01	2.75
6 months	2,500	5,006	2.28	4.86
9 month	2,500	3,152	1.44	5.05
12 months	2,500	10,693	4.87	4.29
15 month	2,500	22,159	10.09	4.95
18 month	2,500	1,525	0.69	4.70
24 months	2,500	2,998	1.37	4.74
30 months	2,500	752	0.34	4.24
36 months	2,500	1,023	0.47	4.06
41 months	2,500	481	0.22	5.40
48 months	2,500	1,590	0.72	4.01
60 months	2,500	4,348	1.98	4.06
Jumbo certificates	2,500	32,498	14.79	4.83
Total certificates		92,916	42.30	4.70
Total deposits		$219,682	100.00%	3.41%

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2007	2006	2005
	(In thousands)
0.00 to 3.00%	$493	$4,264	$35,227
3.01 to 5.00%	50,008	68,257	63,455
5.01 to 6.00%	42,415	29,480	3,759
6.01 to 7.00%	0	—	—
7.01 to 8.00%	0	—	—
Total	$92,916	$102,001	$102,441

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2007. Matured certificates, which have not been renewed as of December 31, 2007, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2007 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 3.00%	$297	$—	$—	$196
3.01 to 5.00%	39,524	6,496	1,309	2,679
5.01 to 6.00%	37,874	2,733	907	901
6.01 to 7.00%	0	0	0	0
7.01 to 8.00%	0	0	0	0
Total	$77,695	$9,229	$2,216	$3,776

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

At December 31, 2007
Maturity Period	(In thousands)
Three months or less	$7,783
Greater than three months through six months	8,303
Greater than six months through twelve months	11,805
Over twelve months	4,607
Total	$32,498

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity
	Balance at December 31, 2007	% of Deposits	Increase (Decrease) from 2006	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from 2005	Balance at December 31, 2005	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$18,619	8.47%	$(721)	$19,340	8.78%	$71	$19,269	9.32%
Savings accounts	24,730	11.26	621	24,109	10.95	(4,329)	28,438	13.76
MMDA	23,814	10.84	7,590	16,224	7.37	1,390	14,834	7.18
NOW accounts	59,603	27.13	1,039	58,564	26.59	16,813	41,751	20.20
Total withdrawable	126,766	57.70	8,529	118,237	53.69	13,945	104,292	50.45
Certificates (original terms):
I.R.A.	6,666	3.03	(531)	7,197	3.27	(169)	7,366	3.56
3 months	25	0.01	13	12	—	12	—	—
6 months	5,006	2.28	3,530	1,476	.67	(2,279)	3,755	1.82
9 months	3,152	1.44	848	2,304	1.05	1,168	1,136	.55
12 months	10,693	4.87	(2,320)	13,013	5.91	2,655	10,358	5.01
15 months	22,159	10.09	6,570	15,589	7.08	3,735	11,854	5.73
18 months	1,525	0.69	(1,137)	2,662	1.21	171	2,491	1.20
24 months	2,998	1.37	(1,229)	4,227	1.92	905	3,322	1.61
30 months	752	0.34	(1,091)	1,843	.84	(1,245)	3,088	1.49
36 months	1,023	0.47	(1,499)	2,522	1.14	(131)	2,653	1.28
41 months	481	0.22	481	—	—	—	—	—
48 months	1,590	0.72	174	1,416	.64	(489)	1,905	.92
60 months	4,348	1.98	(3,850)	8,198	3.72	(558)	8,756	4.24
Jumbo certificates	32,498	14.79	(9,044)	41,542	18.86	(4,215)	45,757	22.13
Total certificates	92,916	42.30	(9,085)	102,001	46.31	(440)	102,441	49.55
Total deposits	$219,682	100.00%	$(556)	$220,238	100.00%	$13,505	$206,733	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2007, the Bank had $95.0 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Holding Company’s and the Bank’s borrowings at or for the years ended December 31, 2007, 2006, and 2005.

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$102,217	$95,217	$96,782
Average balance outstanding for period	96,884	86,635	102,501
Maximum amount outstanding at any month-end during the period	102,217	95,217	111,555
Weighted average interest rate during the period	4.83%	4.72%	4.35%
Weighted average interest rate at end of period	4.76%	4.76%	4.36%

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

EMPLOYEES

As of December 31, 2007, the Bank employed 78 persons on a full-time basis and 18 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

REGULATION
GENERAL

As a federally-chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank’s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution’s size, condition and the complexity of its operations. The Bank’s semi-annual assessment is approximately $46,000.

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

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See “-Qualified Thrift Lender.” At December 31, 2007, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2007, the Bank’s investment in stock of the FHLB of Indianapolis was $4.8 million. For the fiscal year ended December 31, 2007, the FHLB of Indianapolis paid approximately $213,000 in cash dividends to the Bank, for an annual rate of  4.66%.

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

INSURANCE OF DEPOSITS

The Bank’s deposits are insured to applicable limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:

•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years

•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts was increased from $100,000 to $250,000 and also will be subject to adjustment for inflation

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

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.  In 2007, the Bank received a one-time credit against future assessments in the amount of $178,000.

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

FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.  For the quarter ended December 31, 2007, the FICO assessment rate was equal to 1.14 cents for each $100 in domestic deposits maintained at an institution.

SAVINGS ASSOCIATION REGULATORY CAPITAL

Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain “core capital” of at least 3% of total assets. Core capital is generally defined as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less non-qualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2007, the Bank was in compliance with all capital requirements imposed by law.

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

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2007, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least as well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association’s common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association’s capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

LOANS TO ONE BORROWER

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2007, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2007, the Bank was in compliance with its QTL requirement, with approximately 73.4% of its portfolio assets invested in QTIs.

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

USA PATRIOT ACT OF 2001

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-

money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. The Company does not anticipate that these changes will materially affect its operations.

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

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2007.

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	$25,052	$373	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	0	228	420
Hilltop Location:
430 Clifty Drive	Owned	1983	164,582	3,047	18,696
Wal-mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,259	22	517

Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	9,840	408	1,344

Location in Charlestown, Indiana:
1025 Highway 62	Leased	2002	2,695	529	1,500

Location in Sellersburg, Indiana:
Highway 311	Owned	2005	5,651	2,779	13,000

Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	4,603	245	1,656

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $204,000 at December 31, 2007.

The Bank operates 12 automated teller machines (“ATMs”), one at each office location (the main office has two), one at Hanover College, in Hanover, Indiana, one in the Big Lots parking lot in Madison, one at Great Escape Theatres in New Albany, Indiana, one at Sellersburg, Indiana, and one at Butler Mall in Carrolton, Kentucky. The Bank’s ATMs participate in the Passport® network.

The Bank performs its own data processing and reporting services.

ITEM 3.    LEGAL PROCEEDINGS.

As previously reported in the Form 10-Qs for the quarters ended September 30, 2007 and June 30, 2007, on April 27, 2007, Cecilia Means filed a putative class action complaint in the Marion County Superior Court, Marion County, Indiana, on behalf of herself and others who paid funds into a pre-need trust (the “Pre-Need Trust”) for burial services and merchandise from Grandview Memorial Gardens, against the Bank, a former trustee of the Pre-Need Trust; three other banks that serve or have served as trustees of the Pre-Need Trust; and the current and former owners of Grandview Memorial Gardens.  The complaint alleges that the Bank and other trustees did not properly account for funds placed in the Pre-Need Trust and did not properly verify the legitimacy of disbursements from the Pre-Need Trust in violation of certain state statutes and in breach of the trustees’ alleged fiduciary duties.  The complaint is not specific as to the amount of damages sought but states that the plaintiff believes that the Pre-Need Trust has an estimated $4 million in unfunded liabilities. The Bank believes that it has meritorious defenses to the allegations, and the Bank continues to vigorously defend against the litigation.

Except as disclosed above, neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Holding Company’s shareholders during the quarter ended December 31, 2007.

ITEM 4.5.    EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank

Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Vickie L. Grimes	Treasurer	Vice President of Finance
Anthony D. Brandon		Executive Vice President
Deanna Liter		Vice President of Data Services
Barbara Eades		Vice President of Retail Banking
Loy Skirvin		Vice President of Human Resources
Mark A. Goley		Vice President of Lending
John Muessel		Vice President – Trust Officer
William H. Hensler		Vice President – Wealth Management

Matthew P. Forrester (age 51) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

Lonnie D. Collins (age 59) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Vickie L. Grimes (age 52) has served as Vice President – Finance since May of 2007.  Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003.  Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 36) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

Deanna Liter (age 44) has served as Vice President of Data Services since 1999. From 1986 to 1997, she was manager of the Citizens’ Data Processing Department.

Barbara Eades (age 58) has served as Vice President of Retail Banking since 2000.  From 1997 to 1999, she was Branch Manager of the downtown branch. She served as Assistant Vice President for Madison First Federal from 1990 to 1996.

Loy Skirvin (age 59) has served as Vice President of Human Resources since 1998.  From 1991 to 1997, she was Human Resources Manager for a manufacturing firm.

Mark A. Goley (age 52) has served as Vice President of Loan Services since 1997.  From 1989 to 1997, he served as Senior Loan Officer for Citizens.

John Muessel (age 55) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

William H. Hensler (age 44) has served as Vice President – Wealth Management since June of 2006.  Prior to joining the Bank he served as a financial consultant with Hilliard Lyons.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

There were 1,634,931 common shares of River Valley Bancorp outstanding at February 23, 2008, held of record by approximately 341 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2004. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2007
December 31	$18.01	$14.29	$0.210
September 30	19.84	17.16	0.200
June 30	18.25	17.00	0.200
March 31	18.05	17.30	0.200
2006
December 31	$19.46	$17.60	$0.200
September 30	18.74	17.80	0.195
June 30	19.82	18.05	0.195
March 31	20.50	18.00	0.195
2005
December 31	$21.25	$17.90	$0.195
September 30	22.06	20.00	0.195
June 30	23.75	19.01	0.195
March 31	24.30	19.82	0.190

The high and low sale prices for River Valley’s common shares between December 31, 2007 and February 23, 2008, were $18.00 and $14.30, respectively.

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

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock during the three months ended December 31, 2007.

ITEM 6.SELECTED FINANCIAL DATA.

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

Selected Consolidated Financial Information and Other Data

	At December 31,
	2007	2006	2005	2004	2003
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$350,061	$342,249	$328,748	$289,427	$255,076
Loans receivable - net (1)	258,628	241,887	228,885	230,513	191,561
Cash and cash equivalents	8,137	11,808	17,730	12,437	12,512
Investment securities	58,999	65,150	59,609	26,964	34,557
Deposits	219,682	220,238	206,733	170,538	179,954
FHLB advances and other borrowings	102,217	95,217	96,782	94,600	50,000
Shareholders’ equity	25,677	24,147	23,018	22,393	22,855

	Year Ended December 31,
	2007	2006	2005	2004	2003
Summary of consolidated income data:	(In thousands, except share data)
Total interest income	$20,558	$18,910	$16,298	$13,545	$12,653
Total interest expense	12,334	11,053	8,155	5,617	5,348
Net interest income	8,224	7,857	8,143	7,928	7,305
Provision for losses on loans	562	264	288	338	508
Net interest income after provision for losses on loans	7,662	7,593	7,855	7,590	6,797
Other income	2,992	2,516	2,500	2,518	3,354
General, administrative and other expense	7,675	7,323	7,094	6,342	5,831

Income before income tax expense	2,979	2,786	3,261	3,766	4,320
Income tax expense	770	841	1,175	1,419	1,665
Net income	$2,209	$1,945	$2,086	$2,347	$2,655
Basic earnings per share	$1.36	$1.21	$1.32	$1.48	$1.67
Diluted earnings per share	$1.34	$1.18	$1.27	$1.42	$1.59

(1)  Includes loans held for sale.

	Year Ended December 31,
Selected financial ratios and other data:	2007	2006	2005	2004	2003

Interest rate spread during period	2.50%	2.53%	2.79%	3.13%	3.21%
Net yield on interest-earning assets (1)	2.56	2.55	2.82	3.19	3.28
Return on assets (2)	.64	.59	.63	.88	1.11
Return on equity (3)	8.92	8.27	9.06	10.46	12.22
Equity to assets (4)	7.21	7.06	7.00	7.73	8.96
Average interest-earning assets to average interest-bearing liabilities	101.49	100.68	101.29	102.51	102.86
Non-performing assets to total assets (4)	.57	.33	.61	0.76	0.18
Allowance for loan losses to total loans outstanding (4)	.83	.89	1.00	1.02	1.06
Allowance for loan losses to non-performing loans (4)	120.99	195.33	132.80	107.41	399.70
Net charge-offs to average total loans outstanding	.21	.17	0.14	0.01	0.29
General, administrative and other expense to average assets (5)	2.23	2.19	2.29	2.38	2.43
Dividend payout ratio	60.45	66.53	61.02	50.70	37.74
Number of full service offices (4)	7	7	7	6	5

(1)	Net interest income divided by average interest-earning assets.
(2)	Net earnings divided by average total assets.
(3)	Net earnings divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.

ITEM 7. MANAGEMENT’S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, River Valley was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2007, and River Valley’s results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2007. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the Company’s loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

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

The Company’s allowance consists of three components: probable incurred losses estimated from individual reviews of specific loans, probable incurred losses estimated from historical loss rates, and probable incurred losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance.

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

Allowances on individual loans and historical loss rates are reviewed no less than quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

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

Discussion of Changes in Financial Condition from December 31, 2006 to December 31, 2007

At December 31, 2007, River Valley’s consolidated assets totaled $350.1 million, representing an increase of $7.8 million over the December 31, 2006 total. This increase in assets was funded by $7.0 million from borrowings from the FHLB and $6.2 million from the proceeds of investment maturities.  Deposits decreased only slightly by $600,000 to a total of $219.7 million at December 31, 2007. Savings and demand deposits increased by $8.5 million, or 7.2%, during 2007, while certificates of deposit experienced an offsetting decrease of $9.1 million for 2007.  Total certificates of deposit at December 31, 2007 totaled $92.9 million compared to $102.0 million for 2006. The Bank’s ability to grow its asset base in the face of relative deposit stagnation reflects the strengths inherent in being a community based financial institution versus being a division of a regionally based institution.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) decreased by $3.7 million from December 31, 2006 levels to a total of $8.1 million at December 31, 2007.

Investment securities totaled $59.0 million at December 31, 2007, a decrease of $6.2 million from December 31, 2006.   Maturities in the investment portfolio were used to fund asset growth, resulting in the indicated decrease. In September of 2005 the Company formed an investment subsidiary in Nevada with the sole purpose of holding liquid investments as interest on these investments is not subject to state taxation.  This resulted in substantial tax savings for the Company in 2007.

Loans receivable, including loans held for sale, totaled $258.9  million at December 31, 2007, an increase of $17.0 million from the $241.9 million total at December 31, 2006.  Despite concerns in the real estate markets in general, there were strong increases in one- to four- family loans originated during 2007, again reflecting the strength in being a community based financial institution. The Bank also saw an increase in commercial lending during the same period.  Over the same period construction lending dropped, a reflection of the depressed national construction market.

River Valley’s consolidated allowance for loan losses totaled approximately $2.2 million for the year ended December 31, 2007 and $2.2 million for the year ended December 31, 2006.  Whereas the total consolidated allowance experienced little change period to period, the total loan portfolio increased, resulting in a lower consolidated allowance as a percent of total loans; 0.83% for 2007 as compared to 0.89% for 2006. Management is aggressive in their analysis of delinquent loans. Likewise, they are conservative in the classification of troubled assets, and in their approach to loan origination in general.  The Bank does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with economic trends in general.  In response to the potential for a downturn in the economy, and to increases in non-performing loans within the Bank, the expense for the provision for loan losses increased from $264,000 in 2006 to $562,000 in 2007, an increase of 112.9%.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1.8 million and $1.1 million at December 31, 2007 and 2006, respectively, an increase of $711,000. A significant portion of the non-performing loan totals are chronic delinquencies currently in foreclosure or bankruptcy.

Although management believes that its allowance for loan losses at December 31, 2007, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations.

Advances from the Federal Home Loan Bank (“FHLB”) and other borrowed money increased by $7.0 million from the total at December 31, 2006. The increases were used to fund asset growth.  The Bank continues to take advantage of the long-term funding done in 2005 with the average rate on advances at December 31, 2007 at 4.64% as compared to 4.63% at the same point in 2006.

Shareholders’ equity totaled $25.7 million at December 31, 2007, an increase of $1.6 million from the $24.1 million total at December 31, 2006. The increase resulted primarily from net income offset by cash dividends and an increase due to an unrealized gain on available for sale securities of $280,000 at December 31, 2007 as opposed to an unrealized loss of $328,000 at the same point in 2006.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

General

River Valley’s net income for the year ended December 31, 2007, totaled $2.2 million, an increase of $264,000, or 13.5%, from net income reported in 2006.  The increase in net income was primarily a result of increased net interest income due to loan growth, affected only slightly by the decrease in the interest spread, and increased non-interest income.  Income tax expense decreased despite the overall increase in income, with a drop in the effective tax rate from 30.2% in 2006 to 25.9% in 2007, a dollar drop of $71,000. Income from the increased average investment in municipals combined with increased average balances in the cash surrender value of Bank owned life insurance, contributed to the drop in the effective tax rate, year to year.

Net Interest Income

Total interest income for the year ended December 31, 2007, amounted to $20.6 million, an increase of $1.6 million, or 8.7%, from the 2006 total, reflecting higher average balances of interest earning assets and higher interest rates. The average balance of interest-earning assets outstanding year-to-year increased by $12.9 million, and the yield on those assets increased from an average yield of 6.13% in 2006 to 6.40% in 2007. Interest income on loans totaled $17.3 million for 2007, an increase of approximately $1.5 million, or 9.3%, from 2006. Interest income on investments, FHLB stock and interest-earning deposits increased by $166,000, or 5.6%, due primarily to the higher rates.

Interest expense on deposits increased by $689,000, or 9.9%, to a total of $7.7 million for the year ended December 31, 2007, due primarily to higher costs of funding higher average balances. The cost of deposits increased from 3.2% in 2006 to 3.5% in fiscal 2007. Interest expense on borrowings totaled $4.7 million for the year ended December 31, 2007, an increase of $592,000 from 2006 as a result of increased average balances in FHLB advances for the year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased during 2007 by $367,000, or 4.7%, compared to 2006. The interest rate spread decreased by 3 basis points from 2.53% in 2006 to 2.50% in 2007, while the net interest margin increased slightly from 2.55% in 2006 to 2.56% at the end of 2007.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by River Valley Financial, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the primary market area, and other factors related to the collectibility of the loan portfolio. As a result of such analysis, management recorded a $562,000 provision for losses on loans in 2007, an increase of $298,000 or 112.9%, compared to the $264,000 provision recorded in 2006. The current period provision generally reflects growth in the loan portfolio and management’s analysis of the delinquency trends for the Bank in view of the local real estate market.

Non-performing loans for the period ended December 31, 2007 were $1.8 million, an increase of approximately $700,000 from the $1.1 million recorded as of fiscal year ended 2006.  Net charge-offs amounted to $530,000 in 2007, compared to $408,000 in 2006. While management believes that the allowance for losses on loans is adequate at December 31, 2007, based upon available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income amounted to $3.0 million for the year ended December 31, 2007, an increase of $476,000, or 18.9%, compared to 2006.  This positive change was the result of increased service fees and charges, increased income from the cash surrender value of bank owned life insurance, and income from the Bank’s trust division relating to estate fees collected during the period.  Whereas the additional income from the bank owned life insurance cash surrender value may be predictable into the upcoming year, income from service fees and charges and trust operations cannot. The volume of loan sales increased from $5.5 million in 2006 to $6.0 million in 2007 with the associated gain/loss on those sales remaining relatively flat year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.7 million for the year ended December 31, 2007, an increase of $352,000 over the 2006 total. Employee compensation and benefits increased by $235,000 in fiscal 2007 as compared to 2006 primarily from the addition of a credit underwriter, a dedicated loan review professional, and wealth management personnel.  Mortgage servicing rights expense decreased by $78,000 in 2007 over the same period in 2006 reflecting a continued trend of lower amortization of those rights as loans serviced for others has declined.

Income Taxes

The provision for income taxes decreased by $71,000 or 8.4%, for the year ended December 31, 2007, as compared to 2006.  Increased average levels of municipal investments held at the Bank’s Nevada subsidiary, and increased income from the cash surrender value of bank owned life insurance, relating to increased balances in that insurance, contributed primarily to a drop in the effective tax rate from 30.2% in 2006 to 25.9% in 2007.

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

	Year Ended December 31,
	2007			2006			2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$5,765	$351	6.09%	$5,807	$286	4.93%	$5,397	$238	4.41%
Other securities (1)	57,632	2,505	4.35	63,258	2,557	4.04	47,845	1,589	3.32
Mortgage-backed securities (1)	2,605	142	5.45	74	4	5.41	93	4	4.30
Loans receivable (2)	250,420	17,347	6.93	234,886	15,865	6.75	231,217	14,297	6.18
FHLB stock	4,575	213	4.66	4,113	198	4.81	3,959	170	4.29
Total interest-earning assets	320,997	20,558	6.40	308,138	18,910	6.14	288,511	16,298	5.65
Non-interest earning assets, net of allowance for loan losses	22,624			23,590			21,163
Total assets	$343,621			$331,728			$309,674
Liabilities/shareholder equity
Interest-bearing liabilities:
Savings deposits	$42,081	1,105	2.63%	$41,228	$963	2.34%	$42,776	$692	1.62%
Interest-bearing demand (3)	75,509	1,839	2.44	74,492	1,826	2.45	45,400	217	0.48
Certificates of deposit	101,800	4,709	4.63	103,706	4,175	4.03	94,168	2,784	2.96
FHLB advances and other borrowings	96,884	4,681	4.83	86,635	4,089	4.72	102,501	4,462	4.35
Total interest-bearing liabilities	316,274	12,334	3.90	306,061	11,053	3.61	284,845	8,155	2.86
Other liabilities	2,575			2,142			1,862
Total liabilities	$318,849			308,203			286,707
Total equity	24,772			23,525			22,967
Total liabilities and equity	$343,621			$331,728			$309,674
Net interest earning assets	$4,723			$2,077			$3,666
Net interest income		$8,224			$7,857			$8,143
Interest rate spread (4)			2.50%			2.53%			2.79%
Net yield on weighted average interest-earning assets (5)			2.56%			2.55%			2.82%
Average interest-earning assets to average bearing liabilities			101.49%			100.68%			101.29%

(1)	Includes securities available for sale at amortized cost prior to SFAS No. 115 adjustments.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Non-Interest Demand Deposit Accounts of $19,359, $20,405, and $17,346
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$20	$60	$80	$26	$50	$76
Investment securities	(99)	185	86	578	390	968
Loans receivable, net	1,069	413	1,482	230	1,338	1,568
Total	990	658	1,648	834	1,778	2,612
Interest-bearing liabilities:
Deposits	(88)	777	689	494	2,777	3,271
FHLB advances and other borrowings	493	99	592	(728)	355	(373)
Total	405	876	1,281	(234)	3,132	2,898
Net change in interest income	$585	$(218)	$367	$1,068	$(1,354)	$(286)

Asset and Liability Management

Like other financial institutions, River Valley Financial is subject to interest rate risk to the extent that interest-earning assets re-price differently than interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, River Valley Financial is using the Net Portfolio Value (“NPV”) methodology adopted by the OTS as part of its capital regulations.

Presented on the following table is an analysis of River Valley Financial’s interest rate risk, as of December 31, 2007 and December 31, 2006, as measured by changes in NPV for an instantaneous and sustained parallel shift of 100 through 300 basis points in market interest rates.

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

As of December 31, 2007
(Dollars in thousands)
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent
+300	$43,230	$(407)	-1%
+200	44,507	870	+2%
+100	44,673	1,036	+2%
—	43,637
-100	41,722	(1,915)	-4%
-200	39,376	(4,261)	-10%
-300 (1)

As of December 31, 2006
(Dollars in thousands)
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent
+300	$43,156	$(1,918)	-4%
+200	44,200	(873)	-2%
+100	45,280	206	0%
—	45,073
-100	44,007	(1,066)	-2%
-200	44,123	(951)	-2%
-300 (1)	0	0	0
_____________________
(1)	At December 31, 2007 and at December 31, 2006, the OTS did not provide information as to interest rate risk for a 300 point decrease.

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

The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted a rule that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. At December 31, 2007,

River Valley Financial Bank had commitments to originate loans totaling $2.5 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $29.3 million. At such date, River Valley Financial Bank had $480,000 in commitments to sell loans and no outstanding commitment to purchase loans. The Company considers River Valley Financial Bank’s liquidity and capital resources sufficient to meet outstanding short and long term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash flows from operating activities	$2,537	$3,542	$3,646

Cash flows from investing activities:
Purchase of securities	(18,181)	(23,139)	(48,816)
Proceeds from maturities of securities	16,483	7,012	15,521
Proceeds from sales of securities	8,910	10,933	—
Net loan originations	(17,715)	(14,384)	536
Other	(662)	(861)	(2,607)

Cash flows from financing activities:
Net increase (decrease) in deposits	(556)	13,505	36,195
Net increase in borrowings	7,000	(1,565)	2,182
Purchase of stock	(183)	(46)	(201)
Other	(1,304)	(919)	(1,163)

Net increase (decrease) in cash and cash equivalents	$(3,671)	$(5,922)	$5,293

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

OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of “risk-weighted assets.” Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of River Valley Financial includes a general loan loss allowance of $1.7 million at December 31, 2007.

River Valley Financial exceeded all of its regulatory capital requirements at December 31, 2007. The following table summarizes River Valley Financial’s regulatory capital requirements and regulatory capital at December 31, 2007:

	OTS Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets (1)	Amount	Amount of Excess
	(Dollars in thousands)

Tangible capital	1.50%	$5,225	8.49%	$29,542	$24,317
Core capital (2)	4.00%	13,933	8.49%	29,542	15,609
Risk-based capital	8.00%	20,209	12.37%	31,276	11,067

(1)	Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

River Valley Bancorp

December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
March 12, 2008

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2007 and 2006

Assets

	2007	2006
	(In Thousands, Except Share Amounts)

Cash and due from banks	$5,131	$6,838
Interest-bearing demand deposits	3,006	4,736
Fed funds sold	—	234
Cash and cash equivalents	8,137	11,808
Investment securities available for sale	58,999	65,150
Loans held for sale	312	—
Loans, net of allowance for loan losses of $2,208 and $2,176	258,628	241,887
Premises and equipment	7,631	7,813
Real estate, held for sale	184	—
Federal Home Loan Bank stock	4,750	4,400
Interest receivable	2,396	2,334
Cash value of life insurance	7,552	7,222
Other assets	1,472	1,635
Total assets	$350,061	$342,249
Liabilities
Deposits
Noninterest-bearing	$18,619	$19,340
Interest-bearing	201,063	200,898
Total deposits	219,682	220,238
Borrowings	102,217	95,217
Interest payable	724	705
Other liabilities	1,761	1,942
Total liabilities	324,384	318,102
Commitments and Contingencies
Stockholders' Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,634,931 and 1,620,431 shares	9,160	9,129
Retained earnings	16,237	15,346
Shares acquired by stock benefit plans	—	—
Accumulated other comprehensive gain (loss)	280	(328)
Total stockholders’ equity	25,677	24,147
Total liabilities and stockholders’ equity	$350,061	$342,249

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$17,347	$15,865
Investment securities	2,647	2,561
Interest-earning deposits and other	564	484
Total interest income	20,558	18,910
Interest Expense
Deposits	7,653	6,964
Borrowings	4,681	4,089
Total interest expense	12,334	11,053
Net Interest Income	8,224	7,857
Provision for loan losses	562	264
Net Interest Income After Provision for Loan Losses	7,662	7,593
Other Income
Service fees and charges	2,138	2,021
Net realized losses on sales of available-for-sale securities	(21)	(58)
Net gains on loan sales	104	107
Interchange fee income	136	68
Increase in cash value of life insurance	330	199
Trust operations income	194	125
Other income	111	54
Total other income	2,992	2,516
Other Expenses
Salaries and employee benefits	4,198	3,963
Net occupancy and equipment expenses	1,184	1,151
Data processing fees	178	159
Advertising	332	259
Mortgage servicing rights	295	373
Office supplies	123	171
Professional fees	400	221
Other expenses	965	1,026
Total other expenses	7,675	7,323
Income Before Income Tax	2,979	2,786
Income tax expense	770	841
Net Income	$2,209	$1,945
Basic Earnings per Share	$1.36	$1.21
Diluted Earnings per Share	$1.34	$1.18

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands)
Net Income	$2,209	$1,945
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $324 and $107	595	103
Less: Reclassification adjustment for losses included in net income, net of tax benefit of $8 and $23	(13)	(35)
	608	138
Comprehensive Income	$2,817	$2,083

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007 and 2006

				Shares	Accumulated
				Acquired	Other
				By Stock	Comprehensive
		Common	Retained	Benefit	Income
	Shares	Stock	Earnings	Plans	(Loss)	Total

Balances, January 1, 2006	1,586,495	$8,973	$14,663	$(152)	$(466)	$23,018
Net income			1,945			1,945
Unrealized losses on securities, net of reclassification adjustment					138	138
Reclassification of unearned compensation to common stock upon adoption of SFAS 123(R)		(152)		152
Cash dividends ($.785 per share)			(1,262)			(1,262)
Exercise of stock options	36,336	266				266
Tax benefit of stock options exercised and RRP		51				51
Stock option expense		2				2
Amortization of expense related to stock compensation plans		35				35
Purchase of stock	(2,400)	(46)				(46)
Balances, December 31, 2006	1,620,431	9,129	15,346	—	(328)	24,147
Net income			2,209			2,209
Unrealized losses on securities, net of reclassification adjustment					608	608
Cash dividends ($.81 per share)			(1,318)			(1,318)
Exercise of stock options	14,504	103				103
Tax benefit of stock options exercised and RRP		17				17
Contribution to stock benefit plans		(107)				(107)
Issuance of ESOP shares	9,996	175				175
Stock option expense		2				2
Amortization of expense related to stock compensation plans		24				24
Purchase of stock	(10,000)	(183)				(183)
Balances, December 31, 2007	1,634,931	$9,160	$16,237	$—	$280	$25,677

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
	(In Thousands)
Operating Activities
Net income	$2,209	$1,945
Items not requiring (providing) cash
Provision for loan losses	562	264
Depreciation and amortization	601	625
Deferred income tax	(27)	(162)
Investment securities (gain) loss	21	58
Loans originated for sale in the secondary market	(6,303)	(5,500)
Proceeds from sale of loans in the secondary market	6,040	5,548
Gain on sale of loans	(104)	(107)
Amortization of deferred loan origination cost	125	148
Issuance of ESOP shares	175	—
Amortization of expense related to stock benefit plans	24	38
Tax benefit on stock options exercised	(17)	(51)
(Gain) loss on sale of premises and equipment	(4)	—
Net change in
Interest receivable	(62)	(274)
Interest payable	19	151
Other adjustments	(722)	859
Net cash provided by operating activities	2,537	3,542
Investing Activities
Purchase of FHLB stock	(350)	(350)
Purchases of securities available for sale	(18,181)	(23,139)
Proceeds from maturities of securities available for sale	16,483	7,012
Proceeds from sales of securities available for sale	8,910	10,933
Net change in loans	(17,715)	(14,384)
Purchases of premises and equipment	(415)	(249)
Proceeds from sale of real estate acquired through foreclosure	103	1,286
Premiums paid on life insurance	—	(1,500)
Other investing activities	—	(48)
Net cash used in investing activities	(11,165)	(20,439)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	8,529	13,944
Certificates of deposit	(9,085)	(439)
Short-term borrowings	—	(14,565)
Proceeds from borrowings	36,000	42,000
Repayment of borrowings	(29,000)	(29,000)
Cash dividends	(1,299)	(1,249)
Purchase of stock	(183)	(46)
Proceeds from exercise of stock options	103	266
Advances by borrowers for taxes and insurance	(18)	13
Acquisition of stock for stock benefit plans	(107)	—
Tax benefit on stock options exercised	17	51
Net cash provided by financing activities	4,957	10,975
Net Change in Cash and Cash Equivalents	(3,671)	(5,922)
Cash and Cash Equivalents, Beginning of Year	11,808	17,730
Cash and Cash Equivalents, End of Year	$8,137	$11,808
Additional Cash Flows Information
Interest paid	$12,315	$10,902
Income tax paid	770	904

See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of River Valley Bancorp (Company) and its wholly owned subsidiary, River Valley Financial Bank (Bank) and the Bank’s wholly owned subsidiaries, Madison First Service Corporation (First Service) and RVFB Investments, Inc. (RVFB Investments), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry.  The more significant of the policies are described below.

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

Consolidation - The consolidated financial statements include the accounts of the Company, the Bank, RVFB Investments and Madison First Service after elimination of all material inter-company transactions.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Loans are carried at the principal amount outstanding.  A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Payments with insignificant delays not exceeding 90 days are not considered impaired.  Certain non-accrual and substantially delinquent loans may be considered to be impaired.  The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.  Interest income is accrued on the principal balances of loans.  The accrual of interest on impaired and non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible.  Interest income is subsequently recognized only to the extent cash payments are received.  Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans.  When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that as of December 31, 2007, the allowance for loan losses is adequate based on information currently available.  A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.  The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2003.

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.  Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Reclassifications of certain amounts in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2007 was $511,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 3: Investment Securities

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$35,821	$324	$22	$36,123
State and municipal	15,598	104	58	15,644
Mortgage and other asset-backed securities	6,256	89	1	6,344
Corporate	888	—	—	888
Total investment securities	$58,563	$517	$81	$58,999

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$50,812	$9	$452	$50,369
State and municipal	14,776	26	90	14,712
Mortgage and other asset-backed securities	68	1	—	69
Total investment securities	$65,656	$36	$542	$65,150

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Less than one year	$18,358	$18,344
One to five years	11,069	11,202
Five to ten years	7,869	7,990
More than ten years	15,011	15,119
	52,307	52,655
Mortgage and other asset-backed securities	6,256	6,344
Totals	$58,563	$58,999

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Securities with a carrying value of $6,011,000 and $12,855,000 were pledged at December 31, 2007 and 2006 to secure FHLB advances.  Securities with a carrying value of $17,004,000 and $25,646,000 were pledged at December 31, 2007 and 2006 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2007 and 2006 were $8,910,000 and $10,933,000, respectively.  Gross gains of $11,000 and $0 and gross losses of $32,000 and $58,000 resulting from sales of available for sale securities were realized for 2007 and 2006 respectively.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2007 and 2006, were $21,094,000 and $52,759,000, which is approximately 35.7 percent and 81.0 percent of the Company’s investment portfolio.  The increase in fair value, and resulting reduction in impairment, reflects net increases in the market value of the Bank’s portfolio.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any decline in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006:

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$999	$—	$12,961	$22	$13,960	$22
State and Municipal	2,241	28	3,908	30	6,149	58
Mortgage and other asset-backed securities	985	1	—	—	985	1
Total temporarily impaired securities	$4,225	$29	$16,869	$52	$21,094	$81

	2006
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government agencies	$9,839	$36	$34,522	$416	$44,361	$452
State and Municipal	7,193	70	1,205	20	8,398	90
Total temporarily impaired securities	$17,032	$106	$35,727	$436	$52,759	$542

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 4: Loans and Allowance

	2007	2006
Residential real estate
One-to-four family residential	$118,113	$104,404
Multi-family residential	10,274	9,613
Construction	14,319	17,993
Nonresidential real estate and land	81,064	79,920
Commercial	34,649	29,000
Consumer and other	6,036	6,260
	264,455	247,190
Unamortized deferred loan costs	494	487
Undisbursed loans in process	(4,113)	(3,614)
Allowance for loan losses	(2,208)	(2,176)
Total loans	$258,628	$241,887

	2007	2006
Allowance for loan losses
Balances, January 1	$2,176	$2,320
Provision for losses	562	264
Recoveries on loans	136	36
Loans charged off	(666)	(444)
Balances, December 31	$2,208	$2,176

Information on impaired loans is summarized below.

	2007	2006
Impaired loans with an allowance	$668	$1,044
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	3,516	2,796
	$4,184	$3,840
Allowance for impairment loans (included in the Company’s allowance for loan losses)	$461	$435

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

	2007	2006
Average balance of impaired loans	$3,748	$3,634
Interest income recognized on impaired loans	225	259
Cash-basis interest included above	33	28

At December 31, 2007 and 2006, the Company had non-accruing loans totaling $1,825,000 and $1,114,000, respectively.  At December 31, 2007 and 2006, there were no accruing loans delinquent 90 days or more.

Note 5: Premises and Equipment

	2007	2006
Land	$1,503	$1,503
Buildings	6,507	6,507
Equipment	3,621	3,257
Construction in progress	63	7
Total cost	11,694	11,274
Accumulated depreciation and amortization	(4,063)	(3,461)
Net	$7,631	$7,813

Note 6: Deposits

	2007	2006
Demand deposits	$102,036	$94,128
Savings deposits	24,730	24,109
Certificates and other time deposits of $100,000 or more	32,498	41,542
Other certificates and time deposits	60,418	60,459
Total deposits	$219,682	$220,238

Certificates and other time deposits maturing in
2008	$77,695
2009	9,229
2010	2,216
2011	2,025
2012	1,556
Thereafter	195
$92,916

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 7: Borrowings

	2007	2006
Federal Home Loan Bank advances	$95,000	$88,000
Subordinated debentures	7,217	7,217
Total borrowings	$102,217	$95,217

Maturities by year for advances at December 31, 2007 are $19,000,000 in 2008, $17,000,000 in 2009, $15,000,000 in 2010, $12,000,000 in 2011, $17,000,000 in 2012 and $15,000,000 in 2013 and thereafter.  The weighted-average interest rate at December 31, 2007 and 2006 was 4.64% and 4.63%.

The Federal Home Loan Bank advances are secured by loans and investment securities totaling $159,517,000 at December 31, 2007.  Advances are subject to restrictions or penalties in the event of prepayment.

On March 13, 2003, the Company formed RIVR Statutory Trust I (Trust), a wholly owned subsidiary.  On March 26, 2003, the Trust issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $217,000.  The aggregate proceeds of $7,217,000 were used by the Trust to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures from the Company.  The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month LIBOR plus 3.15%.  The Company has guaranteed payment of amounts owed by the Trust to holders of the Capital Securities.

Note 8: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of loans serviced for others totaled $78,010,000 and $83,703,000 at December 31, 2007 and 2006, respectively.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

The Company uses comparable market values and a valuation model that calculates the present value of future cash flows to estimate fair value of its mortgage servicing rights.  For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2007	2006
Mortgage Servicing Rights
Balances, January 1	$525	$839
Servicing rights capitalized	54	59
Amortization of servicing rights	(295)	(373)
Balances, December 31	$284	$525

Note 9: Income Tax

	2007	2006
Income tax expense (benefit)
Currently payable
Federal	$719	$904
State	78	99
Deferred
Federal	(30)	(136)
State	3	(26)
Total income tax expense	$770	$841
Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 34%	$1,013	$947
Effect of state income taxes	53	48
Tax exempt interest	(197)	(91)
Cash value of life insurance	(112)	(68)
Other	13	5
Actual tax expense	$770	$841
Effective tax rate	25.9%	30.2%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

A cumulative net deferred tax asset is included in the balance sheets.  The components of the asset are as follows:

	2007	2006
Assets
Allowance for loan losses	$862	$875
Deferred compensation	322	302
Pensions and employee benefits	—	26
Purchase accounting adjustments	46	52
Securities available for sale	—	178
Investment valuation allowance	103	103
Other	26	5
Total assets	1,359	1,541
Liabilities
Depreciation and amortization	(479)	(467)
Loan fees	(193)	(191)
Pensions and employee benefits	(20)	—
Mortgage servicing rights	(111)	(206)
Federal Home Loan Bank stock dividends	(102)	(102)
Prepaid expenses	(137)	(105)
Securities available for sale	(155)	—
Other	(22)	(24)
Total liabilities	(1,219)	(1,095)
	$140	$446

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
December 31, 2007 and 2006
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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2007	2006

Commitments to extend credit	$26,452	$28,214
Standby letters of credit	1,258	740

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

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2010 through 2030.  Rental expense included in the consolidated statements of income for the years ended December 31, 2007 and 2006 was $115,000 and $115,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Future minimum lease payments under the leases are:

2008	$161
2009	211
2010	180
2011	178
2012	177
Thereafter	2,191
Total minimum lease payments	$3,098

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 11: Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years.  The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure.  At December 31, 2007, the stockholder’s equity of the Bank was $30,274,000 of which approximately $29,295,000 was restricted from dividend distribution to the Company.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2007 and 2006, the Bank is categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2007 that management believes have changed the Bank’s classification.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total risk-based capital (to risk-weighted assets)	$31,276	12.37%	$20,209	8.00%	$25,261	10.00%
Tier 1 capital (to risk-weighted assets)	29,542	11.69%	10,104	4.00%	15,156	6.00%
Core capital (to adjusted total assets)	29,542	8.49%	13,933	4.00%	17,417	5.00%
Core capital (to adjusted tangible assets)	29,542	8.49%	6,967	2.00%	—	N/A
Tangible capital (to adjusted total assets)	29,542	8.49%	5,225	1.50%	—	N/A
2006
Total risk-based capital (to risk-weighted assets)	$30,472	12.92%	$18,868	8.00%	$23,585	10.00%
Tier 1 capital (to risk-weighted assets)	28,798	12.21%	9,434	4.00%	14,151	6.00%
Core capital (to adjusted total assets)	28,798	8.47%	13,599	4.00%	16,999	5.00%
Core capital (to adjusted tangible assets)	28,798	8.47%	6,800	2.00%	—	N/A
Tangible capital (to adjusted total assets)	28,798	8.47%	5,100	1.50%	—	N/A

Note 13: Employee Benefits

The Bank provides pension benefits for substantially all of the Bank’s employees who were employed by the Bank prior to September 1, 2005, through its participation in a pension fund known as the Pentegra Group.  This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer.  Pension expense related to this plan was $200,000 and $234,000 for the years ended December 31, 2007 and 2006.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate.  For employees hired prior to September 1, 2005, the Bank matches employees’ contributions at the rate of 50 percent for the first 6 percent of W-2 earnings contributed by participants.  For employees hired on or after September 1, 2005, the Bank matches employees’ contributions at the rate of 100 percent for the first 6 percent of W-2 earnings contributed by participants.  The Bank’s expense for the plan was $73,000 and $59,000 for the years ended December 31, 2007 and 2006.

The Bank has a supplemental retirement plan which provides retirement benefits to all directors.  The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary.  Expense recognized under the supplemental retirement plan totaled approximately $79,000 and $75,000 for the years ended December 31, 2007 and 2006.

The Company has an ESOP covering substantially all employees of the Company and Bank.  All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank.  Compensation expense was recorded based on the annual contributions to the ESOP.  ESOP expense for the years ended December 31, 2007 and 2006 was $175,000 and $200,000, respectively.  At December 31, 2007, the ESOP had 137,733 allocated shares, no suspense shares and no committed-to-be released shares.  At December 31, 2006, the ESOP had 143,969 allocated shares, no suspense shares and no committed-to-be released shares.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management.  The RRP has purchased 80,990 shares of the Company’s common stock in the open market.  At December 31, 2007, all 81,390 shares had been awarded.  Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award.  Expense recognized under the RRP plan totaled approximately $37,000 and $33,000 for the years ended December 31, 2007 and 2006.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Unvested RRP shares at December 31, 2007:

	Number of Shares	Grant Date Fair Value

Beginning of year	4,350	$21.94
Granted	6,000	19.00
Exercised	(1,350)	22.07
End of year	9,000	$19.96

Unearned compensation at December 31, 2007 related to RRP shares is $180,000 and will be recognized over a weighted average period of 3.5 years.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2007	$923
Change in composition	(35)
New loans, including renewals	1,773
Payments, etc., including renewals	(406)
Balances, December 31, 2007	$2,255

Deposits from related parties held by the Bank at December 31, 2007 and 2006 totaled $985,000 and $1,583,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  No grants were made in 2007 or 2006.

A summary of option activity under the Plan as of December 31, 2007, and changes during the years then ended, is presented below:

	2007
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	$61,864	$8.85
Granted
Exercised	(14,504)	7.11
Forfeited or expired	(4,460)	6.99

Outstanding, end of year	$42,900	$9.59	3.20	$242,000

Exercisable, end of year	$40,900	$8.97	3.05	$242,000

There were no options granted during 2007, 2006, nor 2005.  The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $150,000 and $405,000 respectively.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

As of December 31, 2007 and 2006, there was $1,000 and $2,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost for both periods was expected to be recognized over a weighted-average period of 1.25years.

During 2007 and 2006 the Company recognized $1,500 and $2,000 of share-based compensation expense with no tax benefit related to the share based compensation expense.

Note 16: Earnings Per Share

	2007			2006			2005
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common stockholders	$2,209	1,624,512	$1.34	$1,945	1,607,319	$1.21	$2,086	1,579,762	$1.32
Effect of Dilutive Stock Options		25,779			38,857			59,778
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,209	1,650,291	$1.36	$1,945	1,646,176	$1.18	$2,086	1,639,540	$1.27

Options to purchase 5,000 shares of common stock at an exercised price of $22.25 per share were outstanding at December 31, 2007 and 2006, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 17: Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents - The fair value of cash and cash equivalents approximates carrying value.

Investment Securities - Fair values are based on quoted market prices.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$8,137	$8,137	$11,808	$11,808
Investment securities available for sale	58,999	58,999	65,150	65,150
Loans including loans held for sale, net	258,940	261,584	241,887	242,697
Interest receivable	2,396	2,396	2,334	2,334
Stock in FHLB	4,750	4,750	4,400	4,400
Liabilities
Deposits	219,682	220,379	220,238	219,850
FHLB advances	95,000	96,649	88,000	88,303
Other borrowings	7,217	7,210	7,217	7,141
Interest payable	724	724	705	705
Advance payments by borrowers for taxes and insurance	67	67	85	85
Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 18:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2007	2006
Assets
Cash and due from banks	$2,820	$2,255
Investment in common stock of the Bank	30,274	29,161
Investment in RVB Trust I	217	217
Other assets	442	555
Total assets	$33,753	$32,188
Liabilities
Borrowings	$7,217	$7,217
Dividends payable	343	324
Other liabilities	516	500
Total liabilities	8,076	8,041
Stockholders' Equity	25,677	24,147
Total liabilities and stockholders' equity	$33,753	$32,188

Condensed Statements of Income
	2007	2006
Income
Dividends from the Bank	$2,000	$2,000
Other income	57	7
Total income	2,057	2,007
Expenses
Interest expense	462	462
Other expenses	215	273
Total expenses	677	735
Income before income tax and equity in undistributed income of subsidiary	1,380	1,272
Income tax benefit	242	281
Income before equity in undistributed income of subsidiary	1,622	1,553
Equity in undistributed income of the Bank	587	392
Net Income	$2,209	$1,945

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Condensed Statements of Cash Flows
	2007	2006
Operating Activities
Net income	$2,209	$1,945
Items not providing cash	(282)	(57)
Net cash provided by operating activities	1,927	1,888
Financing Activities
Purchase of stock	(183)	(46)
Proceeds from exercise of stock options	103	266
Tax benefit on stock options exercised	17	51
Cash dividends	(1,299)	(1,249)
Net cash used in financing activities	(1,362)	(978)
Net Change in Cash and Cash Equivalents	565	910
Cash and Cash Equivalents at Beginning of Year	2,255	1,345
Cash and Cash Equivalents at End of Year	$2,820	$2,255

Note 19:	Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2007
March	$4,958	$3,009	$1,949	$48	$533	$.33	$.33
June	5,022	3,007	2,015	48	558	.34	.34
September	5,255	3,152	2,103	196	532	.33	.32
December	5,323	3,166	2,157	270	586	.36	.35
	$20,558	$12,334	$8,224	$562	$2,209	$1.36	$1.34
2006
March	$4,444	$2,498	$1,946	$84	$403	$0.25	$0.25
June	4,750	2,724	2,026	84	503	0.31	0.31
September	4,707	2,834	1,873	48	473	0.29	0.29
December	5,009	2,997	2,012	48	566	0.35	0.34
	$18,910	$11,053	$7,857	$264	$1,945	$1.21	$1.18

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Table Dollar Amounts in Thousands
Except Per Share Amounts)

Note 20: Future Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The adoption on January 1, 2008 of SFAS No. 157 did not have a material impact on the financial condition or results of operations of the Company.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.  FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income.  The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis.  The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies.  The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances.  The adoption on January 1, 2008 of SFAS No. 159 did not have a material impact on financial condition or results of operations of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no such changes and disagreements to report during the applicable period.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control over Financial Reporting.

The management of River Valley Bancorp (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's system of internal control over financial reporting includes policies and procedures pertaining to the Company's ability to record, process, and report reliable information.  The system is designed to provide reasonable assurance to both management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, Management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by it’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 16, 2008 (the “2008 Proxy Statement”) with the caption “Proposal I - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2008 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2008 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Proposal I - Election of Directors,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation of Directors for 2007” and “Compensation Committee Report.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal I - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	42,900	(1)	9.59	40,508
Equity compensation plans not approved by security holders	(2)		(2)
Total	42,900		$(3)	40,508

(1)	River Valley Bancorp Stock Option Plan.
(2)
River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 9,000 shares granted to management but not yet vested. In addition, 71,990 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

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

River Valley Bancorp

Date: March 14, 2008	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 14, 2008
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		) )
)
/s/ Vickie L. Grimes		)	March 14, 2008
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Robert W. Anger		)	March 14, 2008
Robert W. Anger	Director	)
)
)
/s/ Matthew P. Forrester		)	March 14, 2008
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 14, 2008
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 14, 2008
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 14, 2008
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 14, 2008
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Registrant’s Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-05121) (the “Registration Statement”)

	(2)	Amended and Restated Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 14, 2007

4	(1)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Indenture, dated March 26, 2003, is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-QSB filed May 15, 2003

(2)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Trust Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-QSB filed May 15, 2003

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

	(8)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the Form 10-KSB filed March 31, 2005

	(9)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the Form 10-KSB filed March 31, 2005

	(10)*	Employment Agreement between River Valley Financial Bank and Gregory T. Siegrist is incorporated by reference to Exhibit 10 of Registrant’s Form 10-QSB filed November 15, 2004

Exhibit No.	Description

(11)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 21, 2005

(12)*	Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) of Registrant’s Form 10-KSB filed March 31, 2005

(13)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) of Registrant’s 10-KSB filed on March 31, 2005

(14)*	Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s 10-KSB filed on March 31, 2005

(15)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 21, 2005

(16)*	Employment Agreement between River Valley Financial Bank and Anthony D. Brandon is incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on August 4, 2005

(17)*	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007

(18)*
Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 31, 2007

(19)*
Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester , is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 31, 2007

(20)*	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007

(21)*
Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 31, 2007

(22)*
Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 31, 2007

(23)*	Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007

(24)*	Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007

Exhibit No.		Description

	(25)*	Amended and Restated Employment Agreement (John Muessel), is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 26, 2007

	(26)*	Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007

14		Code of Ethics is incorporated by reference to Exhibit 14 of Registrant’s Form 10-KSB filed March 30, 2004

21		Subsidiaries of the Registrant

23		Consent of BKD, LLP

31	(1)	CEO Certification

	(2)	CFO Certification

32		Section 906 Certification

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.