Form 10-Q
period 2008-03-31
RIVER VALLEY BANCORP
filed 2008-05-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of May 14, 2008 was 1,635,281.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$5,261	$5,131
Interest-bearing demand deposits	3,600	3,006
Cash and cash equivalents	8,861	8,137
Investment securities available for sale	55,408	58,999
Loans held for sale	376	312
Loans	263,479	260,836
Allowance for loan losses	(2,355)	(2,208)
Net loans	261,124	258,628
Premises and equipment	7,610	7,631
Real estate, held for sale	205	184
Federal Home Loan Bank stock	4,750	4,750
Interest receivable	1,948	2,396
Cash value of life insurance	7,630	7,552
Other assets	1,141	1,472
Total assets	$349,053	$350,061

Liabilities
Deposits
Non-interest-bearing	$20,516	$18,619
Interest-bearing	199,522	201,063
Total deposits	220,038	219,682
Borrowings	99,644	102,217
Interest payable	871	724
Other liabilities	2,195	1,761
Total liabilities	322,748	324,384

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,635,281and 1,634,931 shares	9,168	9,160
Retained earnings	16,508	16,237
Accumulated other comprehensive gains	629	280
Total shareholders’ equity	26,305	25,677

Total liabilities and shareholders’ equity	$349,053	$350,061

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,389	$4,176
Investment securities	638	659
Interest-earning deposits and other	134	123
Total interest income	5,161	4,958

Interest Expense
Deposits	1,698	1,859
Borrowings	1,228	1,150
Total interest expense	2,926	3,009

Net Interest Income	2,235	1,949
Provision for loan losses	200	48
Net Interest Income After Provision for Loan Losses	2,035	1,901

Other Income
Service fees and charges	478	503
Net realized gains (losses) on sale of available-for-sale securities	30	(22)
Net gains on loan sales	102	28
Interchange fee income	64	38
Increase in cash value of life insurance	78	60
Trust operations income	55	71
Other income	40	28
Total other income	847	706

Other Expenses
Salaries and employee benefits	1,106	1,022
Net occupancy and equipment expenses	330	286
Data processing fees	96	57
Advertising	78	68
Legal and professional fees	97	95
Amortization of mortgage servicing rights	53	81
Other expenses	286	261
Total other expenses	2,046	1,870

Income Before Income Tax	836	737
Income tax expense	221	204

Net Income	$615	$533

Basic earnings per share	$.38	$.33
Diluted earnings per share	.37	.32
Dividends per share	.21	.20

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net income	$615	$533
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $198 and $38	368	72

Less: Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $12 and $(9)	19	(13)
	349	85
Comprehensive income	$964	$618

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Operating Activities
Net income	$615	$533
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	200	48
Depreciation and amortization	159	143
Investment securities (gains)losses	(30)	22
Loans originated for sale in the secondary market	(4,946)	(1,722)
Proceeds from sale of loans in the secondary market	4,933	1,733
Gain on sale of loans	(102)	(28)
Amortization of net loan origination cost	34	38
Employee Stock Ownership Plan compensation	---	44
Net change in:
Interest receivable	448	208
Interest payable	146	(4)
Other adjustments	523	(3)
Net cash provided by operating activities	1,980	1,012

Investing Activities
Purchases of securities available for sale	(12,070)	(1,971)
Proceeds from maturities of securities available for sale	11,260	1,000
Proceeds from sale of securities available for sale	4,975	5,916
Purchase of Federal Home Loan Bank stock	0	(150)
Net change in loans	(2,751)	(1,554)
Purchases of premises and equipment	(144)	(131)
Proceeds from sale of premises and equipment	---	---
Other investing activities	---	1
Net cash provided by investing activities	1,270	3,111

Financing Activities
Net change in
Non-interest bearing, interest-bearing demand and savings deposits	(25,095)	(4,705)
Certificates of deposit	25,451	2,001
Short term borrowings	427	---
Proceeds from borrowings	5,000	12,000
Repayment of borrowings	(8,000)	(13,000)
Cash dividends	(343)	(324)
Excess tax benefit on stock options exercised	---	8
Stock options exercised	2	22
Purchase of stock	---	(183)
Advances by borrowers for taxes and insurance	32	54
Net cash used in financing activities	(2,526)	(4,127)

Net Change in Cash and Cash Equivalents	724	(4)
Cash and Cash Equivalents, Beginning of Period	8,137	11,808
Cash and Cash Equivalents, End of Period	$8,861	$11,804
Additional Cash Flows and Supplementary Information
Interest paid	$2,779	$3,013
Income tax paid	25	0

See Notes to Unaudited Consolidated Condensed Financial Statements.

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$615	1,634,989	$.38	$533	1,614,802	$.33

Effect of dilutive RRP awards and stock options		18,726			29,514
Diluted earnings per share
Income available to common shareholders and assumed conversions	$615	1,653,715	$.37	$533	1,644,316	$.32

Options to purchase 5,000 shares of common stock at $22.25 per share were outstanding at March 31, 2008, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

NOTE 4: CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2008, the Corporation  adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, federal agency securities and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include corporate investments including trust preferred stock pools which are less liquid securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008 (In thousands).

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$ 55,408	$ -0-	$ 53,679	$ 1,729

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-For-Sale Securities
(In Thousands)

Beginning balance	$888

Total realized and unrealized gains and losses
Amortization included in net income	-0-
Unrealized gain (losses) included in other comprehensive income	(61)
Purchases, issuances and settlements including paydowns	902
Transfers in and/or out of Level 3	-0-

Ending balance	$1,729

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-0-

Realized and unrealized gains and losses included in net income for the period from January 1, 2008, through March 31, 2008, are reported in the consolidated statements of income as follows (In Thousands):

	Operating Income	Other Income (Expense)

Total gains and losses	$ -0-	$ -0-
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$ -0-	$ -0-

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008 (In Thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$597	$-0-	$-0-	$597
Mortgage Servicing Rights	$51	$-0-	$-0-	$51

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During the first quarter of 2008, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $597,000. This valuation would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value and are subsequently reported at amortized cost and periodically evaluated for impairment as described in (SFAS) No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. New mortgage servicing rights recorded during the current accounting period are recorded at fair value and are disclosed as a nonrecurring measurement.

Mortgage servicing rights recorded as an asset and into income during the three months ended March 31, 2008 totaled $51,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which was effective for the Corporation on January 1, 2008.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; b) is irrevocable (unless a new election date occurs); and c) is applied only to entire instruments and not to portions of instruments.  Management did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.”  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This statement requires that loans acquired in a purchase business combination be the present value of amounts to be received.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.   This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Corporation’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.”  This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Corporation’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Corporation’s consolidated financial statements.

NOTE 6:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 consolidated condensed financial statements to conform to the March 31, 2008 presentation.

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

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 56 through 58 of the Annual Report to Shareholders for the year ended December 31, 2007. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2008 and December 31, 2007, mortgage servicing rights had carrying values of $282,000 and $284,000 respectively.

FINANCIAL CONDITION

At March 31, 2008, the Corporation’s consolidated assets totaled $349.1 million, a slight decrease of $1.0 million, or .3% from December 31, 2007. The decrease in assets resulted primarily from decreases in the investment portfolio of $3.6 million, which funded increases in the loan portfolio of $2.6 million and other liquidity needs.  During the same period interest receivable on interest earning assets decreased by $448,000, or 18.7%, reflecting, in part, the drop in interest rates resulting from the January and March reduction of the Prime rate by the Federal Reserve.

The Corporation’s consolidated allowance for loan losses totaled $2.4 million and $2.2 million on March 31, 2008 and December 31, 2007, respectively, which represented .89% and .85% of total loans. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $2.5 million and $1.8 million at March 31, 2008 and December 31, 2007 respectively. The increase period to period was due almost entirely to the inclusion of one real estate secured loan of $565,000 added in March 2008.  Although management believes that its allowance for loan losses at March 31, 2008, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  As a result of analysis of non-performing and classified loans, management increased the provision for loan losses to $200,000 for the quarter ended March 31, 2008, as compared to $48,000 for the same period in 2007.

Deposits totaled $220 million at March 31, 2008, a slight increase of $356,000, or .2%, compared to total deposits at December 31, 2007. During the three month period, transactional deposit accounts decreased $25.0 million while certificate of deposit accounts increased $25.5 million, with the difference accounting for the slight increase in deposits overall.

Borrowings totaled $99.6 million at March 31, 2008 versus $102.2 million on December 31, 2007. Of these totals, $92.0 million and $95.0 million respectively were FHLB Advances with average rates of 4.67% and 4.64%.  The Bank has experienced a slower drop in the overall cost of funds as a result of these longer term borrowing rates, which average about 1% over the highest paying certificate of deposit rate for the Bank.  In addition to the borrowings from the FHLB, at March 31, 2008 the Bank held repurchase agreements totaling $427,000.

Shareholders’ equity totaled $26.3 million at March 31, 2008, an increase of $628,000, or 2.4% from the $25.7 million at December 31, 2007.  Of this increase, $615,000 was income from operations, $343,000 was paid out in dividends to shareholders, and $349,000 was a result of additional unrealized gains on available for sale securities.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2008, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

GENERAL

The Corporation’s net income for the three months ended March 31, 2008, totaled $615,000, an increase of $82,000 or 15.5% from the $533,000 reported for the period ended March 31, 2007. The Corporation experienced several positive events that contributed to this increase including, but not limited to, a widening of the spread between interest earned and interest expensed, an upturn in the sale of loans in the secondary market, and gains taken in the sale of investments.  Meanwhile expenses were managed effectively and the Corporation adequately funded the provision for loan losses at $200,000 for the three months ended March 31, 2008 as compared to $48,000 for the same period in 2007.

NET INTEREST INCOME

Total interest income for the three months ended March 31, 2008 amounted to $5.2 million, an increase of $203,000, or 4.1%, from the comparable period in 2007, reflecting the effects of an increase in average interest-earning assets outstanding.  This was in spite of a drop in the average loan rate from 7.01% at March 31, 2007 to 6.62% at March 31, 2008, a drop of 5.6%.

Interest expense on deposits decreased by $161,000, or 8.7%, to a total of $1.7 million for the three months ended March 31, 2008, due primarily to a decrease in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $1.2 million for the three months ended March 31, 2008, an increase of $78,000, from the comparable period in 2007. This increase was the result of higher borrowing levels, with only negligible change in the overall cost of borrowing, period to period.

Net interest income increased to $2.2 million at March 31, 2008 from $1.9 million for the same period in 2007, a gain of almost $300,000, or 14.7%.  This increase was primarily due to the widening of the interest spread and an increase of nearly $10 million in interest earning assets, period to period.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $200,000 provision for losses on loans for the three months ended March 31, 2008 and $48,000 for the same period in 2007. The 2008 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the increase in the level of delinquent loans year-to-year and most especially, analysis of troubled loans currently in the process of foreclosure. While management believes that the allowance for losses on loans is adequate at March 31, 2008, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by 19.9% or $140,000, during the three months ended March 31, 2008, as compared to the same period in 2007. The change was attributable to several factors, but primarily to gains on the sale of loans, a reflection of the increase in sales to Freddie Mac year-to-year; to gains on the sale of securities in 2008 as opposed to losses on sales recorded at the same point in 2007; and to a sizable increase in the level of debit card interchange fee income being received by the Bank, from $64,000 in 2008 as compared to $38,000 for the same period in 2007, a gain of almost 168%.

OTHER EXPENSES

Other expenses increased by 9.4%, from $1.9 million at March 31, 2007 to $2.0 at March 31, 2008. Period to period increases in personnel costs, reflecting the addition of professional staff, increased building/occupancy costs, reflective of branch updating, and increased data processing costs, reflecting updating of hardware, increased activity and increased costs related to data processing charges associated with the collection of interchange fee income.

INCOME TAXES

The provision for income taxes totaled $221,000 for the three months ended March 31, 2008, an increase of $17,000, or 8.3%, as compared to the same period in 2007, due primarily to increased net income for the period.  The effective tax rate for the three months ended March 31, 2008, was 26.4% as compared to 27.7% for the same period in 2007, reflecting the continued benefit of holding investment assets at the Bank’s subsidiary in Nevada and increased income from the cash surrender value of bank owned life insurance.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s Form 10-K for the year ended December 31, 2007, on April 27, 2007, Cecilia Means filed a putative class action complaint in the Marion County Superior Court, Marion County, Indiana, on behalf of herself and others who paid funds into a pre-need trust (the “Pre-Need Trust”) for burial services and merchandise from Grandview Memorial Gardens, against the Bank, a former trustee of the Pre-Need Trust; three other banks that serve or have served as trustees of the Pre-Need Trust; and the current and former owners of Grandview Memorial Gardens.  The complaint alleges that the Bank and other trustees did not properly account for funds placed in the Pre-Need Trust and did not properly verify the legitimacy of disbursements from the Pre-Need Trust in violation of certain state statutes and in breach of the trustees’ alleged fiduciary duties.  The complaint is not specific as to the amount of damages sought but states that the plaintiff believes that the Pre-Need Trust has an estimated $4 million in unfunded liabilities.

The Bank denies the plaintiffs’ allegations but, along with the other trustee defendants, has agreed to terms for a settlement of the plaintiffs’ claims.  The Bank anticipates that the settlement will be submitted to the court for approval within the next 90 days.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

RIVER VALLEY BANCORP

Date: May 15, 2008	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached