Form 10-Q
period 2008-06-30
RIVER VALLEY BANCORP
filed 2008-08-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of August 14, 2008 was 1,639,881.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$5,751	$5,131
Interest-bearing demand deposits	2,778	3,006
Cash and cash equivalents	8,529	8,137
Investment securities available for sale	53,518	58,999
Loans held for sale	184	312
Loans	268,288	260,836
Allowance for loan losses	(2,129)	(2,208)
Net loans	266,159	258,628
Premises and equipment	7,913	7,631
Real estate, held for sale	122	184
Federal Home Loan Bank stock	4,800	4,750
Interest receivable	1,913	2,396
Cash value of life insurance	7,710	7,552
Other assets	1,848	1,472
Total assets	$352,696	$350,061

Liabilities
Deposits
Non-interest-bearing	$22,106	$18,619
Interest-bearing	199,063	201,063
Total deposits	221,169	219,682
Borrowings	102,380	102,217
Interest payable	841	724
Other liabilities	2,777	1,761
Total liabilities	327,167	324,384

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,639,881 and 1,634,931 shares	9,179	9,160
Retained earnings	16,752	16,237
Accumulated other comprehensive income(loss)	(402)	280
Total shareholders’ equity	25,529	25,677

Total liabilities and shareholders’ equity	$352,696	$350,061

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$8,667	$8,444	$4,278	$4,268
Investment securities	1,235	1,288	596	629
Interest-earning deposits and other	227	248	94	125
Total interest income	10,129	9,980	4,968	5,022

Interest Expense
Deposits	3,155	3,708	1,457	1,849
Borrowings	2,430	2,308	1,202	1,158
Total interest expense	5,585	6,016	2,659	3,007

Net Interest Income	4,544	3,964	2,309	2,015
Provision for loan losses	400	96	200	48
Net Interest Income After Provision for Loan Losses	4,144	3,868	2,109	1,967

Other Income
Service fees and charges	1,006	1,033	529	530
Net realized gains (losses) on sale of available-for-sale securities	48	(22)	17	0
Net gains on loan sales	172	45	71	17
Interchange fee income	137	96	73	58
Increase in cash value of life insurance	158	144	80	83
Trust operations income	96	128	41	57
(Gain)/loss on sale of premises and equipment	(37)	(3)	(31)	(3)
Other income	73	73	27	46
Total other income	1,653	1,494	807	788

Other Expenses
Salaries and employee benefits	2,293	2,093	1,187	1,070
Net occupancy and equipment expenses	648	584	318	298
Data processing fees	191	131	95	74
Advertising	170	155	93	88
Legal and professional fees	181	203	75	108
Amortization of mortgage servicing rights	98	161	45	80
Other expenses	607	543	330	282
Total other expenses	4,188	3,870	2,143	2,000
Income Before Income Tax	1,609	1,492	773	755
Income tax expense	405	402	184	197

Net Income	$1,204	$1,090	$589	$558

Basic earnings per share	$.74	$.67	$.36	$.34
Diluted earnings per share	.73	.66	.36	.34
Dividends per share	.42	.40	.21	.20

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)

Net income	$1,204	$1,090	$589	$558
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding losses arising during the period, net of tax benefit of $357, $185, $555, and $223.	(653)	(329)	(1,021)	(402)
Less: Reclassification adjustment for gains (losses) included in net income, net of tax benefit (expense) of $(18), $9, $(6) and $0	30	(13)	11	-
	(683)	(316)	(1,032)	(402)
Comprehensive income (loss)	$521	$774	$(443)	$156

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

		Six Months Ended June 30,
		2008	2007
		(In Thousands)
	Operating Activities
	Net income	$1,204	$1,090
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for loan losses	400	96
	Depreciation and amortization	188	294
	Investment securities (gains)losses	(48)	22
	Loans originated for sale in the secondary market	(8,000)	(3,226)
	Proceeds from sale of loans in the secondary market	8,215	2,878
	Gain on sale of loans	(172)	(45)
	Amortization of net loan origination cost	66	108
	Employee Stock Ownership Plan compensation	11	88
Net change in:	Interest receivable	483	219
	Interest payable	117	(17)
	Other adjustments	972	46
	Net cash provided by operating activities	3,436	1,553

	Investing Activities
	Purchases of securities available for sale	(17,162)	(5,951)
	Proceeds from maturities of securities available for sale	13,667	7,016
	Proceeds from sale of securities available for sale	7,971	5,917
	Purchase of Federal Home Loan Bank stock	(50)	(150)
	Net change in loans	(8,018)	(1,389)
	Purchases of premises and equipment	(602)	(274)
	Proceeds from sale of premises and equipment	95	0
	Other investing activities	48	1
	Net cash provided by (used in) investing activities	(4,051)	5,170

	Financing Activities
	Net change in
	Non-interest bearing, interest-bearing demand and savings deposits	(29,564)	(4,320)
	Certificates of deposit	31,051	(1,541)
	Short term borrowings	163	0
	Proceeds from borrowings	21,000	28,000
	Repayment of borrowings	(21,000)	(28,000)
	Cash dividends	(688)	(647)
	Excess tax benefit on stock options exercised	0	9
	Stock options exercised	8	90
	Purchase of stock	0	(183)
	Advances by borrowers for taxes and insurance	37	95
	Net cash provided by (used in) financing activities	1,007	(6,497)

	Net Change in Cash and Cash Equivalents	392	226
	Cash and Cash Equivalents, Beginning of Period	8,137	11,808
	Cash and Cash Equivalents, End of Period	$8,529	$12,034
	Additional Cash Flows and Supplementary Information
	Interest paid	$5,468	$6,016
	Income tax paid	409	220

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,204	1,635,868	$.74	$1,090	1,618,166	$.67

Effect of dilutive RRP awards and stock options		17,069			27,763

Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,204	1,652,937	$.73	$1,090	1,645,929	$.66

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$589	1,636,747	$.36	$558	1,621,493	$.34

Effect of dilutive RRP awards and stock options		15,411			26,013

Diluted earnings per share
Income available to common shareholders and assumed conversions	$589	1,652,158	$.36	$558	1,647,506	$.34

Options to purchase 5,000 shares of common stock at $22.25 per share were outstanding for the three and six month periods ending  June 30, 2008 and June 30, 2007, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

NOTE 4: CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2008, the Corporation  adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  AS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (In thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$53,518	$-0-	$51,028	$2,490

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-For-Sale Securities
	(In Thousands)
	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008

Beginning balance	$888	$1,729

Total realized and unrealized gains and losses
Amortization included in net income	-0-	-0-
Unrealized gain (losses) included in other comprehensive income	(283)	(222)
Purchases, issuances and settlements including paydowns	1,885	983
Transfers in and/or out of Level 3	-0-	-0-

Ending balance	$2,490	$2,490

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date		$-0-

Realized and unrealized gains and (losses) included in net income for the period from January 1, 2008, through June 30, 2008, are reported in the consolidated statements of income as follows (In Thousands):

	Six Months Ended June 30, 2008
	Operating Income	Other Income (Expense)

Total gains and losses	$-0-	$48
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$-0-	$-0-

	Three Months Ended June 30, 2008
	Operating Income	Other Income (Expense)

Total gains and losses	$-0-	$17
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$-0-	$-0-

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (In Thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$558	$-0-	$-0-	$558
Mortgage Servicing Rights	$86	$-0-	$-0-	$86

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During 2008, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $558,000. This valuation would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

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

Mortgage servicing rights recorded as an asset and into income during the three months ended June 30, 2008 totaled $35,000, and during the six months ended June 30, 2008 totaled $86,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

NOTE 6:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 consolidated condensed financial statements to conform to the June 30, 2008 presentation.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2008 and December 31, 2007, mortgage servicing rights had carrying values of $272,000  and $284,000 respectively.

FINANCIAL CONDITION

At June 30, 2008, the Corporation’s consolidated assets totaled $352.7 million, an increase of $2.6 million, or .8% from December 31, 2007.  An increase in the Bank’s loan portfolio of $7.5 million year to date was comprised primarily of consumer loans for 1-4 family residential property ($2.9 million), commercial real estate loans ($2.0 million) and commercial purpose loans, most specifically agricultural loans, ($2.5 million).  Loan growth was funded partially by called and matured investments and by increases in deposits for the period.  Over the same period interest receivable on interest earning assets decreased by $483,000, or 20.1%, reflecting the drop in interest rates resulting from the January, March, and May reductions of the Prime rate by the Federal Reserve.  Most radically affected were commercial loans and home equity lines of credit which change directly with the Prime rate.  Other increases for the period included a 3.7% increase in premises and equipment, reflecting the opening of the new branch in Floyds Knobs, Indiana and a 25.5% increase in non-earning “Other Assets”, primarily prepaid expenses and deferred tax assets.

The Corporation’s consolidated allowance for loan losses totaled $2.1 million, $2.2 million, and $1.9 million on June 30, 2008, December 31, 2007, and June 30, 2007 respectively, which represented .79%, .85%, and .78% of total loans.  Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $2.0 million, $1.8 million, and $2.2 million for the same periods.  From December 31, 2007 to June 30, 2008 the allowance for loan losses dropped as a problem loan with a significant allowance reserve was charged off.  With the exception of a few loans delinquent due to administrative delays in refinancing, the Bank’s non-performing loans represent loans in the lengthy process of foreclosure, for which responsible specific loss reserves have been established.  Charge offs for the period have been appropriately recognized through the provision expense with an increase in the provision for loan losses to $200,000 for the quarter ended June 30, 2008, as compared to $48,000 for the same period in 2007 and $400,000 for the six months ended June 30, 2008 as compared to $96,000 for the same period in 2007.

 Although management believes that its allowance for loan losses at June 30, 2008, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in the monitoring of delinquent loans and in the analysis of the factors affecting the allowance.  At June 30, 2008 the bank held one piece of repossessed real estate valued at $122,000 as compared to two pieces with a combined value of $184,000 at December 31, 2007.

Deposits totaled $221.2 million at June 30, 2008, an increase of $1.5 million, or .7%, compared to total deposits at December 31, 2007. During the six-month period, transactional deposit accounts increased by $3.5 million while interest bearing accounts decreased $2.0 million as businesses and governmental units moved funds into transactional accounts to meet expenses.

Borrowings totaled $102.4 million at June 30, 2008 versus $102.2 million on December 31, 2007. For both periods $95.0 million represented Federal Home Loan Bank (FHLB) advances with average rates of 4.63% and 4.64% for the respective periods. The Bank has experienced a slower drop in the overall cost of funds as a result of these longer term borrowing rates, which average about 1% over the highest paying certificate of deposit rate for the Bank.

Shareholders’ equity totaled $25.5 million at June 30, 2008, a slight decrease of $148,000, or ..6% from the $25.7 million at December 31, 2007.  Of this change, $1.2 million was income from operations, $688,000 was paid out in dividends to shareholders, and $682,000 was a decrease in equity resulting from the change from a net gain position on unrealized gains/losses on available for sale securities to a net loss position.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2008, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

GENERAL

The Corporation’s net income for the six months ended June 30, 2008, totaled $1,204,000, an increase of $114,000 or 10.4% from the $1,090,000 reported for the period ended June 30, 2007. The increase in income in the 2008 period was attributable to improvements in both the spread on interest bearing items and in non-interest income, most specifically loan sales to the secondary market.

NET INTEREST INCOME

Total interest income for the six months ended June 30, 2008 increased by $149,000, or 1.5%, to $10.1 million from the $10 million recorded for the same period in 2007.  The slight increase was due to growth in the underlying assets in the face of rates that continue to decline as they lag behind the interest rate changes by the Federal Reserve earlier this year.

Total interest expense for the same period exhibited more significant declines with a decrease of $431,000, or 7.2%, from $6.0 million at June 30, 2007 to $5.6 million at June 30, 2008.  For the six months ended June 30, 2008 interest expense from deposits totaled $3.2 million while interest expense from borrowings totaled $2.4 million, as compared to $3.7 million and $2.3 million for the same period in 2007.  Of the overall decrease in interest expense, $553,000, or 14.9%, was attributable to interest expense on deposits as the effect of the Fed rates continued to affect the Bank and funds move from interest bearing accounts into non-interest bearing accounts.  Over the same period, the Bank saw a slight increase of $122,000, or 5.3%, on interest expense for borrowings as the average balance of funds borrowed from the FHLB increased.

Net Interest Income increased to $4.6 million for the six months ended June 30, 2008 from $4.0 million for the same period in 2007, an increase of $580,000, or 14.6%.  This increase reflects both loan growth and the affects of the economy on the deposit mix, in addition to the effects of the interest rate environment.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $400,000 provision for losses on loans for the six months ended June 30, 2008, as compared to $96,000 for the same period in 2007. While management believes that the allowance for losses on loans is adequate at June 30, 2008, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased slightly by $159,000, during the six months ended June 30, 2008, as compared to the same period in 2007. This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market and gains on the sale of investments during the period.

OTHER EXPENSE

Other expense increased by $318,000, or 8.2% during the six months ended June 30, 2008, as compared to the same period in 2007.  Increases in personnel and occupancy costs relative to the opening of the Floyds Knobs, Indiana branch contributed to this increase, along with data processing costs relative to ATM usage, and loan administration costs, which mirror loan growth and loan sales.  Increases in the FDIC assessment and charge offs due to debit card fraud also contributed to the increase.

INCOME TAXES

The provision for income taxes totaled $405,000 for the six months ended June 30, 2008, in line with the $401,000 for the same period in 2007.  The effective tax rate for the six months ended June 30, 2008 was 25.2% as compared to 26.9% for the same period in 2007.  The decrease continues to reflect the affect of tax-exempt income from cash surrender value life insurance and municipal investments.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

GENERAL

The Corporation’s net income for the three months ended June 30, 2008, totaled $589,000, with an increase of $31,000 or 5.5% from the $558,000 reported for the period ended June 30, 2007.  The Corporation experienced several positive events that contributed to this increase including, but not limited to, a widening of the spread between interest earned and interest expensed, an upturn in the sale of loans in the secondary market, and gains taken in the sale of investments.  Meanwhile expenses reflected the addition of a branch in Floyds Knobs, Indiana, increased loan administration costs, and the continued decline in the expense for the amortization of mortgage servicing rights from prior year loan originations.  The Corporation aggressively funded the provision for loan losses at $200,000 for the three months ended June 30, 2008 as compared to $48,000 for the same period in 2007 reflecting anticipated losses identified through the analysis of delinquent and problem loans.

NET INTEREST INCOME

Total interest income for the three months ended June 30, 2008 amounted to $5.0 million, a decrease of only $54,000, or 1.1%, from the comparable period in 2007.  This slight decrease reflects the effects of an increase in average interest-earning assets in the face of a declining average rate as the loan portfolio catches up to the rate reductions implemented by the Federal Reserve earlier this year.  The average loan rate dropped from 7.05% at June 30, 2007 to 6.44% at June 30, 2008, a drop of 8.7%.

Interest expense on deposits decreased by $392,000, or 21.2%, to a total of $1.5 million for the three months ended June 30, 2008, primarily due to the decrease in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $1.2 million for the three months ended June 30, 2008, only a slight increase of $44,000, from the comparable period in 2007 as the average rate paid on borrowings remained relatively stable at 4.63% and 4.69% for the respective periods.

Net interest income increased to $2.3 million at June 30, 2008 from $2.0 million for the same period in 2007, a gain of almost $300,000, or 14.6%.  This increase was primarily due to the widening of the interest spread and an increase of nearly $14.8 million in interest earning assets, period to period.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $200,000 provision for losses on loans for the three months ended June 30, 2008 and $48,000 for the same period in 2007. The 2008 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the increase in the level of delinquent loans year-to-year and most especially, analysis of troubled loans currently in the process of foreclosure. While management believes that the allowance for losses on loans is adequate at June 30, 2008, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by a slight 2.3% or $18,500, during the three months ended June 30, 2008, as compared to the same period in 2007. The change was attributable to several factors, but primarily to gains on the sale of loans, a reflection of the increase in sales to the secondary market year-to-year, and gains on the sale of securities in 2008 offset by a decline in trust and wealth management income period to period.  Unlike interest income, “Other Income” is not always readily predictable and subject to variations depending on outside influences.

OTHER EXPENSES

Other expenses increased by 7.1%, from $2.0 million at June 30, 2007 to $2.1 million at June 30, 2008.  Period to period increases in personnel costs, reflecting the addition of professional staff, increased building/occupancy costs, reflective of branch updating and the opening of the Floyds Knobs, Indiana branch, and increased data processing expenses contributed most significantly to the increase.  Declines in the amortization expense for mortgage servicing rights and in professional fees paid period to period helped to defray some of the increases.  The Corporation also experienced an increase in the assessment paid to the FDIC during the period, signifying the end of the assessment credit granted in 2007, and increases in charge offs due to ATM/debit card fraud.

INCOME TAXES

The provision for income taxes totaled $184,000 for the three months ended June 30, 2008,  a decrease of $12,500, or 6.4%, as compared to the same period in 2007, due primarily to the effect of tax exempt income from municipal investments held at the Bank’s Nevada subsidiary and income from the cash surrender value of bank owned life insurance.  The effective tax rate for the three months ended June 30, 2008, was 23.9% as compared to 26.1% for the same period in 2007.

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

The Bank denies the plaintiffs' allegations but, as previously reported, the Bank, along with the other trustee defendants, has agreed to terms for a settlement of the plaintiffs' claims. The settlement has not yet been submitted to the court for approval, because the plaintiffs have been negotiating with the other defendants. The Bank has been informed that those negotiations have resulted in a global settlement that is expected to be submitted to the court for approval within the next 30 days.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2008, the Annual Meeting of Shareholders of the Corporation was held.  Three (3) Directors were elected to the following terms, by the following votes:

Director	Expiration of Term	Votes For	Votes Against
Michael J. Hensley	2011	1,233,254	141,442
Fred W. Koehler	2010	1,233,177	141,518
Lillian Sue Livers, M.S., R.D.	2011	1,232,063	142,632

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 14, 2008	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached