Form 10-Q
period 2008-09-30
RIVER VALLEY BANCORP
filed 2008-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of November 12, 2008 was 1,639,881.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$5,306	$5,131
Interest-bearing demand deposits	3,040	3,006
Cash and cash equivalents	8,346	8,137
Investment securities available for sale	52,595	58,999
Loans held for sale	0	312
Loans	281,624	260,836
Allowance for loan losses	(2,209)	(2,208)
Net loans	279,415	258,628
Premises and equipment	7,782	7,631
Real estate, held for sale	173	184
Federal Home Loan Bank stock	4,850	4,750
Interest receivable	2,092	2,396
Cash value of life insurance	7,791	7,552
Other assets	1,825	1,472
Total assets	$364,869	$350,061

Liabilities
Deposits
Non-interest-bearing	$21,426	$18,619
Interest-bearing	213,503	201,063
Total deposits	234,929	219,682
Borrowings	101,218	102,217
Interest payable	826	724
Other liabilities	2,374	1,761
Total liabilities	339,347	324,384

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,639,881 and 1,634,931 shares	9,226	9,160
Retained earnings	17,053	16,237
Accumulated other comprehensive income (loss)	(757)	280
Total shareholders’ equity	25,522	25,677

Total liabilities and shareholders’ equity	$364,869	$350,061

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$13,101	$12,862	$4,434	$4,418
Investment securities	1,853	1,960	618	672
Interest-earning deposits and other	318	413	90	165
Total interest income	15,272	15,235	5,142	5,255

Interest Expense
Deposits	4,622	5,684	1,467	1,976
Borrowings	3,653	3,484	1,222	1,176
Total interest expense	8,275	9,168	2,689	3,152

Net Interest Income	6,997	6,067	2,453	2,103
Provision for loan losses	645	292	245	196
Net Interest Income After Provision for Loan Losses	6,352	5,775	2,208	1,907

Other Income
Service fees and charges	1,599	1,570	592	538
Net realized gains (losses) on sale of available-for-sale securities	48	(22)	0	0
Net gains on loan sales	215	85	42	40
Interchange fee income	217	174	81	78
Increase in cash value of life insurance	239	221	81	77
Trust operations income	129	163	33	35
Other income	40	105	5	34
Total other income	2,487	2,296	834	802

Other Expenses
Salaries and employee benefits	3,564	3,192	1,272	1,099
Net occupancy and equipment expenses	974	877	326	293
Data processing fees	285	196	93	65
Advertising	278	245	108	89
Legal and professional fees	223	300	66	97
Amortization of mortgage servicing rights	134	234	36	73
Other expenses	914	818	283	276
Total other expenses	6,372	5,862	2,184	1,992
Income Before Income Tax	2,467	2,209	858	717
Income tax expense	618	586	213	185

Net Income	$1,849	$1,623	$645	$532

Basic earnings per share	$1.13	$1.00	$.393	$.33
Diluted earnings per share	1.12	.98	.390	.32
Dividends per share	.63	.60	.21	.20

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(In Thousands)

Net income	$1,849	$1,623	$645	$532
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $(544), $74, $(187), and $259.	(1,007)	132	(355)	462
Less: Reclassification adjustment for gains (losses) included in net income, net of tax benefit (expense) of $(18), $9, $0 and $0	30	(13)	0	0
	(1,037)	145	(355)	462
Comprehensive income	$812	$1,768	$290	$994

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

		Nine Months Ended September 30,
		2008	2007
		(In Thousands)
	Operating Activities
	Net income	$1,849	$1,623
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for loan losses	645	292
	Depreciation and amortization	347	444
	Investment securities (gains) losses	(48)	22
	Loans originated for sale in the secondary market	(8,685)	(5,003)
	Proceeds from sale of loans in the secondary market	9,098	4,813
	Gain on sale of loans	(215)	(85)
	Amortization of net loan origination cost	98	93
	Employee Stock Ownership Plan compensation	58	136
Net change in:	Interest receivable	304	(239)
	Interest payable	102	13
	Other adjustments	705	281
	Net cash provided by operating activities	4,258	2,390

	Investing Activities
	Purchases of securities available for sale	(20,572)	(14,341)
	Proceeds from maturities of securities available for sale	17,458	7,345
	Proceeds from sale of securities available for sale	7,971	8,917
	Purchase of Federal Home Loan Bank stock	(100)	(150)
	Net change in loans	(21,724)	(11,435)
	Purchases of premises and equipment	(633)	(306)
	Proceeds from sale of premises and equipment	76	103
	Other investing activities	148	(1)
	Net cash used in investing activities	(17,376)	(9,868)

	Financing Activities
	Net change in
	Non-interest bearing, interest-bearing demand and savings deposits	(18,110)	3,128
	Certificates of deposit	33,358	(449)
	Short term borrowings	0	0
	Proceeds from borrowings	33,000	25,000
	Repayment of borrowings	(34,000)	(23,000)
	Cash dividends	(1,031)	(973)
	Excess tax benefit on stock options exercised	0	8
	Stock options exercised	8	90
	Purchase of stock	0	(183)
	Acquisition of stock for stock benefit plans	0	(107)
	Advances by borrowers for taxes and insurance	102	39
	Net cash provided by financing activities	13,327	3,553

	Net Change in Cash and Cash Equivalents	209	(3,925)
	Cash and Cash Equivalents, Beginning of Period	8,137	11,808
	Cash and Cash Equivalents, End of Period	$8,346	$7,883
	Additional Cash Flows and Supplementary Information
	Interest paid	$8,173	$9,155
	Income tax paid	525	496

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$1,849	1,637,223	$1.13	$1,623	1,621,862	$1.00

Effect of dilutive RRP awards and stock options		15,545			26,546
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,849	1,652,768	$1.12	$1,623	1,648,408	$.98

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$645	1,639,881	$.393	$532	1,629,132	$.33

Effect of dilutive RRP awards and stock options		12,497			24,111
Diluted earnings per share
Income available to common shareholders and assumed conversions	$645	1,652,378	$.390	$532	1,653,243	$.32

Options to purchase 5,000 shares of common stock at $22.25 per share were outstanding for the three and nine month periods ending September 30, 2008 and September 30, 2007.  Options to purchase 2,891 shares of common stock at $14.56 per share were outstanding for the three month period ending September 30, 2008.  Neither group of options were included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

NOTE 4: CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157has been applied prospectively as of the beginning of the period.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008 (In thousands).

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$ 52,595	$ -0-	$ 51,895	$ 700

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-For-Sale Securities
	(In Thousands)
	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008

Beginning balance	$888	$2,490

Total realized and unrealized gains and losses
Amortization included in net income	-0-	-0-
Unrealized (losses) included in other comprehensive income	(190)	(1)
Purchases, issuances and settlements including paydowns	1,793	2
Transfers out of Level 3	(1,791)	(1,791)

Ending balance	$700	$700

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date		$-0-

Realized and unrealized gains and (losses) included in net income for the period from January 1, 2008, through September 30, 2008, are reported in the consolidated statements of income as follows (In Thousands):

	Nine Months Ended September 30, 2008
	Operating Income	Other Income (Expense)

Total gains and losses	$-0-	$48
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$-0-	$-0-

Three Months Ended September 30, 2008
	Operating Income	Other Income (Expense)

Total gains and losses	$-0-	$-0-
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$-0-	$-0-

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008 (In Thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$64	$-0-	$-0-	$64
Mortgage Servicing Rights	$114	$-0-	$-0-	$114

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During 2008, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $64,000. This valuation would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value and are subsequently reported at amortized cost and periodically evaluated for impairment as described in SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. New mortgage servicing rights recorded during the current accounting period are recorded at fair value and are disclosed as a nonrecurring measurement.

Mortgage servicing rights recorded as an asset and into income during the three months ended September 30, 2008 totaled $27,500, and during the nine months ended September 30, 2008 totaled $113,500. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.”  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This statement requires that loans acquired in a purchase business combination be the present value of amounts to be received.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.   This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Corporation’s financial position or results of operations.  Management does not anticipate that the provisions of this statement will have any impact on the financial position or results of operation of the Corporation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.”  This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Corporation’s financial position or results of operations.  Management does not anticipate that the provisions of this statement will have any impact on the financial position or results of operation of the Corporation.

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

NOTE 6:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 consolidated condensed financial statements to conform to the September 30, 2008 presentation.

NOTE 7:   SUBSEQUENT EVENT:  REPURCHASE OF COMMON SHARES

On November 10, 2008, the Corporation received a letter from the Office of Thrift Supervision (“OTS”) stating the OTS’ non-objection to the Bank paying a cash dividend to the Corporation of approximately $2,200,000.  The purpose of the dividend is to fund the repurchase of 139,559 common shares of the Corporation from one of the Corporation’s largest shareholders, Tontine Financial Partners, L.P. On November 13, 2008, the Corporation repurchased those common shares on the market for $13.00 per share, for an aggregate purchase price of $1,814,267.

NOTE 8:  SUBSEQUENT EVENT:  ECONOMIC RECOVERY PROGRAMS

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year, and in particular, the last several weeks. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury also announced it will offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like the Corporation, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

Although the Company’s fundamental banking practices and policies have protected it from the significant write-downs and disruption being experienced in the industry, the Company will continue to monitor and enhance its stability in this uncertain environment. Accordingly, although the Bank currently meets all applicable regulatory capital requirements and remains well capitalized, it is close to the applicable well capitalized threshold, and the Corporation has preliminarily determined that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank is advisable. As a result, the Corporation filed on November 13, 2008, an initial application pursuant to the CPP with its regulator, the OTS, seeking approval to sell $8,100,000 in preferred stock to the Treasury (which will equal approximately 3% of its total risk weighted assets as of September 30, 2008).

The general terms of the preferred stock to be issued by the Corporation under the CPP are expected to be as follows:

•
Dividends at the rate of 5% per annum, payable quarterly in arrears, are required to be paid on the preferred stock for the first five years and dividends at the rate of 9% per annum are required thereafter until the stock is redeemed by the Corporation;

•
Without the prior consent of the Treasury, the Corporation will be prohibited from increasing its common stock dividends or repurchasing its common stock for the first three years while Treasury is an investor;

•
During the first three years the preferred stock is outstanding, the Corporation will be prohibited from repurchasing such preferred stock, except with the proceeds from a sale of Tier 1 qualifying common or other preferred stock of the Corporation in an offering that raises at least 25% of the initial offering price of the preferred stock sold to the Treasury ($2,025,000, assuming the Corporation issues $8,100,000 in preferred stock to the Treasury under the CPP). After the first three years, the preferred stock can be redeemed at any time with any available cash;

•
Under the CPP, the Corporation is also required to issue the Treasury warrants entitling the Treasury to buy an amount of the Corporation’s common stock equal to 15% of the Treasury’s total investment in the preferred stock (estimated to be approximately 88,363 shares of common stock based on the closing price of the common stock on November 12, 2008); and

•	The Corporation must agree to certain compensation restrictions for its senior executive officers and restrictions on the amount of executive compensation which is tax deductible.

The Corporation’s participation in the CPP will remain subject to various contingencies, including, but not limited to, acceptance by the Treasury of its application, review and approval of the preferred stock investment documents by the Corporation’s Board of Directors, and verification that the Corporation can otherwise comply with various other detailed requirements of the investment. In the event the Corporation ultimately elects to participate in the CPP, the Corporation anticipates using the proceeds from the preferred stock sale to increase its overall capital levels at the Bank level, provide funds for additional loans, and for other general corporate purposes.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Board of Governors of the Federal Reserve System, and consulting with the President, Secretary Paulson signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until December 5, 2008, without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Prior to December 5, 2008, in order to avoid the increased insurance premiums,  the Bank must inform the FDIC whether it will opt out of either the temporary senior unsecured debt guarantee program or the enhanced deposit insurance program or both. The Corporation is assessing its participation in the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and governmental intervention in the financial services industry.

EFFECT OF CURRENT EVENTS

Although the Company’s fundamental banking practices and policies have protected it from the significant write-downs, impairments and disruption being experienced in the industry, management continues to assess the impact on the Corporation of the uncertain economic and regulatory environment affecting the country at large and the financial services industry in particular.  The Corporation has decided to file an application under the Troubled Asset Relief Program  (“TARP”) Capital Purchase Program (“CPP”) seeking approval to sell $8,100,000 in preferred stock to the Treasury.  See Note 7, Subsequent Event, to the Corporation’s Unaudited Consolidated Condensed Financial Statements, included in this Form 10-Q and incorporated herein, for further information related to this decision.

Both the level of turmoil in the financial services industry and the Corporation’s participation in the TARP’s CPP will present unusual risks and challenges for the Corporation, as described below:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Note 7, Subsequent Event, to the Corporation’s Unaudited Consolidated Condensed Financial Statements, included in this Form 10-Q and incorporated herein.  It is not clear at this time what impact the Emergency Economic Stabilization Act (“EESA”), TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including the Corporation.

In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Possible Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank is considering participating in the FDIC’s Temporary Liquidity Guarantee Program, which could increase its insurance premiums up to 85 basis points per annum with respect to the Bank’s deposits.

Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. Further increases in premium assessments would increase the Corporation’s expenses.

Our Participation in the TARP Capital Purchase Program May Adversely Affect the Value of Our Common Stock and the Rights of Our Common Stockholders. The terms of the preferred stock the Corporation will issue under the TARP CPP if its application is accepted and the transaction closes could reduce investment returns to the Corporation’s common stockholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Corporation will be prohibited from increasing its common stock dividends or repurchasing shares of its common stock for the first three years while the Treasury holds the preferred stock.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Corporation. The payments of these dividends will decrease the excess cash the Corporation otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital.

Finally, the Corporation will be prohibited from continuing to pay dividends on its common stock unless it has fully paid all required dividends on the preferred stock issued to the Treasury. Although the Corporation fully expects to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on its common stock at current levels), there is no guarantee that it will be able to do so in the future.

The Soundness of Other Financial Institutions Could Adversely Affect Us. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Future Reduction in Liquidity in the Banking System. The Federal Reserve Bank has been providing vast amounts of liquidity in to the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation’s internal loan review.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2008 and December 31, 2007, mortgage servicing rights had carrying values of $264,000 and $284,000 respectively.

FINANCIAL CONDITION

At September 30, 2008, the Corporation’s consolidated assets totaled $364.9 million, an increase of $14.8 million, or 4.2% from December 31, 2007.  An increase in the Bank’s loan portfolio of $20.8 million year-to-date was comprised primarily of consumer loans for 1-4 family residential owner-occupied property ($7.8 million), 1-4 family investment property ($7.8), commercial real estate loans ($3.0 million) and commercial purpose loans, most specifically agricultural crop loans and small business loans, ($3.0 million). Loans for multi-family housing and consumer installment loans dropped over the period.  Loan growth was funded partially by called and matured investments and by increases in deposits for the period.  Over the same, period interest receivable on interest earning assets decreased by $303,000, or 12.7%, reflecting the drop in interest rates resulting from the January, March, and May reductions of the Prime rate by the Federal Reserve (Fed).  Most radically affected by the drops in the Prime interest rate were commercial loans and home equity lines of credit which change directly with the rate.  The average yield on loans at September 30, 2008 was 6.35%, a decrease of .71% from the rate of 7.06% at the same period in 2007. Other increases for the period included a 2.0% increase in premises and equipment, reflecting the opening of the new branch in Floyds Knobs, Indiana and a 23.9% increase in non-earning “Other Assets,” primarily prepaid expenses and deferred tax assets.

The Corporation’s consolidated allowance for loan losses totaled $2.2 million at both September 30, 2008 and December 31, 2007, compared to the total at September 30, 2007of $2.0 million.  These levels represented ..78%, .85%, and .78 % of total loans, respectively.  Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1.0 million, $1.8 million, and $1.9 million for the same periods.  From December 31, 2007 to September 30, 2008 the allowance for loan losses was funded at a level in line with current and estimated charge offs.  With the exception of a few loans delinquent due to administrative delays in refinancing, the Bank’s non-performing loans represent loans in the lengthy process of foreclosure, for which appropriate specific loss reserves have been established. The provision for loan losses increased to $245,000 for the quarter ended September 30, 2008, as compared to $196,000 for the same period in 2007 and $645,000 for the nine months ended September 30, 2008 as compared to $292,000 for the same period in 2007.

Although management believes that its allowance for loan losses at September 30, 2008, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in the monitoring of delinquent loans and in the analysis of the factors affecting the allowance.  At September 30, 2008 the Bank held one piece of repossessed real estate valued at $173,000 as compared to two pieces with a combined value of $184,000 at December 31, 2007.

Deposits totaled $234.9 million at September 30, 2008, an increase of $15.2 million, or 6.9%, compared to total deposits at December 31, 2007. During the nine-month period, transactional deposit accounts increased by $2.8 million while interest bearing accounts increased $12.4 million.  Deposit increases for the period came primarily from school and governmental accounts as the school year began and tax receipts were received.

Borrowings totaled $101.2 million at September 30, 2008 versus $102.2 million on December 31, 2007.  Of total borrowings, $94.0 million and $95.0 million represented Federal Home Loan Bank (FHLB) advances with average rates of 4.62% and 4.64% at the respective dates. The Bank has experienced a slower drop in the overall cost of funds as a result of these longer term borrowing rates, which average slightly less than 1% over the highest paying certificate of deposit rate for the Bank.

Shareholders’ equity totaled $25.5 million at September 30, 2008, a slight decrease of $154,000, or .6% from the $25.7 million at December 31, 2007.  Of this change, $1.8 million was income from operations, $1.0 million was paid out in dividends to shareholders, and $1.0 million was a decrease in equity resulting from the change from a net gain position on unrealized gains/losses on available for sale securities to a net loss position.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2008, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

GENERAL

The Corporation’s net income for the nine months ended September 30, 2008, totaled $1.8 million, an increase of $226,000 or 13.9% from the $1,623,000 reported for the period ended September 30, 2007.  The increase in income in the 2008 period was primarily attributable to improvements in both the spread on interest bearing items, with net interest income increasing by 15.3% year-to-year, and in non-interest income, most specifically income from the gain on loan sales to the secondary market, which were up by 152% over 2007 levels.

NET INTEREST INCOME

Total interest income for the nine months ended September 30, 2008 increased only slightly by $37,000, or .2%, to $15.3 million from the $15.2 million recorded for the same period in 2007.  Despite strong growth in the underlying assets, income increased only slightly as the effect of the rate changes by the Federal Reserve earlier this year were felt.

Total interest expense for the same period exhibited significant declines with a decrease of $894,000, or 9.7%, from $9.2 million at September 30, 2007 to $8.3 million at September 30, 2008.  For the nine months ended September 30, 2008 interest expense from deposits totaled $4.6 million while interest expense from borrowings totaled $3.7 million, as compared to $5.7 million and $3.5 million for the same period in 2007.  Of the overall decrease in interest expense, $1.1 million, or 18.7%, was attributable to interest expense on deposits as the effect of the Fed rate cuts continued to affect the Bank.  Over the same period, the Bank experienced a slight increase of $169,000, or 4.9%, on interest expense for borrowings as the average balance of funds borrowed from the FHLB increased.

Net Interest Income increased to $7.0 million for the nine months ended September 30, 2008 from $6.1 million for the same period in 2007, an increase of $930,000, or 15.3%.  This increase reflects both strong loan growth and the effects of the interest rate environment on the spread between interest earning assets and interest bearing liabilities.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $645,000 provision for losses on loans for the nine months ended September 30, 2008, as compared to $292,000 for the same period in 2007. Non-performing loans as of September 30, 2008 were $1.0 million, a drop of $803,000, or 44%, from the $1.8 million at the same point in 2007, reflecting the charge off of some long standing problem loans and aggressive management of past due accounts. The increase in the provision year-to-year has been predicated primarily on estimated losses with some impact for the current economic environment.  While management believes that the allowance for losses on loans is adequate at September 30, 2008, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased slightly by $191,000, during the nine months ended September 30, 2008 to $2.5 million, as compared to the $2.3 million reported for the same period in 2007.  This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market and gains on the sale of investments during the period offset by losses on sales of foreclosed property.  Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Other Expense increased by $510,000, or 8.7%, to $6.4 million during the nine months ended September 30, 2008, as compared to the $5.9 million reported for the same period in 2007.  Increases in personnel and occupancy costs relative to the opening of the Floyds Knobs, Indiana branch contributed to this increase, along with data processing costs relative to ATM usage, and loan administration costs, which mirror loan growth and loan sales, and increases in the FDIC assessment.  Decreases in professional fees from the higher fees reported in 2007 (which higher 2007 fees were a result of implementation of Sarbanes-Oxley, as well as additional costs arising from the litigation described in Item 1 of Part II of this Form 10-Q) and in the amortization expense relative to servicing rights on mortgages sold to Freddie Mac (FM) (due to declines in FM sales over the past three years) offset some of the expense increase.

INCOME TAXES

The provision for income taxes totaled $618,000 for the nine months ended September 30, 2008, an increase of $32,000, or 5.4%, over the $586,000 for the same period in 2007.  The effective tax rate for the nine months ended September 30, 2008 was 25.1% as compared to 26.5% for the same period in 2007.  The decrease continues to reflect the effect of tax-exempt income from cash surrender value life insurance and municipal investments.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

GENERAL

The Corporation’s net income for the three months ended September 30, 2008, totaled $645,000, with an increase of $113,000 or 21.1% from the $532,000 reported for the period ended September 30, 2007.  The Corporation experienced several positive events that contributed to this increase including, but not limited to, a widening of the spread between interest earned and interest expensed, and increases in fees earned on overdrawn checking accounts.  Meanwhile expense increases included increased ATM costs and staffing, occupancy, and promotional costs for the new branch in Floyds Knobs, Indiana. Expense increases were offset by the continued decline in the expense for the amortization of mortgage servicing rights from prior year loan sales.  Professional fees also dropped year to year from the higher expenses that were incurred in 2007 from the Bank’s implementation of Sarbanes-Oxley legislation and additional costs arising from the litigation described in Item 1 of Part II of this Form 10-Q. The Corporation funded the provision for loan losses at $245,000 for the three months ended September 30, 2008 as compared to $196,000 for the same period in 2007 reflecting anticipated losses identified through the analysis of delinquent and problem loans.

NET INTEREST INCOME

Total interest income for the three months ended September 30, 2008 amounted to $5.1 million, a slight decrease of $112,000, or 2.1%, from the $5.3 million reported for the comparable period in 2007.  This decrease reflects the effects of an increase in average interest-earning assets in the face of a declining average rate as the loan portfolio catches up to the rate reductions implemented by the Federal Reserve earlier this year.  The average loan rate dropped from 7.06% at September 30, 2007 to 6.35% at September 30, 2008, a drop of .71%.

Interest expense on deposits decreased by $509,000, or 25.8%, to a total of $1.5 million for the three months ended September 30, 2008 as compared to $2.0 million for the comparable period in 2007, due to the decrease in the average rate paid on deposits outstanding year-to-year. Interest expense on borrowings totaled $1.2 million for the three months ended September 30, 2008, only a slight increase of $47,000, from the $1.2 million reported for the comparable period in 2007.  During the period the average balance for advances from the FHLB increased while the average rate paid on those borrowings decreased from 4.69% at September 30, 2007 to 4.62% at the same point in 2008.

Net interest income increased to $2.5 million at September 30, 2008 from $2.1 million for the same period in 2007, a gain of almost $350,000, or 16.6%.  This increase was primarily due to the widening of the interest spread and an increase of nearly $16.6 million in interest earning assets, period to period.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $245,000 provision for losses on loans for the three months ended September 30, 2008 and $196,000 for the same period in 2007. The 2008 provision amount was predicated on the increase in the balance of the loan portfolio, coupled with the increase in the level of delinquent loans year-to-year and most especially, analysis of troubled loans currently in the process of foreclosure. While management believes that the allowance for losses on loans is adequate at September 30, 2008, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by 4.0% or $32,000, during the three months ended September 30, 2008 to $834,000, as compared to the $802,000 reported for the same period in 2007. The change was primarily attributable to increased income from fees charged for overdrawn checking accounts, with slight increases in income from the sale of loans in the secondary market and from the increase in the cash surrender value of bank owned life insurance.  Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Other expense increased by 9.6%, from $2.0 million at September 30, 2007 to $2.2 million at September 30, 2008.  Period to period increases in personnel costs, reflecting the addition of professional staff, increased building, occupancy, and promotional costs, reflective of branch updating and the opening of the Floyds Knobs, Indiana branch, and increased data processing expenses contributed most significantly to the increase.  Declines in the amortization expense for mortgage servicing rights and in professional fees paid period to period helped to defray some of the increases.  The Corporation also experienced an increase in the assessment paid to the FDIC during the period, signifying the end of the assessment credit granted in 2007.

INCOME TAXES

The provision for income taxes totaled $213,000 for the three months ended September 30, 2008, an increase of $28,000, or 15.2%, as compared to the $185,000 reported for the same period in 2007. The effective tax rate for the three months ended September 30, 2008, was 24.8% as compared to 25.8% for the same period in 2007.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

LIQUIDITY RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2008, the Bank had $94.0 million in such borrowings.  In addition, at September 30, 2008 the Bank had commitments to fund loan originations of $3.1 million, unused home equity lines of credit of $15.5 million and unused commercial lines of credit of $11.4 million.  Commitments to sell loans as of that date were $238,000.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

The Bank denies the plaintiffs’ allegations but, as previously reported, the Bank, along with the other trustee defendants, has agreed to terms for a settlement of the plaintiffs’ claims. The settlement has been submitted to the court for approval, and the court has signed a preliminary approval order.  A final hearing on the approval order has been set for January 23, 2009.

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

RIVER VALLEY BANCORP

Date: November 14, 2008	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached