Form 10-K
period 2008-12-31
RIVER VALLEY BANCORP
filed 2009-03-18
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2008
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

As of June 30, 2008, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $11,362,035 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 23, 2009, there were issued and outstanding 1,500,322 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on April 15, 2009 are incorporated in Part III.

RIVER VALLEY BANCORP
FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimates or expectations of River Valley Bancorp, its directors, or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include, but are not limited to, changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and governmental intervention in the financial services industry.

PART I

ITEM 1. BUSINESS.
BUSINESS

GENERAL

River Valley Bancorp (the “Holding Company” or “River Valley” and together with the “Bank,” the “Company”), an Indiana corporation, was formed in 1996 for the primary purpose of purchasing all of the issued and outstanding common stock of River Valley Financial Bank (formerly Madison First Federal Savings and Loan Association; hereinafter “River Valley Financial” or the “Bank”) in its conversion from mutual to stock form. The conversion offering was completed on December 20, 1996. On December 23, 1996, the Company utilized approximately $3.0 million of the net conversion proceeds to purchase 95.6% of the outstanding common shares of Citizens National Bank of Madison (“Citizens”), and River Valley Financial and Citizens merged on November 20, 1997.

The activities of the Holding Company have been limited primarily to holding the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its eight full-service office locations in Jefferson, Floyd and Clark Counties, Indiana, and Carroll County, Kentucky, and offers a variety of deposit and lending services to consumer and commercial customers. The Company is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the “OTS”). River Valley Financial is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits in River Valley Financial are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 44.3% of the Bank’s total loan portfolio at December 31, 2008. The Bank identified loans totaling $130,000 as held for sale at December 31, 2008. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans.

The Bank’s primary market areas are Jefferson, Floyd and Clark Counties in Southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky. The Company’s Internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

LOAN PORTFOLIO DATA

The following table sets forth the composition of the Bank’s loan portfolio, including loans held for sale, as of December 31, 2008, 2007, 2006, 2005 and 2004 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process.
	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$128,215	44.3%	$118,113	44.7%	$104,404	42.2%	$96,766	41.0%	$103,606	43.0%
Multi-family	9,924	3.4	10,274	3.9	9,613	3.9	8,412	3.6	8,100	3.4
Construction	10,999	3.8	14,319	5.4	17,993	7.3	13,549	5.7	20,046	8.3
Nonresidential real estate	80,183	27.7	69,031	26.1	64,130	25.9	65,310	27.7	59,702	24.8
Land loans	8,773	3.0	12,033	4.6	15,790	6.4	16,744	7.1	7,933	3.3
Consumer loans:
Automobile loans	2,416	.9	2,686	1.0	2,853	1.1	3,444	1.5	4,675	1.9
Loans secured by deposits	619	.2	632	.2	605	.2	510	.2	553	.2
Other	2,023	.7	2,718	1.0	2,802	1.2	2,986	1.3	3,659	1.5
Commercial loans	46,397	16.0	34,649	13.1	29,000	11.8	28,148	11.9	32,582	13.6
Gross loans receivable	289,549	100.0	264,455	100.0	247,190	100.0	235,869	100.00	240,856	100.00

Add/(Deduct):
Deferred loan origination costs	503	.2	494	.2	487	.2	488	.2	496	.2
Undisbursed portions of loans in process	(2,384)	(.8)	(4,113)	(1.6)	(3,614)	(1.5)	(5,152)	(2.2)	(8,812)	(3.7)
Allowance for loan losses	(2,364)	(.8)	(2,208)	(.8)	(2,176)	(.9)	(2,320)	(1.0)	(2,364)	(1.0)
Net loans receivable	$285,304	98.6%	$258,628	97.8%	$241,887	97.8%	$228,885	97.0%	$230,176	95.6%

The following table sets forth certain information at December 31, 2008, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance Outstanding at	Due During Years Ended December 31
	December 31, 2008	2009	2010	2011 to 2012	2013 to 2017	2018 to 2022	2023 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$128,215	$177	$142	$752	$6,038	$12,439	$108,667
Multi-family	9,924	579	114	-	50	624	8,557
Construction	10,999	9,845	1,154	-	-	-	-
Nonresidential Real estate loans	80,183	13	13	1,519	3,751	6,540	68,347
Land loans	8,773	84	5	6	848	667	7,163
Consumer loans:
Loans secured by deposits	619	473	34	112	-	-	-
Other loans	4,439	847	638	1,844	1,084	26	-
Commercial loans	46,397	26,330	12,562	1,865	5,401	239	-
Total	$289,549	$38,348	$14,662	$6,098	$17,172	$20,535	$192,734

The following table sets forth, as of December 31, 2008, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2009
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
One-to-four-family	$23,924	$104,114	$128,038
Multi-family	406	8,939	9,345
Construction	-	1,154	1,154
Nonresidential real estate loans	6,396	73,774	80,170
Land loans	111	8,578	8,689
Consumer loans:
Loans secured by deposits	146	-	146
Other loans	3,528	64	3,592
Commercial loans	7,064	13,003	20,067
Total	$41,575	$209,626	$251,201

Residential Loans. Residential loans consist primarily of one- to four-family residential loans. Approximately $128.2 million, or 44.3% of the Bank’s portfolio of loans, at December 31, 2008, consisted of one- to four-family residential loans, of which approximately 80.6% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank’s ARMs were indexed to the 11th District Cost of Funds. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3% for owner-occupied properties and 3.5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2008 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2008, approximately 19.4% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2008, the Bank had approximately $75.7 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2008 the Bank originated and retained $9.0 million of fixed rate one- to four-family residential mortgage loans that typically would be sold to the secondary market, but were held by the Bank for investment purposes.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2008, the Bank had outstanding approximately $10.6 million of home equity loans, with unused lines of credit totaling approximately $15.8 million. No home equity loans were included in non-performing assets as of December 31, 2008. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 90% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

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

At December 31, 2008, $752,000 of one- to four-family residential mortgage loans, or 0.3% of total loans, were included in the Bank’s non-performing assets.

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

At December 31, 2008, $11.0 million, or 3.8% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2008 totaled $1.2 million. There were no non-performing construction loans at December 31, 2008.

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

Nonresidential Real Estate Loans. At December 31, 2008, $80.2 million, or 27.7% of the Bank’s portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate, adjustable rate loans of varying rates with lock in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2008, the Bank’s largest nonresidential real estate loan was $4.5 million. Nonresidential real estate loans in the amount of $160,000, or 0.1% of total loans, were included in non-performing assets at December 31, 2008.

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

Multi-family Loans. At December 31, 2008, approximately $9.9 million, or 3.4% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2008 was $980,000 and was secured by an apartment complex in New Albany, Indiana. No multi-family loans were included in non-performing assets as of December 31, 2008.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2008, approximately $8.8 million, or 3.0% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans; i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2008, the Bank’s largest land loan totaled $1.9 million. No land loans were included in non-performing assets as of December 31, 2008.

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

Commercial Loans. At December 31, 2008, $46.4 million, or 16.0% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2008, approximately $41.0 million, or 91.2%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2008, the largest commercial loan was $2.5 million. As of the same date, commercial loans totaling $109,000 were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $5.1 million at December 31, 2008, or 1.8% of the Bank’s total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2008, 96.9% of the Bank’s consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank primarily offers only direct automobile loans. Due to dealer incentives, indirect automobile loans are rare and over the last few years the Bank has done only a few. Under the Bank’s indirect automobile program, participating automobile dealers would receive loan applications from prospective purchasers of automobiles at the point of sale and deliver them to the Bank for processing. The dealer would then receive a portion of the interest payable on approved loans.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2008, consumer loans amounting to $24,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans. The Bank historically originated its ARMs pursuant to its own underwriting standards. In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2008, the Bank serviced $75.7 million in loans sold to the FHLMC.

The Bank confines its loan origination activities primarily to Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. At December 31, 2008, the Bank held loans totaling approximately $49.9 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s eight full-service offices.

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

The Bank occasionally purchases and sells participations in commercial loans, non-residential real estate and multi-family loans to or from other financial institutions. At December 31, 2008, the Bank held no participation loans in its loan portfolio.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Loans Disbursed:
Residential real estate loans	$47,309	$46,496	$42,320
Multi-family loans	2,460	2,351	1,770
Construction loans	7,333	10,708	19,107
Non-residential real estate loans	16,978	8,488	10,042
Land loans	7,324	8,963	5,761
Consumer and other loans	3,081	4,037	4,260
Commercial loans	43,158	28,835	21,034
Total loans disbursed	127,643	109,878	104,294
Reductions:
Sales	10,009	6,514	5,501
Principal loan repayments and other (1)	90,958	86,623	85,791
Total reductions	100,967	93,137	91,292
Net Increase (decrease)	$26,676	$16,741	$13,002

(1)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

Non-performing Assets. At December 31, 2008, $1.0 million, or 0.28% of consolidated total assets, were non-performing loans compared to $1.8 million, or .52% of consolidated total assets, at December 31, 2007. The Bank had $259,000 of REO at December 31, 2008 as compared to $184,000 at the same date in 2007.

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

	At December 31
	2008	2007	2006
	(In thousands)
Non-performing assets:
Non-performing loans	$1,045	$1,825	$1,114
Foreclosed real estate	259	184	-
Total non-performing assets	$1,304	$2,009	$1,114
Total non-performing loans to total loans	.37%	0.71%	0.46%
Total non-performing assets to total assets	.35%	0.57%	0.33%

At December 31, 2008, the Bank held loans delinquent from 30 to 89 days totaling $2.0 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Problem relationships identified since December 31, 2008, and not included in the non-performing totals above, include the following relationship. In January 2009, the Bank received notice that its largest lending relationship, of approximately $4.8 million, was seeking to deleverage that position. The relationship is secured by residential, investment properties, farms, and other land holdings at an average loan-to-value of 74%. The borrower has a strong credit history and the intent to work out this issue. The Bank will continue to evaluate this issue and assess reserves if and when they are warranted.

Delinquent Loans. The following table sets forth certain information at December 31, 2008, 2007, and 2006 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2008				At December 31, 2007				At December 31, 2006
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in Thousands)
Residential real estate loans	8	$412	9	$752	15	$1,064	14	$657	11	$310	13	$709
Construction loans.	2	261	-	-	1	30	-	-	2	306	-	-
Land loans	1	45	-	-	1	46	1	225	-	-	-	-
Non-residential real estate loans	2	585	2	160	2	376	3	568	1	64	1	210
Consumer loans	13	54	5	24	13	63	1	2	7	15	4	12
Commercial loans	6	663	3	109	5	419	3	373	7	53	2	183
Total	32	$2,020	19	$1,045	37	$1,998	22	$1,825	28	$748	20	$1,114
Delinquent loans to total loans				1.07%				1.48%				0.77%

Classified Assets. Federal regulations and the Bank’s Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities of lesser quality as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

Not all of the Bank’s classified assets constitute non-performing assets. Historically, management has been very conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. For this reason the amount of classified assets for the Bank may appear high in relation to actual delinquencies. This indicates a diligence by the Bank in management of problem loans, as the Bank uses the classification listing as a “watch list” of loans that management believes to be potentially problematic, rather than just a listing of known problem loans. Lower than peer delinquencies are the result of this conservative and proactive approach to management of the classified list.

The classification of assets listing is evaluated monthly by a committee comprised of lending personnel, the Bank Chief Executive Officer, the Chief Financial Officer, and the Bank’s Internal Auditor. The list encompasses entire relationships, rather than single problem loans, and removal of loans from the list is only approved by the committee upon demonstrated performance by the borrower. Loans are classified as “doubtful” if the committee believes the loan to be unlikely to perform to its agreed upon terms and may also be higher than peer due to management’s conserative approach.

At December 31, 2008, the aggregate amount of the Bank’s classified assets are as follows:

At December 31, 2008
(In thousands)
Substandard assets	$5,816
Doubtful assets	2,397
Loss assets	-
Total classified assets	$8,213

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank’s classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2008. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$2,208	$2,176	$2,320	$2,364	$2,056
Charge-offs:
Real estate loans	(782)	(270)	(247)	(190)	(24)
Consumer	(183)	(183)	(178)	(217)	(150)
Commercial loans	(83)	(213)	(19)	-	-
Total charge-offs	(1,048)	(666)	(444)	(407)	(174)
Recoveries	124	136	36	75	144
Net charge-offs	(924)	(530)	(408)	(332)	(30)
Provision for losses on loans	1,080	562	264	288	338
Balance end of period	$2,364	$2,208	$2,176	$2,320	$2,364
Allowance for loan losses as a percent of total loans outstanding	.82%	.83%	.89%	1.00%	1.02%
Ratio of net charge-offs to average loans outstanding before net items	.32%	.20%	.17%	.14%	.01%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Residential real estate	$602	51.5%	$743	54.0%	$954	53.4%	$1,102	50.3%	$930	54.7%
Nonresidential real estate	37	30.7	-	30.7	-	32.3	64	34.8	162	28.1
Consumer loans	77	1.8	57	2.3	171	2.5	156	3.0	226	3.7
Commercial loans	1,088	16.0	892	13.1	855	11.7	724	11.9	807	13.5
Unallocated	560	-	515	-	196	-	274	-	239	-
Total	$2,364	100.0%	$2,208	100.0%	$2,176	100.0%	$2,320	100.0%	$2,364	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2008, the investments in the portfolio had a carrying value of approximately $38.2 million, or 10.3%, of the consolidated total assets.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$12,900	$13,362	$35,821	$36,123	$50,812	$50,369
Corporate bonds	4,414	3,641	888	888	-	-
Municipal securities	16,978	16,332	15,598	15,644	14,776	14,712
Total available for sale	34,292	33,335	52,307	52,655	65,588	65,081
FHLB stock	4,850	4,850	4,750	4,750	4,400	4,400
Total investments	$39,142	$38,185	$57,057	$57,405	$69,988	$69,481

The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008.

	Amount at December 31, 2008 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$1,997	4.79%	$4,996	4.19%	$1,990	5.34%	$3,917	5.54%
Municipal securities	-	-	1,284	3.53	7,076	3.83	8,618	4.36
Corporate	-	-	2,623	4.27	-	-	1,791	3.57

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

At December 31, 2008, the Bank had mortgage-backed securities with a carrying value of approximately $18.9 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government Agency securities	$10,626	$10,955	$5,275	$5,353	$-	$-
Collateralized mortgage obligations	7,750	7,994	981	991	68	69
Total mortgage-backed securities	$18,376	$18,949	$6,256	$6,344	$68	$69

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008.

	Amount at December 31, 2008 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale	-	-	-	-	-	-	$10,625	5.34%
CMOs	-	-	-	-	1	8.38	7,750	6.35

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2008, 2007, and 2006.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$6,256	$68	$83
Purchases	13,650	6,423	-
Sales proceeds	-	-	-
Repayments	(1,571)	(236)	(15)
Losses on sales	-	-	-
Premium and discount amortization, net	41	1	-
Ending balance	$18,376	$6,256	$68

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

Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branches in Sellersburg, Indiana (Clark County), Charlestown, Indiana (Clark County), Floyds Knobs, Indiana (Floyd County) and the branch in Carrollton, Kentucky (Carroll County), the Bank’s market area has expanded. Deposits will come from all of our market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. However, during 2008, transactional deposits, and primarily NOW and MMDA deposits, shrank from $126.8 million at December 31, 2007 to $118.4 million at December 31, 2008, a reduction of $8.4 million, or 6.6%. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. As customers pursued more stable deposit products during 2008, certificate of deposit balances grew $36.5 million, or 39.3%, from the balance of $92.9 million as of December 31, 2007 to $129.4 million at December 31, 2008. As certificates of deposit repriced and new certificates were added, the lower interest rates for these items caused a decline in the cost of deposits and the widening of the interest spread, period to period.

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2008 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2008	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Non-interest bearing accounts	$ 100	$ 21,393	8.63%	0.00%
Savings accounts	50	27,338	11.03	1.00
MMDA	2,500	14,859	6.00	1.84
NOW accounts	1,000	54,787	22.11	1.31
Total withdrawable		118,377	47.77	1.04
Certificates (original terms):
I.R.A.	$2,500	$ 7,115	2.87%	3.54%
3 month	2,500	30	.01	1.54
6 months	2,500	4,778	1.93	2.79
9 month	2,500	2,618	1.06	3.28
12 months	2,500	20,340	8.21	3.41
15 month	2,500	12,774	5.16	3.21
18 month	2,500	1,501	0.61	3.71
24 months	2,500	4,749	1.92	4.03
30 months	2,500	667	0.27	4.18
36 months	2,500	3,270	1.32	4.03
41 months	2,500	3,173	1.28	4.42
48 months	2,500	2,487	1.00	4.56
60 months	2,500	3,732	1.50	4.24
Jumbo certificates	2,500	62,166	25.09	3.74
Total certificates		129,400	52.23	3.65
Total deposits		$247,777	100.00%	2.40%

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2008	2007	2006
	(In thousands)
0.00 to 1.00%	$3,973	$-	$-
1.01 to 2.00%	28,895	195	281
2.01 to 3.00%	46,010	298	3,979
3.01 to 4.00%	45,856	14,616	23,050
4.01 to 5.00%	4,666	35,392	45,211
5.01 to 6.00%	-	42,415	29,480
Total	$129,400	$92,916	$102,001

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2008. Matured certificates, which have not been renewed as of December 31, 2008, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2008 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 1.00%	$3,419	$408	$4	$143
1.01 to 2.00%	27,180	1,463	230	22
2.01 to 3.00%	38,326	4,989	2,151	543
3.01 to 4.00%	26,475	5,823	5,173	8,385
4.01 to 5.00%	2,304	938	558	866
Total	$97,704	$13,621	$8,116	$9,959

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008.

At December 31, 2008
Maturity Period	(In thousands)
Three months or less	$22,224
Greater than three months through six months	14,253
Greater than six months through twelve months	13,809
Over twelve months	11,880
Total	$62,166

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity
	Balance at December 31, 2008	% of Deposits	Increase (Decrease) from 2007	Balance at December 31, 2007	% of Deposits	Increase (Decrease) from 2006	Balance at December 31, 2006	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$21,393	8.63%	$2,774	$18,619	8.47%	$(721)	$19,340	8.78%
Savings accounts	27,338	11.03	2,608	24,730	11.26	621	24,109	10.95
MMDA	14,859	6.00	(8,955)	23,814	10.84	7,590	16,224	7.37
NOW accounts	54,787	22.11	(4,816)	59,603	27.13	1,039	58,564	26.59
Total withdrawable	118,377	47.77	(8,389)	126,766	57.70	8,529	118,237	53.69
Certificates (original terms):
I.R.A.	7,115	2.87	449	6,666	3.03	(531)	7,197	3.27
3 months	30	0.01	5	25	0.01	13	12	-
6 months	4,778	1.93	(228)	5,006	2.28	3,530	1,476	.67
9 months	2,618	1.06	(534)	3,152	1.44	848	2,304	1.05
12 months	20,340	8.21	9,647	10,693	4.87	(2,320)	13,013	5.91
15 months	12,774	5.16	(9,385)	22,159	10.09	6,570	15,589	7.08
18 months	1,501	0.61	(24)	1,525	0.69	(1,137)	2,662	1.21
24 months	4,749	1.92	1,751	2,998	1.37	(1,229)	4,227	1.92
30 months	667	0.27	(85)	752	0.34	(1,091)	1,843	.84
36 months	3,270	1.32	2,247	1,023	0.47	(1,499)	2,522	1.14
41 months	3,173	1.28	2,692	481	0.22	481	-	-
48 months	2,487	1.00	897	1,590	0.72	174	1,416	.64
60 months	3,732	1.50	(616)	4,348	1.98	(3,850)	8,198	3.72
Jumbo certificates	62,166	25.09	29,668	32,498	14.79	(9,044)	41,542	18.86
Total certificates	129,400	52.23	36,484	92,916	42.30	(9,085)	102,001	46.31
Total deposits	$247,777	100.00%	$28,095	$219,682	100.00%	$(556)	$220,238	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2008, the Bank had $90.0 million in FHLB advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Holding Company’s and the Bank’s borrowings at or for the years ended December 31, 2008, 2007, and 2006.

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$97,217	$102,217	$95,217
Average balance outstanding for period	100,467	96,884	86,635
Maximum amount outstanding at any month-end during the period	103,217	102,217	95,217
Weighted average interest rate during the period	4.83%	4.83%	4.72%
Weighted average interest rate at end of period	4.61%	4.76%	4.76%

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

The Bank’s wholly owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. During 2005, the Bank established in Nevada three new subsidiaries --RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC--to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiary increased from $1.3 million for the year ended December 31, 2007 to $1.5 million for the same period in 2008, an increase of 15.4%. This increase contributed to the decline in the effective tax rate, period to period, as discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

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

EMPLOYEES

As of December 31, 2008, the Bank employed 77 persons on a full-time basis and 20 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION

The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson, Floyd and Clark Counties, Indiana, and Trimble and Carroll County, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in Jefferson, Floyd and Clark Counties in Indiana, and Trimble, Carroll and Jefferson Counties in Kentucky and which have significantly larger resources available to them than does the Bank. In total, there are 22 financial institutions located in the 6-county market area, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the Qualified Thrift Lender (“QTL”) test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, a multiple savings and loan holding company may not, either directly or acting through a subsidiary that is not a savings association, conduct, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See Item 1 - Business - Regulation - Qualified Thrift Lender. At December 31, 2008, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2008, the Bank’s investment in stock of the FHLB of Indianapolis was $4.9 million. For the fiscal year ended December 31, 2008, the FHLB of Indianapolis paid approximately $183,400 in cash dividends to the Bank. Annualized, this income would have a rate of 5.0%. Due to the various financial difficulties in the financial industry, including the write-down in value of various mortgage-backed securities held by the FHLB of Indianapolis, the dividend rate paid by the FHLB of Indianapolis during the first quarter of 2009 was reduced by 75 basis points from the rate paid for the prior quarter.

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

All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, cash or FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as additional security or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing, and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

INSURANCE OF DEPOSITS

The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to a maximum amount, which is generally $250,000 per depositor until January 1, 2010, subject to aggregation rules. The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised this amount from $100,000 to $250,000, but the limit will return to $100,000 after December 31, 2009.

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF (the DIF’s predecessors). In 2007, the Bank received a one-time credit against future assessments in the amount of $178,000.

Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. The FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007. Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system. Under the risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessment rate will be based on the insured institution’s ranking in one of four risk categories. For 2008, assessments ranged from 5 to 43 basis points of assessable deposits, and the Bank paid assessments at the rate of 5.56 basis points for each $100 of insured deposits.

Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC published a restoration plan in 2008 designed to replenish the DIF. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009, the FDIC has adopted an across-the-board 7 basis point increase in the assessment range. The FDIC has also adopted further refinements to its risk-based assessment, effective April 1, 2009, that make the range of total base assessment rates 7 to 77 1/2 basis points, starting with the quarter beginning April 1, 2009. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed 3 basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

A significant increase in the risk category of the Bank or adjustment to the base assessment rates causing increased insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

FDIC-insured institutions remain subject to the requirement to pay quarterly debt service assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2008, the FICO assesment rate ranged between 1.10 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2009, the FICO assessment rate is 1.14 basis points.

As another response to difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage, and the Bank and the Company elected to participate in the unsecured debt guarantee program. The assessments for such enhanced protection will total 85 basis points per $100 of insured deposits during 2009.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates for the risk-based assessment system that will take effect beginning April 1, 2009. The FDIC adopted an interim rule that imposes a special assessment of 20 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Then, on March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $473,000 at the 20 basis points level, but if the FDIC is able to reduce the special assessment to 10 basis points, the Bank’s assessment would total approximately $236,000.

The FDIC’s rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. The FDIC also announced an amendment to the restoration plan to extend the period of the plan from five to seven years.

While the Company has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.

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

The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2008, the Bank was in compliance with all capital requirements imposed by law.

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

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2008, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

LOANS TO ONE BORROWER

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2008, the Bank had one relationship of $4.9 million that exceeded the legal lending limit as of that date, $4.8 million. That loan complied with the legal lending limit at the time it was made, and is still a legally compliant loan, but currently exceeds the lending limit because of a reduction in capital at the Bank level following a dividend declaration by the Bank. While the current economic conditions can quickly change lending relationships, at this time management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2008, the Bank was in compliance with its QTL requirement, with approximately 73.6% of its portfolio assets invested in QTIs.

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

ACQUISITIONS OR DISPOSITIONS AND BRANCHING

The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the Federal Reserve Board restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks, but as such they become subject to branching and activity restrictions applicable to banks.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm in certain cases, in their annual reports to stockholders.

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

RECENT LEGISLATIVE DEVELOPMENTS

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company has decided not to participate in the TARP CPP, as discussed further in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In addition, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Board of Governors of the Federal Reserve System, and consulting with the President, Secretary Paulson signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as unlimited deposit insurance on funds in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available to those who opt in to one or both of the programs at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Bank made the business decision to participate in the Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts through December 31, 2009. Also, the Bank and the Company elected to participate in the Debt Guarantee Program, which provides for the guarantee of eligible newly issued senior unsecured debt, although we do not contemplate issuing any guaranteed debt under the program at this time.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), signed into law on February 17, 2009, amended the EESA as it applies to institutions that receive financial assistance under TARP. ARRA, more commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury.

In addition, the Internal Revenue Service (“IRS”) has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Company. To date, the Company or the Bank has elected to participate only in the FDIC’s Debt Guarantee Program and Transaction Account Guarantee Program. Both of these programs are part of the FDIC’s Temporary Liquidity Guarantee Program and are further discussed in Item 1 - Business - Regulation - Insurance of Deposits.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2008.
Description and Address	Owned or Leased	Year Opened	Total Deposits(in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	$38,961	$359	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984		225	420
Hilltop Location:
430 Clifty Drive	Owned	1983	169,412	2,722	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,405	17	517

Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	9,918	376	1,344

Location in Charlestown, Indiana:
1025 Highway 62	Leased/Land	2002	3,265	509	1,500

Location in Sellersburg, Indiana:
Highway 311	Owned	2005	8,866	2,695	13,000

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	6,256	603	3,000

Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	3,694	198	1,656

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $272,000 at December 31, 2008.

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

ITEM 3. LEGAL PROCEEDINGS.

As previously reported, most recently in the Form 10-Q for the quarter ended September 30, 2008, Cecilia Means filed a putative class action complaint in the Marion County Superior Court, Marion County, Indiana, on behalf of herself and others who paid funds into a pre-need trust (the “Pre-Need Trust”) for burial services and merchandise from Grandview Memorial Gardens, against the Bank, a former trustee of the Pre-Need Trust; three other banks that serve or have served as trustees of the Pre-Need Trust; and the current and former owners of Grandview Memorial Gardens. The complaint alleges that the Bank and other trustees did not properly account for funds placed in the Pre-Need Trust and did not properly verify the legitimacy of disbursements from the Pre-Need Trust in violation of certain state statutes and in breach of the trustees’ alleged fiduciary duties. The complaint is not specific as to the amount of damages sought but states that the plaintiff believes that the Pre-Need Trust has an estimated $4 million in unfunded liabilities. The Bank denied the plaintiffs’ allegations but, as previously reported, the Bank, along with the other trustee defendants, agreed to terms for a settlement of the plaintiffs’ claims. Pursuant to the settlement agreement, the Bank contributed $110,000 into an escrow account established for the settlement fund. The settlement was submitted to the court for approval, and the court signed a preliminary approval order. At a final hearing on the approval order on January 23, 2009, the court entered a final judgment approving the class action settlement. The judgment was not appealed. The Bank has no further obligations under the settlement agreement and has been released by the class members from all claims relating to the Pre-Need Trust.

Except as disclosed above, neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Holding Company’s shareholders during the quarter ended December 31, 2008.

ITEM 4.5. EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank

Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Vickie L. Grimes	Treasurer	Vice President of Finance
Anthony D. Brandon		Executive Vice President
Mark A. Goley		Vice President of Lending
William H. Hensler		Vice President – Wealth Management
John Muessel		Vice President – Trust Officer

Matthew P. Forrester (age 52) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

Lonnie D. Collins (age 60) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Vickie L. Grimes (age 53) has served as Vice President - Finance since May of 2007. Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 37) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

Mark A. Goley (age 53) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

William H. Hensler (age 45) has served as Vice President – Wealth Management since June of 2006. Prior to joining the Bank he served as a financial consultant with Hilliard Lyons.

John Muessel (age 56) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

There were 1,500,322 common shares of River Valley Bancorp outstanding at February 23, 2009, held of record by approximately 337 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2006. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2008
December 31	$15.88	$11.24	$0.210
September 30	15.88	13.25	0.210
June 30	16.50	14.25	0.210
March 31	18.00	13.79	0.210
2007
December 31	$18.01	$14.29	$0.210
September 30	19.84	17.16	0.200
June 30	18.25	17.00	0.200
March 31	18.05	17.30	0.200
2006
December 31	$19.46	$17.60	$0.200
September 30	18.74	17.80	0.195
June 30	19.82	18.05	0.195
March 31	20.50	18.00	0.195

The high and low sale prices for the Holding Company’s common shares between December 31, 2008 and February 23, 2009, were $12.90 and $9.15, respectively.

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

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth the number and prices paid for repurchased shares.

Issuer Purchases of Equity Securities
Month of Purchase	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1 – October 31, 2008	-		-	-	-
November 1 – November 30, 2008	139,559	(1)	$13.00	-	-
December 1 – December 31, 2008	-		-	-	-
Total	139,559		-	-	-
_______________________
(1)
These shares were repurchased on November 13, 2008, from one of the Company’s largest shareholders, Tontine Financial Partners, L.P. The purchase was carried out on the open market at a price per share of $13.00.

(2)	We do not have in place a publicly announced plan or program to repurchase our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following tables set forth certain information concerning the consolidated financial condition, earnings, and other data regarding River Valley at the dates and for the periods indicated. The following selected financial data is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, presented in Item 8 - Financial Statements and Supplementary Data and in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Selected Consolidated Financial Information and Other Data

	At December 31,
	2008	2007	2006	2005	2004
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$372,344	$350,061	$342,249	$328,748	$289,427
Loans receivable - net	285,304	258,628	241,887	228,885	230,513
Cash and cash equivalents	10,033	8,137	11,808	17,730	12,437
Investment securities	52,284	58,999	65,150	59,609	26,964
Deposits	247,777	219,682	220,238	206,733	170,538
FHLB advances and other borrowings	97,217	102,217	95,217	96,782	94,600
Shareholders’ equity	24,540	25,677	24,147	23,018	22,393

	Year Ended December 31,
	2008	2007	2006	2005	2004
Summary of consolidated income data:	(In thousands, except share data)
Total interest income	$20,335	$20,558	$18,910	$16,298	$13,545
Total interest expense	10,876	12,334	11,053	8,155	5,617
Net interest income	9,459	8,224	7,857	8,143	7,928
Provision for losses on loans	1,080	562	264	288	338
Net interest income after provision for losses on loans	8,379	7,662	7,593	7,855	7,590
Other income	3,212	2,992	2,516	2,500	2,518
General, administrative and other expense	8,383	7,675	7,323	7,094	6,342

Income before income tax expense	3,208	2,979	2,786	3,261	3,766
Income tax expense	713	770	841	1,175	1,419
Net income	$2,495	$2,209	$1,945	$2,086	$2,347
Basic earnings per share	$1.54	$1.36	$1.21	$1.32	$1.48
Diluted earnings per share	$1.53	$1.34	$1.18	$1.27	$1.42

	Year Ended December 31,
Selected financial ratios and other data:	2008	2007	2006	2005	2004

Interest rate spread during period	2.73%	2.50%	2.53%	2.79%	3.13%
Net yield on interest-earning assets (1)	2.81	2.56	2.55	2.82	3.19
Return on assets (2)	.69	.64	.59	.63	.88
Return on equity (3)	9.71	8.92	8.27	9.06	10.46
Equity to assets (4)	6.59	7.21	7.06	7.00	7.73
Average interest-earning assets to average interest-bearing liabilities	102.14	101.49	100.68	101.29	102.51
Non-performing assets to total assets (4)	.35	.57	.33	.61	0.76
Allowance for loan losses to total loans outstanding (4)	.82	.83	.89	1.00	1.02
Allowance for loan losses to non-performing loans (4)	226.22	120.99	195.33	132.80	107.41
Net charge-offs to average total loans outstanding	.32	.21	.17	0.14	0.01
General, administrative and other expense to average assets (5)	2.34	2.23	2.19	2.29	2.38
Dividend payout ratio	54.90	60.45	66.53	61.02	50.70
Number of full service offices (4)	8	7	7	7	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Net earnings divided by average total assets.
(3)	Net earnings divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, River Valley was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2008, and River Valley’s results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

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

Effect of Current Events

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the government has responded with a number of new and amended regulatory provisions. Many of these provisions directly or indirectly impact the Company, including the EESA, TARP and the related CPP program, and changes to the federal deposit insurance program. Many of these new regulations and their effect on the Company are discussed in Item 1 - Business - Regulation.

Although the Company’s fundamental banking practices and policies have protected it from the significant write-downs and disruption being experienced in the industry, the Company will continue to monitor and enhance its stability in this uncertain environment. In November 2008, although the Bank met all applicable regulatory capital requirements and remained well capitalized, the Company made a preliminary determination that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank might become advisable. As a result, the Company filed an initial application pursuant to the CPP with its regulator, the OTS, seeking approval to sell $8,100,000 in preferred stock to the Treasury (which equalled approximately 3% of its total risk weighted assets as of September 30, 2008). The Company received preliminary approval of its application, and the Company called a Special Meeting of Shareholders on March 10, 2009, to consider whether to amend the Company’s Articles of Incorporation in a manner that would permit the Company to issue preferred stock to the Treasury or similar investors.

Although the shareholders approved the amendment of the Articles of Incorporation, which became effective on March 13, 2009, the Board of Directors, after careful consideration, has determined the Company will decline to participate in the TARP’s CPP.

Institutions like the Company were expected and encouraged by their regulators to apply for capital infusions through the CPP, even though the Bank is “well capitalized” by regulatory standards. After the Treasury announced the CPP as part of its emergency legislation, the applications were due less than a month after release of the application guidelines. Many companies, like us, applied for the funds as a way to preserve the option while engaging in a more thorough review of the advantages and consequences. This review has been complicated by ongoing adoption of new legislation and new regulations that will apply to recipients of the TARP money, many of which stipulations conflict with each other or are unclear. In fact, after the changes implemented as recently as February 17, 2009, with the adoption of the American Recovery and Reinvestment Act of 2009, companies that have already closed and accepted TARP money have been given the option of returning the money and leaving the program.

The Board of Directors, after evaluating many factors affecting the Company’s capitalization, including the state of the national and local economy, our loan quality, and our general conservative banking practices, among other things, has determined that the Company will not participate in the TARP’s CPP.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

It is not clear at this time what impact the EESA, the TARP CPP, the Temporary Liquidity Guarantee Program, ARRA and other liquidity and funding initiatives, whether previously announced or that may be initiated in the future, will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Company and its business.

The level of turmoil in the financial services industry will present unusual risks and challenges for the Company, as described below:

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Item 1 - Business - Regulation - Recent Legislative Developments. It is not clear at this time what impact EESA, TARP, ARRA and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including the Company. The actual impact that EESA, ARRA and related measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 85 basis points per annum with respect to the Bank’s deposits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system resulting in increases in the assessment range for insured institutions. Further increases in premium assessments would increase the Company’s expenses. Also, the FDIC has announced a 20 basis point special assessment payable in September 2009 (possibly to be reduced to a 10 basis point assessment), as well as the possibility of additional special assessments of up to 10 basis points after June 2009, as necessary. See Item 1 - Business - Regulation - Insurance of Deposits.

Increased assessment rates and special assessments could have a material impact on the Company’s results of operations.

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

Future Reduction in Liquidity in the Banking System. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the financial institutions industry. In particular, we may face the following risks in connection with these events:

•           We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•           Our ability to assess the creditworthiness of our customers may be impaired if the models and approach we use to select, manage and underwrite our customers become less predictive of future behaviors.

•           The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•           Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•           Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•           We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Concentrations of Real Estate Loans Could Subject the Company to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. A significant portion of the Company’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Historically, Indiana and Kentucky have experienced, on occasion, significant natural disasters, including tornadoes and floods. The availability of insurance for losses for such catastrophes is limited. Our operations could also be interrupted by such natural disasters. Acts of nature, including tornadoes and floods, which may cause uninsured damage and other loss of value to real estate that secures our loans or interruption in our business operations, may also negatively impact our operating results or financial condition.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2008. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

The Company’s primary market area for lending is Clark, Floyd and Jefferson counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

As the national economy worsened, the Bank aggressively managed delinquencies, with overall delinquencies 30 or more days past due as of December 31, 2008 at 1.07%, compared to 1.48% at the same date in 2007. Non-performing loans as of December 31, 2008 were $1.0 million, compared to $1.8 million at the same date in 2007, and non-performing loans as a percent of total loans were .37% and .71% respectively for those periods. Foreclosures were actively processed and at December 31, 2008, the Bank held $259,000 in Real Estate Owned, as compared to $184,000 at the same date a year earlier.

In anticipation of an unavoidable decline in the local economy, the Bank increased its analysis of problem loans and established higher levels of specific reserves for potential losses. Net charge offs for the year ended December 31, 2008 were $924,000 as compared to $530,000 for the same period in 2007. The major portion of the year to year increase was the charge off of one relationship totaling $453,000.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2008, mortgage servicing rights had a carrying value of $239,000.

Discussion of Changes in Financial Condition from December 31, 2007 to December 31, 2008

At December 31, 2008, River Valley’s consolidated assets totaled $372.3 million, representing an increase of $22.3 million, or 6.4%, over the December 31, 2007 total. The increase in assets was primarily attributable to growth in the loan portfolio, from $258.6 million at December 31, 2007 to $285.3 million at the same date in 2008, a growth of $26.7 million or 10.3%. Asset growth was funded by similar growth in deposits with total deposits at December 31, 2008 of $247.8 million, an increase of $28.1 million, or 12.8%, compared to total deposits at December 31, 2007. Savings and demand deposits decreased by $8.4 million, or 6.6%, during 2008, while certificates of deposit experienced significant growth of $36.5 million, or 39.3%, for 2008. Total certificates of deposit at December 31, 2008 totaled $129.4 million compared to $92.9 million for 2007. Strong growth on both sides of the balance sheet point to the effectiveness of the Bank’s expansion into new markets in Floyd and Clark Counties in Indiana, and continued strong market share in the Jefferson County, Indiana area.

Liquid assets (i.e., cash, federal funds sold, interest-earning deposits and certificates of deposit) increased slightly by $1.9 million from December 31, 2007 levels to a total of $10.0 million at December 31, 2008.

Investment securities totaled $52.3 million at December 31, 2008, a decrease of $6.7 million from the $59.0 million at December 31, 2007. Maturities in the investment portfolio were used to fund loan growth. In September of 2005 the Company formed an investment subsidiary in Nevada with the sole purpose of holding investment securities, as interest on these investments is not subject to state taxation. This has resulted in tax savings for the Company.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries. The Company evaluates all investments for other than temporary impairment quarterly. 2008 brought detailed scrutiny of the Company’s investments, and in particular of asset quality and changes in the fair values of the individual investments. The Company securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. The Company’s portfolio is comprised of the following:

Agency investments, which includes AAA-rated Federal Home Loan Mortgage (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average book yield of 4.89%, were at an unrealized gain position at December 31, 2008. The total carrying value of $13.4 million represents 25.6% of the total investment portfolio.

Collateralized Mortgage Obligations, which includes FHLMC REMICs, at an average book yield of 6.35%, were at an unrealized gain position at December 31, 2008. The total carrying value of $8.0 million represents 15.3% of the total investment portfolio.

Mortgage backed securities, which includes FHLMC Gold pools and FNMA pools, at an average book yield of 5.34% were at an unrealized gain position at December 31, 2008. The total carrying value of $11.0 million represents 21.0% of the total investment portfolio.

Municipal securities from a variety of sources, with an average tax equivalent yield of 5.67%, were at a net unrealized loss position at December 31, 2008. These investments were rated Baa or better with 80% of these bonds rated A or better. Two-thirds of these investments are general obligation (GO) bonds and the remainder are revenue bonds. The total carrying value of $16.3 million represents 31.2% of the total investment portfolio. At December 31, 2008, 50 municipal securities were at an unrealized loss position with gross unrealized losses totaling $677,000. While these investments were at a net unrealized loss at December 31, 2008, none of these investments was at an unrealized loss for 12 consecutive months or more. In addition, we are not aware of any credit quality issues. Management has the ability and intent to hold these securities to recovery, which may be maturity. Management has concluded that the impairment of these securities is temporary at December 31, 2008 and is primarily a function of current rates and market conditions.

Corporate investments, rated A2 or better, with an average book yield of 3.97%, were at a net unrealized loss position at December 31, 2008, but none was at an unrealized loss for 12 consecutive months or more. Corporate investments, with total carrying value of $3.6 million represent 7.0% of the total investment portfolio. Corporate investments included three, or $2.56 million, of corporate obligations and two, or $1.08 million, of inactively traded Trust Preferred issues. The corporate obligations with a fair value of $2.56 million had an amortized cost of $2.61 million at December 31, 2008. The corporate obligations were rated A2, Aaa and A2 at December 31, 2008. Management has concluded that the impairment of these securities is temporary at December 31, 2008 and is primarily a function of current rates and market conditions. Both issues of Trust Preferred are pools of financial institution and insurance trust debt. Since these issues are not actively traded, and represent some potential risk to the Company simply by virtue of their attributes, they are discussed individually below.

In November 2007, the Company purchased $1.0 million face value of ALESC 9A A2A class preferred trust stock at a price of $88.81. At December 31, 2008, this investment was priced by a third party pricing service, at $35.00, a market value of $350,000 and an amortized cost on that date of $890,000. The net unrealized loss on this investment at December 31, 2008 was $540,000. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A2A, the current collateral position of the tranche, projected cash flows as of December 31, 2008 and the credit rating of Aaa. In February 2008, the Company purchased $1.0 million face value of PRETSL XXVII LTD preferred trust stock at a price of $90.198. At December 31, 2008, this investment was priced by a third party pricing service, at $73.33, a market value of $733,000 and an amortized cost on that date of $900,000. The net unrealized loss on this investment at December 31, 2008 was $167,000. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A-1, the current collateral position of the tranche, the projected cash flows as of December 31, 2008 and the credit rating of Aaa. Management has the ability and intent to hold these securities to recovery, which may be maturity. Based upon these factors, management has determined these securities are not other than temporarily impaired.

As discussed above, loans receivable, excluding loans held for sale, totaled $285.3 million at December 31, 2008, an increase of $26.7 million from the $258.6 million total at December 31, 2007. Despite concerns in the real estate markets in general, there were strong increases in consumer loans for one- to four-family residential owner-occupied property loans ($10.2 million), commercial real estate loans ($9.3 million), loans for land and developed building lots ($7.0 million) and commercial purpose loans, most specifically loans to small businesses and local schools ($1.0 million) originated during 2008, reflecting the strength in being a community based financial institution. Construction lending dropped, a reflection of the depressed national construction market, as did consumer lending. Loan growth was funded partially by called and matured investments but primarily by increases in deposits for the period.

Over the same period, interest receivable on interest-earning assets decreased by $209,000, or 8.7%, relecting the drop in interest rates resulting from the reductions of the Prime rate by the Federal Reserve. Most radically affected by the drops in the Prime interest rate were commercial loans and home equity lines of credit which change directly with the Prime rate. The average yield on loans at December 31, 2008 was 6.07%, a decrease of 0.94% from the rate of 7.01% at December 31, 2007.

River Valley’s consolidated allowance for loan losses totaled approximately $2.4 million for the year ended December 31, 2008 and $2.2 million for the year ended December 31, 2007. The total allowance increased with only a slight change in the allowance as a percent of loans outstanding, .82% at December 31, 2008 as compared to .83% for the same date in 2007. The loan growth experienced in 2008 should represent limited exposure to the allowance for loan losses due to the tightening of underwriting standards. The risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and collateral securing the debt. For example, growth in commercial loans not secured by real estate was primarily due to one loan of $1.5 million made to a school system. Growth in commercial real estate and land loans included: a loan of $4.5 million for a commercial complex in New Albany, Indiana with solid tenants of a medical nature, at an approximate loan to value of 64%; a loan of $1.7 million for an existing commerical strip, in a rapidly developing area, at an approximate loan to value of 39.5%; a loan of $1.4 million to a long time customer of the Bank originated in the second quarter of 2008 and currently paid down to $1.0 million; and a loan of $1.3 million for commercial real estate in southern Indiana at an approximate loan to value of 57%. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2008 those trends remained stable despite national declines. The expense for the provision for loan losses increased to $1.1 million in 2008, an increase of 92.2% over the 2007 provision expense of $562,000.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $1.0 million and $1.8 million at December 31, 2008 and 2007, respectively, an increase of $780,000. With the exception of a few loans delinquent due to administrative delays in refinancing, the Bank’s non-performing loans represent loans in the lengthy process of foreclosure, for which appropriate specific loss reserves have been established.

Although management believes that its allowance for loan losses at December 31, 2008, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations. Management is diligent in monitoring delinquent loans and in analyzing the factors affecting the allowance. At December 31, 2008, the Bank held three pieces of repossessed real estate valued at $259,000, as compared to two pieces with a combined value of $184,000 at December 31, 2007.

Borrowings totaled $97.2 million at December 31, 2008 versus $102.2 million on December 31, 2007. Of total borrowings, $90.0 million and $95.0 million represent Federal Home Loan Bank (“FHLB”) advances with average rates of 4.61% and 4.64% at the respective dates. The Bank has experienced a slower drop in the overall cost of funds as a result of these longer term borrowing rates, which average slightly less than 1% over the highest paying certificate of deposit rate for the Bank.

Shareholders’ equity totaled $24.5 million at December 31, 2008, a slight decrease of $1.1 million, or 4.4%, from the $25.7 million total at December 31, 2007. A significant factor in this decease was the repurchase of 139,559 shares of Company stock in November from a shareholder at a purchase price of $13.00 per share ($1.8 million). Other factors contributing to the change in shareholders’ equity included dividends paid during the period of $1.3 million, a net change in the unrealized loss position on available for sale securities of $.5 million, and net income of $2.5 million.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

General

River Valley’s net income for the year ended December 31, 2008, totaled $2.5 million, an increase of $286,000, or 13.0%, from net income of $2.2 million reported for the same period in 2007. The increase in net income was primarily attributable to growth in interest-earning assets, loans in particular, and improvement in the spread on interest-bearing items, with net interest income increasing by 15.0% year to year, and in non-interest income, most specifically income from the gain on loan sales to the secondary market, which increased by 121.2% over 2007 levels. Income tax expense decreased despite the overall increase in income, with a drop in the effective tax rate from 25.9% in 2007 to 22.2% in 2008, a dollar drop of $57,000. Income from municipal investments held at the Company’s Nevada subsidiaries and increases in the cash surrender value of bank owned life insurance contributed to this drop in the effective tax rate.

Net Interest Income

Total interest income for the year ended December 31, 2008, amounted to $20.3 million, a slight decrease of $224,000, or 1.1%, from the 2007 total. The average balance of interest-earning assets outstanding year-to-year increased by $16.1 million, but due to the dramatic decreases in interest rates during 2008, the yield on those assets decreased from an average yield of 6.40% in 2007 to 6.03% in 2008. Interest income on loans totaled $17.5 million for 2008, a slight increase of approximately $180,000, or 1.0%, from the $17.3 million reported for 2007. Interest income on investments, FHLB stock and interest-earning deposits decreased by $403,000, or 12.6%. While drops in the yields on these assets had some effect, this decrease was primarily due to decreases in the average balances of these assets.

Total interest expense for the period ended December 31, 2008 exhibited significant declines with a decrease of $1.4 million, or 11.4%, from $12.3 million at December 31, 2007, to $10.9 million at December 31, 2008. Interest expense on deposits alone decreased by $1.6 million, or 21.2%, to a total of $6.0 million for the year ended December 31, 2008. This was due to the interest rates decreases, despite strong deposit growth over the period. Repricing of certificates of deposits, and growth in those types of deposits, fueled the overall rate decrease. The cost of deposits decreased from 3.90% in 2007 to 3.30% in fiscal 2008. Interest expense on borrowings totaled $4.8 million for the year ended December 31, 2008, an increase of $161,000 from 2007 resulting primarily from the increased average balances in FHLB advances for the year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased during 2008 by $1.2 million, or 15.0%, compared to 2007. The interest rate spread increased by 23 basis points from 2.50% in 2007 to 2.73% in 2008, while the net interest margin increased from 2.56% in 2007 to 2.81% at the end of 2008.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the primary market area, and other factors related to the collectibility of the loan portfolio. As a result of such analysis, management recorded a $1.1 million provision for losses on loans in 2008, an increase of $518,000 or 92.2%, compared to the $560,000 provision recorded in 2007. The current period provision generally reflects growth in the loan portfolio and management’s analysis of the delinquency trends for the Bank in view of the local real estate market and economy. The increase in the provision year-to-year was predicated primarily on estimated losses with impact for the current local economic environment.

Non-performing loans for the period ended December 31, 2008 were $1.0 million, a decrease of $780,000, or 44.4%, from the $1.8 million recorded as of fiscal year ended 2007. The decrease reflects the charge off of some long standing problem loans and aggressive management of past due accounts.

While management believes that the allowance for losses on loans is adequate at December 31, 2008, there can be no assurance that the loan loss allowance will be adequate to cover losses in the future. Management continues to be conservative in its underwriting, as discused above, in its classification of problem loans and in establishing realistic reserves for potential losses on loans. As of December 31, 2008, the local economy remained relatively stable, as exhibited by employer activity and delinquency figures, despite grim national trends.

Other Income

Other income amounted to $3.2 million for the year ended December 31, 2008, an increase of $356,000, or 13.8%, compared to 2007. This increase was fueled primarily by sales of one- to four-family residential loans to the secondary market and gains on the sale of investments during the period offset by losses on sales of foreclosed property. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

General, Administrative and Other Expense

General, administrative and other expense totaled $8.4 million for the year ended December 31, 2008, an increase of $844,000, or 10.7%, over the 2007 total. Increases in personnel and occupancy costs relative to the opening of the Floyds Knobs, Indiana branch contributed to this increase, along with data processing costs relative to ATM usage, and loan administration costs, which mirror loan growth and loan sales, and increases in the FDIC assessment. Decreases in professional fees from the higher fees reported in 2007 (which higher 2007 fees were a result of implementation of Sarbanes-Oxley, as well as additional costs arising from the litigation described in Part I, Item 3, of this Form 10-K) and in the amortization expense relative to servicing rights on mortgages sold to Freddie Mac (FM) (due to declines in FM sales over the past three years) offset some of the expense increase.

Income Taxes

The provision for income taxes decreased by $57,000, or 7.4%, to a total of $713,000 for the year ended December 31, 2008, as compared to $770,000 for the same period in 2007. The effective tax rate for the year ended December 31, 2008 was 22.2% as compared to 25.9% for the same period in 2007. The decrease continues to reflect the effect of tax-exempt income from municipal investments held at the Bank’s Nevada subsidiary, and the cash surrender value of bank owned life insurance.

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

	Year Ended December 31,
	2008			2007			2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$5,073	$136	2.68%	$5,765	$351	6.09%	$5,807	$286	4.93%
Other securities (1)	41,009	1,803	4.40	57,632	2,505	4.35	63,258	2,557	4.04
Mortgage-backed securities (1)	13,231	686	5.18	2,605	142	5.45	74	4	5.41
Loans receivable (2)	273,007	17,527	6.42	250,420	17,347	6.93	234,886	15,865	6.75
FHLB stock	4,813	183	3.80	4,575	213	4.66	4,113	198	4.81
Total interest-earning assets	337,133	20,335	6.03	320,997	20,558	6.40	308,138	18,910	6.14
Non-interest earning assets, net of allowance for loan losses	21,871			22,624			23,590
Total assets	$359,004			$343,621			$331,728
Liabilities/shareholder equity
Interest-bearing liabilities:
Savings deposits	$40,593	$535	1.32%	$42,081	$1,105	2.63%	$41,228	$963	2.34%
Interest-bearing demand (3)	67,649	607	0.90	75,509	1,839	2.44	74,492	1,826	2.45
Certificates of deposit	121,247	4,892	4.03	101,800	4,709	4.63	103,706	4,175	4.03
FHLB advances and other borrowings	100,583	4,842	4.81	96,884	4,681	4.83	86,635	4,089	4.72
Total interest-bearing liabilities	330,072	10,876	3.30	316,274	12,334	3.90	306,061	11,053	3.61
Other liabilities	3,240			2,575			2,142
Total liabilities	333,312			318,849			308,203
Total equity	25,692			24,772			23,525
Total liabilities and equity	$359,004			$343,621			$331,728
Net interest earning assets	$7,061			$4,723			$2,077
Net interest income		$9,459			$8,224			$7,857
Interest rate spread (4)			2.73%			2.50%			2.53%
Net yield on weighted average interest-earning assets (5)			2.81%			2.56%			2.55%
Average interest-earning assets to average bearing liabilities			102.14%			101.49%			100.68%

(1)	Includes securities available for sale at amortized cost prior to SFAS No. 115 adjustments.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Non-Interest Demand Deposit Accounts of $20,995, $19,359, and $20,405.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$(27)	$(218)	$(245)	$20	$60	$80
Investment securities	(180)	22	(158)	(99)	185	86
Loans receivable, net	1,501	(1,321)	180	1,069	413	1,482
Total	1,294	(1,517)	(223)	990	658	1,648
Interest-bearing liabilities:
Deposits	619	(2,238)	(1,619)	(88)	777	689
FHLB advances and other borrowings	178	(17)	161	493	99	592
Total	797	(2,255)	(1,458)	405	876	1,281
Net change in interest income	$497	$738	$1,235	$585	$(218)	$367

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

Presented on the following table is an analysis of River Valley Financial’s interest rate risk, as of December 31, 2008 and December 31, 2007, as measured by changes in NPV for an instantaneous and sustained parallel shift of 100 through 300 basis points in market interest rates.

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

As of December 31, 2008
(Dollars in thousands)

Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent
+	300	$32,864	$1,075	+3%
+	200	33,336	1,548	+5%
+	100	33,053	1,264	+4%
	—	31,789	—	—
-	100	29,011	(2,778)	-9%
-	200 (1)
-	300 (1)

As of December 31, 2007
(Dollars in thousands)

Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent
+	300	$43,230	$(407)	-1%
+	200	44,507	870	+2%
+	100	44,673	1,036	+2%
	—	43,637	—	—
-	100	41,722	(1,915)	-4%
-	200	39,376	(4,261)	-10%
-	300 (1)

(1)
At December 31, 2008 and at December 31, 2007, the OTS did not provide information as to interest rate risk for a 300 point decrease. As of December 31, 2008 they also did not provide information as to interest rate risk for a 200 point decrease.

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

The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted a rule that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation. At December 31, 2008, River Valley Financial Bank had commitments to originate loans totaling $7.8 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $29.5 million. At such date, River Valley Financial Bank had $5.3 million in commitments to sell loans and no outstanding commitment to purchase loans. The Company considers River Valley Financial Bank’s liquidity and capital resources sufficient to meet outstanding short and long term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities	$4,690	$2,537	$3,542

Cash flows from investing activities:
Purchase of securities	(23,914)	(18,181)	(23,139)
Proceeds from maturities of securities	19,949	16,483	7,012
Proceeds from sales of securities	10,016	8,910	10,933
Net loan originations	(28,273)	(17,715)	(14,384)
Other	(521)	(662)	(861)

Cash flows from financing activities:
Net increase (decrease) in deposits	28,095	(556)	13,505
Net increase (decrease) in borrowings	(5,000)	7,000	(1,565)
Purchase of stock	(1,821)	(183)	(46)
Other	(1,325)	(1,304)	(919)

Net increase (decrease) in cash and cash equivalents	$1,896	$(3,671)	$(5,922)

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

OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of “risk-weighted assets.” Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of River Valley Financial includes a general loan loss allowance of $1.5 million at December 31, 2008.

River Valley Financial exceeded all of its regulatory capital requirements at December 31, 2008. The following table summarizes River Valley Financial’s regulatory capital requirements and regulatory capital at December 31, 2008:

	OTS Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets (1)	Amount	Amount of Excess
	(Dollars in thousands)

Tangible capital	1.50%	$5,571	8.11%	$30,113	$24,542
Core capital (2)	4.00%	14,857	8.11	30,113	15,256
Risk-based capital	8.00%	22,445	11.28	31,635	9,190

(1)	Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

River Valley Bancorp

December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2008, and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 in 2008.

Indianapolis, Indiana
March 16, 2009

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$3,645	$5,131
Interest-bearing demand deposits	6,388	3,006
Cash and cash equivalents	10,033	8,137
Investment securities available for sale	52,284	58,999
Loans held for sale	130	312
Loans, net of allowance for loan losses of $2,364 and $2,208	285,304	258,628
Premises and equipment	7,704	7,631
Real estate, held for sale	259	184
Federal Home Loan Bank stock	4,850	4,750
Interest receivable	2,187	2,396
Cash value of life insurance	7,871	7,552
Other assets	1,722	1,472
Total assets	$372,344	$350,061
Liabilities
Deposits
Noninterest-bearing	$21,393	$18,619
Interest-bearing	226,384	201,063
Total deposits	247,777	219,682
Borrowings	97,217	102,217
Interest payable	704	724
Other liabilities	2,106	1,761
Total liabilities	347,804	324,384
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding - 1,500,322 and 1,634,931 shares	7,409	9,160
Retained earnings	17,384	16,237
Accumulated other comprehensive gain (loss)	(253)	280
Total stockholders’ equity	24,540	25,677
Total liabilities and stockholders’ equity	$372,344	$350,061

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2008 and 2007

	2008	2007
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$17,527	$17,347
Investment securities	2,489	2,647
Interest-earning deposits and other	319	564
Total interest income	20,335	20,558
Interest Expense
Deposits	6,034	7,653
Borrowings	4,842	4,681
Total interest expense	10,876	12,334
Net Interest Income	9,459	8,224
Provision for loan losses	1,080	562
Net Interest Income After Provision for Loan Losses	8,379	7,662
Other Income
Service fees and charges	2,111	2,138
Net realized gains (losses) on sales of available-for-sale securities	52	(21)
Net gains on loan sales	230	104
Interchange fee income	290	136
Increase in cash value of life insurance	320	330
Trust operations income	157	194
Other income	52	111
Total other income	3,212	2,992
Other Expenses
Salaries and employee benefits	4,807	4,198
Net occupancy and equipment expenses	1,245	1,184
Data processing fees	378	178
Advertising	379	332
Mortgage servicing rights	164	295
Office supplies	142	123
Professional fees	217	400
Other expenses	1,051	965
Total other expenses	8,383	7,675
Income Before Income Tax	3,208	2,979
Income tax expense	713	770
Net Income	$2,495	$2,209
Basic Earnings per Share	$1.54	$1.36
Diluted Earnings per Share	$1.53	$1.34

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008 and 2007

	2008	2007
	(In Thousands)

Net Income	$2,495	$2,209
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax benefit (expense) of $267 and ($324)	(501)	595
Less: Reclassification adjustment for gains (losses) included in net income, net of tax benefit (expense) of ($20) and $8	32	(13)
	(533)	608
Comprehensive Income	$1,962	$2,817

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008 and 2007

				Accumulated
				Other
				Comprehensive
		Common	Retained	Income
	Shares	Stock	Earnings	(Loss)	Total

Balances, January 1, 2007	1,620,431	$9,129	$15,346	$(328)	$24,147
Net income			2,209		2,209
Unrealized losses on securities, net of reclassification adjustment				608	608
Cash dividends ($.81 per share)			(1,318)		(1,318)
Exercise of stock options	14,504	103			103
Tax benefit of stock options exercised and RRP		17			17
Contribution to stock benefit plans		(107)			(107)
Issuance of ESOP shares	9,996	175			175
Stock option expense		2			2
Amortization of expense related to stock compensation plans		24			24
Purchase of stock	(10,000)	(183)			(183)
Balances, December 31, 2007	1,634,931	9,160	16,237	280	25,677
Net income			2,495		2,495
Unrealized losses on securities, net of reclassification adjustment				(533)	(533)
Cash dividends ($.84 per share)			(1,348)		(1,348)
Exercise of stock options	4,950	8			8
Stock option expense		4			4
Amortization of expense related to stock compensation plans		58			58
Purchase of stock	(139,559)	(1,821)			(1,821)
Balances, December 31, 2008	1,500,322	$7,409	$17,384	$(253)	$24,540

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
	(In Thousands)
Operating Activities
Net income	$2,495	$2,209
Items not requiring (providing) cash
Provision for loan losses	1,080	562
Depreciation and amortization	603	601
Deferred income tax	79	(27)
Investment securities (gain) loss	(52)	21
Loans originated for sale in the secondary market	(9,827)	(6,303)
Proceeds from sale of loans in the secondary market	10,121	6,040
Gain on sale of loans	(230)	(104)
Amortization of deferred loan origination cost	122	125
Issuance of ESOP shares	—	175
Amortization of expense related to stock benefit plans	58	24
Net change in
Interest receivable	209	(62)
Interest payable	(20)	19
Other adjustments	52	(743)
Net cash provided by operating activities	4,690	2,537
Investing Activities
Purchase of FHLB stock	(100)	(350)
Purchases of securities available for sale	(23,914)	(18,181)
Proceeds from maturities of securities available for sale	19,949	16,483
Proceeds from sales of securities available for sale	10,016	8,910
Net change in loans	(28,273)	(17,715)
Purchases of premises and equipment	(689)	(415)
Proceeds from sale of real estate acquired through foreclosure	262	103
Other investing activities	6	—
Net cash used in investing activities	(22,743)	(11,165)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(8,389)	8,529
Certificates of deposit	36,484	(9,085)
Proceeds from borrowings	37,000	36,000
Repayment of borrowings	(42,000)	(29,000)
Cash dividends	(1,376)	(1,299)
Purchase of stock	(1,821)	(183)
Proceeds from exercise of stock options	8	103
Advances by borrowers for taxes and insurance	43	(18)
Acquisition of stock for stock benefit plans	—	(107)
Tax benefit on stock options exercised	—	17
Net cash provided by financing activities	19,949	4,957
Net Change in Cash and Cash Equivalents	1,896	(3,671)
Cash and Cash Equivalents, Beginning of Year	8,137	11,808
Cash and Cash Equivalents, End of Year	$10,033	$8,137
Additional Cash Flows Information
Interest paid	$10,896	$12,315
Income tax paid	937	770
Transfer of loans to real estate held for sale	395	287

See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of River Valley Bancorp (Company) and its wholly owned subsidiary, River Valley Financial Bank (Bank) and the Bank’s wholly owned subsidiaries, Madison 1st Service Corporation (First Service), RVFB Investments, Inc. (RVFB Investments), RVFB Holdings, Inc. (RVFB Holdings), and RVFB Portfolio, LLC (RVFB Portfolio), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services, in a single significant business segment. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in southeastern Indiana. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank. The Bank currently owns four subsidiaries. First Service, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land and cash but does not otherwise engage in significant business activities. RVFB Investments, RVFB Holdings, and RVFB Portfolio were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Foreclosed assets are carried at fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

Stock options - The Company has a stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment.

Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements. The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2004.

Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Unearned ESOP shares have been excluded from the computation of average shares outstanding.

Reclassifications of certain amounts in the 2007 consolidated financial statements have been made to conform to the 2008 presentation.

Current Economic Conditions present financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 2: Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2008 was $740,000.

Note 3: Investment Securities

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$12,900	$462	$—	$13,362
State and municipal	16,978	31	677	16,332
Mortgage and other asset-backed securities	18,376	573	—	18,949
Corporate	4,414	7	780	3,641
Total investment securities	$52,668	$1,073	$1,457	$52,284

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
Federal agencies	$35,821	$324	$22	$36,123
State and municipal	15,598	104	58	15,644
Mortgage and other asset-backed securities	6,256	89	1	6,344
Corporate	888	—	—	888
Total investment securities	$58,563	$517	$81	$58,999

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Less than one year	$1,997	$2,021
One to five years	8,903	9,034
Five to ten years	9,066	8,923
More than ten years	14,326	13,357
	34,292	33,335
Mortgage and other asset-backed securities	18,376	18,949
Totals	$52,668	$52,284

Securities with a carrying value of $3,087,000 and $6,011,000 were pledged at December 31, 2008 and 2007 to secure FHLB advances. Securities with a carrying value of $15,779,000 and $17,004,000 were pledged at December 31, 2008 and 2007 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2008 and 2007 were $10,016,000 and $8,910,000, respectively. Gross gains of $52,000 and $11,000 and gross losses of $0 and $32,000 resulting from sales of available for sale securities were realized for 2008 and 2007 respectively.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2008 and 2007, were $16,524,000 and $21,094,000, which is approximately 31.6 percent and 35.7 percent of the Company’s investment portfolio. Included in corporate securities at December 31, 2008 are two pooled trust preferred issues with individual unrealized losses of $540,000 and $168,000, respectively. These two securities are rated Aaa by Moodys indicating these securities are considered of high quality and of very low credit risk. Management believes that the decline in the market value is due primarily to the interest rates, maturity dates (beyond 10 years) and thin trading activity.

Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any decline in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007:

	2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and Municipal	$13,400	$(677)	$—	$—	$13,400	$(677)
Corporate Securities	3,124	(780)	—	—	3,124	(780)
Total temporarily impaired securities	$16,524	$(1,457)	$—	$—	$16,524	$(1,457)

	2007
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. Government agencies	$999	$—	$12,961	$22	$13,960	$22
State and Municipal	2,241	28	3,908	30	6,149	58
Mortgage and other asset-backed securities	985	1	—	—	985	1
Total temporarily impaired securities	$4,225	$29	$16,869	$52	$21,094	$81

Note 4: Loans and Allowance

	2008	2007
Residential real estate
One-to-four family residential	$128,215	$118,113
Multi-family residential	9,924	10,274
Construction	10,999	14,319
Nonresidential real estate and land	88,956	81,064
Commercial	46,397	34,649
Consumer and other	5,058	6,036
	289,549	264,455
Unamortized deferred loan costs	503	494
Undisbursed loans in process	(2,384)	(4,113)
Allowance for loan losses	(2,364)	(2,208)
Total loans	$285,304	$258,628

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	2008	2007
Allowance for loan losses
Balances, January 1	$2,208	$2,176
Provision for losses	1,080	562
Recoveries on loans	124	136
Loans charged off	(1,048)	(666)
Balances, December 31	$2,364	$2,208

Information on impaired loans is summarized below.

	2008	2007
Impaired loans with an allowance	$3,268	$668
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	2,704	3,516
	$5,972	$4,184
Allowance for impairment loans (included in the Company’s allowance for loan losses)	$772	$461

	2008	2007
Average balance of impaired loans	$3,825	$3,748
Interest income recognized on impaired loans	257	225
Cash-basis interest included above	93	33

At December 31, 2008 and 2007, the Company had non-accruing loans totaling $1,045,000 and $1,825,000, respectively. At December 31, 2008 and 2007, there were no accruing loans delinquent 90 days or more.

Note 5: Premises and Equipment

	2008	2007
Land	$1,503	$1,503
Buildings	6,972	6,507
Equipment	3,744	3,621
Construction in progress	10	63
Total cost	12,229	11,694
Accumulated depreciation and amortization	(4,525)	(4,063)
Net	$7,704	$7,631

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 6: Deposits

	2008	2007

Demand deposits	$91,039	$102,036
Savings deposits	27,338	24,730
Certificates and other time deposits of $100,000 or more	62,166	32,498
Other certificates and time deposits	67,234	60,418
Total deposits	$247,777	$219,682

Certificates and other time deposits maturing in
2009	$97,704
2010	13,621
2011	8,116
2012	8,282
2013	1,535
Thereafter	142
$129,400

Note 7: Borrowings

	2008	2007
Federal Home Loan Bank advances	$90,000	$95,000
Subordinated debentures	7,217	7,217
Total borrowings	$97,217	$102,217

Maturities by year for advances at December 31, 2008 are $17,000,000 in 2009, $24,000,000 in 2010, $17,000,000 in 2011, $17,000,000 in 2012, $2,000,000 in 2013 and $13,000,000 in 2014 and thereafter. The weighted-average interest rate at December 31, 2008 and 2007 was 4.61% and 4.64%.

The Federal Home Loan Bank advances are secured by loans and investment securities totaling $186,286,000 at December 31, 2008. Advances are subject to restrictions or penalties in the event of prepayment.

On March 13, 2003, the Company formed RIVR Statutory Trust I (Trust), a statutory trust formed under the laws of the State of Connecticut. On March 26, 2003, the Trust issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Company for $217,000. The aggregate proceeds of $7,217,000 were used by the Trust to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures from the Company. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month LIBOR plus 3.15%. The Company has guaranteed payment of amounts owed by the Trust to holders of the Capital Securities.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 8: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled $75,666,000 and $78,010,000 at December 31, 2008 and 2007, respectively.

The Company uses comparable market values and a valuation model that calculates the present value of future cash flows to estimate fair value of its mortgage servicing rights. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2008	2007
Mortgage Servicing Rights
Balances, January 1	$284	$525
Servicing rights capitalized	119	54
Amortization of servicing rights	(164)	(295)
Balances, December 31	$239	$284

Note 9: Income Tax

	2008	2007
Income tax expense (benefit)
Currently payable
Federal	$578	$719
State	56	78
Deferred
Federal	81	(30)
State	(2)	3
Total income tax expense	$713	$770

Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 34%	$1,091	$1,013
Effect of state income taxes	36	53
Tax exempt interest	(243)	(197)
Cash value of life insurance	(109)	(112)
Other	(62)	13
Actual tax expense	$713	$770
Effective tax rate	22.2%	25.9%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in the balance sheets. The components of the asset are as follows:

	2008	2007
Assets
Allowance for loan losses	$906	$862
Deferred compensation	339	322
Pensions and employee benefits	—	—
Purchase accounting adjustments	40	46
Securities available for sale	131	—
Investment valuation allowance	102	103
Other	22	26
Total assets	1,540	1,359
Liabilities
Depreciation and amortization	(619)	(479)
Loan fees	(193)	(193)
Pensions and employee benefits	(22)	(20)
Mortgage servicing rights	(92)	(111)
Federal Home Loan Bank stock dividends	(100)	(102)
Prepaid expenses	(143)	(137)
Securities available for sale	—	(155)
Other	(24)	(22)
Total liabilities	(1,193)	(1,219)
	$347	$140

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2008	2007
Commitments to extend credit	$36,294	$30,565
Standby letters of credit	942	1,258

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2010 through 2030. Rental expense included in the consolidated statements of income for the years ended December 31, 2008 and 2007 was $117,000 and $115,000.

Future minimum lease payments under the leases are:

2009	$209
2010	180
2011	177
2012	178
2013	184
Thereafter	2,007
Total minimum lease payments	$2,935

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 11: Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2008, the stockholder’s equity of the Bank was $30,448,000 of which approximately $29,212,000 was restricted from dividend distribution to the Company.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2008 and 2007, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2008 that management believes have changed the Bank’s classification.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total risk-based capital (to risk-weighted assets)	$31,635	11.28%	$22,445	8.00%	$28,057	10.00%
Tier 1 capital (to risk-weighted assets)	30,113	10.73%	11,223	4.00%	16,834	6.00%
Core capital (to adjusted total assets)	30,113	8.11%	14,857	4.00%	18,571	5.00%
Core capital (to adjusted tangible assets)	30,113	8.11%	7,428	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	30,113	8.11%	5,571	1.50%	N/A	N/A

2007
Total risk-based capital (to risk-weighted assets)	$31,276	12.37%	$20,209	8.00%	$25,261	10.00%
Tier 1 capital (to risk-weighted assets)	29,542	11.69%	10,104	4.00%	15,156	6.00%
Core capital (to adjusted total assets)	29,542	8.49%	13,933	4.00%	17,417	5.00%
Core capital (to adjusted tangible assets)	29,542	8.49%	6,967	2.00%	—	N/A
Tangible capital (to adjusted total assets)	29,542	8.49%	5,225	1.50%	—	N/A

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 13: Employee Benefits

The Bank provides pension benefits for substantially all of the Bank’s employees who were employed by the Bank prior to September 1, 2005, through its participation in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense related to this plan was $156,000 and $200,000 for the years ended December 31, 2008 and 2007.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. For employees hired prior to September 1, 2005, the Bank matches employees’ contributions at the rate of 50 percent for the first 6 percent of W-2 earnings contributed by participants. For employees hired on or after September 1, 2005, the Bank matches employees’ contributions at the rate of 100 percent for the first 6 percent of W-2 earnings contributed by participants. The Bank’s expense for the plan was $92,000 and $73,000 for the years ended December 31, 2008 and 2007.

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $82,000 and $79,000 for the years ended December 31, 2008 and 2007.

The Company has an ESOP covering substantially all employees of the Company and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2008 and 2007 was $151,000 and $175,000, respectively. At December 31, 2008, the ESOP had 152,443 allocated shares, no suspense shares and no committed-to-be released shares. At December 31, 2008 and 2007, the fair value of the 152,443 and 137,733 allocated shares held by the ESOP was $1,913,000 and $1,970,000, respectively.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 80,990 shares of the Company’s common stock in the open market and had 400 shares forfeited back into the fund. The total of 81,390 shares have all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $53,000 and $37,000 for the years ended December 31, 2008 and 2007.

Unvested RRP shares at December 31, 2008:

	Number of Shares	Grant Date Fair Value

Beginning of year	9,000	$19.96
Granted	—	—
Exercised	(2,550)	20.62
End of year	6,450	$19.69

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Unearned compensation at December 31, 2008 related to RRP shares is $127,000 and will be recognized over a weighted average period of 2.5 years.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2008	$2,255
Change in composition	—
New loans, including renewals	1,042
Payments, etc., including renewals	966
Balances, December 31, 2008	$2,331

Deposits from related parties held by the Bank at December 31, 2008 and 2007 totaled $1,346,000 and $985,000.

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

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No grants were made in 2007.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

2008

Volatility factors of expected market price of common stock	25.00%
Dividend yields	5.07%
Weighted average expected life of options	5.7 years
Risk-free rate	3.75%

A summary of option activity under the Plan as of December 31, 2008, and changes during the years then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	$42,900	$9.59
Granted	19,000	14.56
Exercised	7,350	6.32
Forfeited or expired	—

Outstanding, end of year	$54,550	$11.76	5.01	$136,000

Exercisable, end of year	$34,550	$9.92	2.41	$136,000

The weighted average grant-date value of options granted during 2008 was $2.25.

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $72,000 and $150,000 respectively.

As of December 31, 2008 and 2007, there was $37,000 and $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost for both periods was expected to be recognized over a weighted-average period of 4.35 years.

During 2008 and 2007 the Company recognized $3,500 and $1,500 of share-based compensation expense with no tax benefit related to the share based compensation expense.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 16: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	2008			2007			2006
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common stockholders	$2,495	1,621,070	$1.54	$2,209	1,624,512	$1.34	$1,945	1,607,319	$1.21
Effect of Dilutive Stock Options		14,418			25,779			38,857
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$2,495	1,635,488	$1.53	$2,209	1,650,291	$1.36	$1,945	1,646,176	$1.18

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share were outstanding for the periods ending December 31, 2008 and 2007. Options to purchase 19,000 shares of common stock at $14.56 per share were outstanding for the period ending December 31, 2008. Neither group of options were included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

Note 17: Disclosures About Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include collateralized mortgage obligations, mortgage backed securities, federal agency securities and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and includes pooled trust preferred securities which are less liquid securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008 (in thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)

Available-for-sale securities	$52,284	$—	$51,201	$1,083

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the year ended December 31, 2008 (in thousands):

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Beginning balance	$888

Total realized and unrealized gains and losses
Amortization included in net income	2
Unrealized (losses) included in other comprehensive income	(542)
Purchases, issuances and settlements including paydowns	1,793
Transfers in (out) of Level 3	(1,058)

Ending balance	$1,083

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

There were no realized or unrealized gains or losses included in net income for the period from January 1, 2008, through December 31, 2008.

At January 1, 2008, Level 3 securities include a pooled trust preferred security. The fair value on this security is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. This security remains in Level 3 at December 31, 2008. During 2008, a second pooled trust preferred security was purchased. As of September 30, 2008, the security was included in Level 2 and was priced based on broker quotes for similar securities. At December 31, 2008, trading of these types of securities was only conducted on a distress sale or forced liquidation basis. As a result, the Company is now measuring the fair value using discounted cash flow projections and has included the security in Level 3. During the second quarter of 2008, a collateralized mortgage obligation (CMO) was purchased and is included in Level 3. At September 30, 2008, the Company was able to price this CMO using observable inputs and security was transferred to Level 2.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008 (in thousands).

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,512	$—	$—	$2,512
Mortgage servicing rights	119	—	—	119

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. Loans are evaluated for impairment quarterly. During 2008, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $2,512,000. This valuation would be considered Level 3. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

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

Mortgage servicing rights recorded as an asset during the year ended December 31, 2008 totaled $119,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The estimated fair values of the Company’s financial instruments are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$10,033	$10,033	$8,137	$8,137
Investment securities available for sale	52,284	52,284	58,999	58,999
Loans including loans held for sale, net	285,434	290,367	258,940	261,584
Interest receivable	2,187	2,187	2,396	2,396
Stock in FHLB	4,850	4,850	4,750	4,750
Liabilities
Deposits	247,777	251,608	219,682	220,379
FHLB advances	90,000	96,163	95,000	96,649
Other borrowings	7,217	7,225	7,217	7,210
Interest payable	704	704	724	724
Advance payments by borrowers for taxes and insurance	110	110	67	67
Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 18: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2008	2007
Assets
Cash and due from banks	$993	$2,820
Investment in common stock of the Bank	30,448	30,274
Investment in RVB Trust I	217	217
Other assets	448	442
Total assets	$32,106	$33,753
Liabilities
Borrowings	$7,217	$7,217
Dividends payable	315	343
Other liabilities	34	516
Total liabilities	7,566	8,076
Stockholders’ Equity	24,540	25,677
Total liabilities and stockholders’ equity	$32,106	$33,753

Condensed Statements of Income
	2008	2007
Income
Dividends from the Bank	$2,200	$2,000
Other income	25	57
Total income	2,225	2,057
Expenses
Interest expense	452	462
Other expenses	221	215
Total expenses	673	677
Income before income tax and equity in undistributed income of subsidiary	1,552	1,380
Income tax benefit	293	242
Income before equity in undistributed income of subsidiary	1,845	1,622
Equity in undistributed income of the Bank	650	587
Net Income	$2,495	$2,209

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows
	2008	2007
Operating Activities
Net income	$2,495	$2,209
Items not providing cash	(1,133)	(282)
Net cash provided by operating activities	1,362	1,927
Financing Activities
Purchase of stock	(1,821)	(183)
Proceeds from exercise of stock options	8	103
Tax benefit on stock options exercised	0	17
Cash dividends	(1,376)	(1,299)
Net cash used in financing activities	(3,189)	(1,362)
Net Change in Cash and Cash Equivalents	(1,827)	565
Cash and Cash Equivalents at Beginning of Year	2,820	2,255
Cash and Cash Equivalents at End of Year	$993	$2,820

Note 19: Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2008
March	$5,161	$2,926	$2,235	$200	$615	$.38	$.37
June	4,968	2,659	2,309	200	589	.36	.36
September	5,142	2,689	2,453	245	645	.39	.39
December	5,120	2,601	2,519	435	646	.41	.41
	$20,391	$10,875	$9,516	$1,080	$2,495	$1.54	$1.53
2007
March	$4,958	$3,009	$1,949	$48	$533	$.33	$.33
June	5,022	3,007	2,015	48	558	.34	.34
September	5,255	3,152	2,103	196	532	.33	.32
December	5,323	3,166	2,157	270	586	.36	.35
	$20,558	$12,334	$8,224	$562	$2,209	$1.36	$1.34

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 20: Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which was effective for the Company on January 1, 2008. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; b) is irrevocable (unless a new election date occurs); and c) is applied only to entire instruments and not to portions of instruments. Management did not elect the fair value option for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement requires that loans acquired in a purchase business combination be the present value of amounts to be received. Valuation allowances should reflect only those losses incurred by the investor after acquisition. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Management has evaluated the provisions of this statement, but currently is not involved in acquisition activity. Management does not anticipate that the provisions of this statement would have any impact on the financial position or results of operation of the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51. This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management has evaluated the provisions of this statement. There is no ownership interest other than the parent company and therefore, management does not anticipate that the provisions of this statement will have any impact on the financial position or results of operation of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b)

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s consolidated financial statements.

Note 21: Subsequent Event: Economic Recovery Programs

On November 13, 2008, the Company filed an initial application pursuant to the TARP’s Capital Purchase Program (“CPP”) with its regulator, the OTS, seeking approval to sell $8,100,000 in preferred stock to the Treasury (which equalled approximately 3% of its total risk weighted assets as of September 30, 2008).

The Company received preliminary approval of its application, and the Company called a Special Meeting of Shareholders on March 10, 2009, to consider whether to amend the Company’s Articles of Incorporation to permit the sale of preferred stock to the Treasury or similar investors. Although the shareholders approved the amendment, which became effective on March 13, 2009, the Board of Directors determined that the Company will not participate in the TARP’s CPP, as more fully discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), signed into law on February 17, 2009, amended the EESA as it applies to institutions that received financial assistance under TARP. ARRA, more commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury.

Before and after EESA and ARRA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Company. To date, the Company or the Bank has elected to participate only in the FDIC’s Debt Guarantee Program, which provides for the guarantee of eligible newly issued senior unsecured debt of participating entities, and the FDIC’s Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009. Both of these programs are part of the FDIC’s Temporary Liquidity Guarantee Program and are further discussed in Item 1 – Business - Regulation - Insurance of Deposits.

In February 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”). The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years. The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, beginning on April 1, 2009 the Company expects the FDIC premium assessed to the Company to increase.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Board of the FDIC also adopted an interim rule imposing a 20 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009. The interim rule would also allow the assessment of additional special assessments of up to 10 basis points after June 30, 2009 as deemed necessary. On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 point basis points. Assuming the legislation passes and the FDIC reduces the special assessment to 10 basis points, we anticipate that the special assessment for the Bank would total approximately $236,000, based on current deposit levels.

While the Company has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.

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

Management’s Report on Internal Control over Financial Reporting.

The management of River Valley Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting includes policies and procedures pertaining to the Company’s ability to record, process, and report reliable information. The system is designed to provide reasonable assurance to both management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, Management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by it’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 15, 2009 (the “2009 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2009 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2009 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Company’s Form 10-KSB filed March 30, 2004, for the year ended December 31, 2003, and a link to that filing is posted at our website at http://www.rvfbank.com under “About Our Stock.” In addition, the Company will provide a copy, without charge, upon a request directed to Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2009 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2008.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections of the 2009 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal 1 - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	34,550	(1)	$11.76		21,508
Equity compensation plans not approved by security holders	—	(2)	—	(3)	—
Total	34,550		$11.76		21,508

(1) River Valley Bancorp Stock Option Plan.
(2) River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 6,450 shares granted to management but not yet vested. In addition, 74,540 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2009 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2009 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

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

River Valley Bancorp

Date: March 17, 2009	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 17, 2009
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		) )
)
/s/ Vickie L. Grimes		)	March 17, 2009
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Robert W. Anger		)	March 17, 2009
Robert W. Anger	Director	)
)
)
/s/ Matthew P. Forrester		)	March 17, 2009
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 17, 2009
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 17, 2009
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 17, 2009
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 17, 2009
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Registrant’s Articles of Incorporation

	(2)	Amended and Restated Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 14, 2007

4	(1)
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

	(8)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the Form 10-KSB filed March 31, 2005

	(9)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the Form 10-KSB filed March 31, 2005

	(10)*	Employment Agreement between River Valley Financial Bank and Gregory T. Siegrist is incorporated by reference to Exhibit 10 of Registrant’s Form 10-QSB filed November 15, 2004

	(11)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed March 21, 2005

Exhibit No.	Description

(12)*	Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) of Registrant’s Form 10-KSB filed March 31, 2005

(13)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) of Registrant’s 10-KSB filed on March 31, 2005

(14)*	Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s 10-KSB filed on March 31, 2005

(15)*	First Amendment of the Director Deferred Compensation Master Agreement is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 21, 2005

(16)*	Employment Agreement between River Valley Financial Bank and Anthony D. Brandon is incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on August 4, 2005

(17)*	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007

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