Form 10-Q
period 2009-03-31
RIVER VALLEY BANCORP
filed 2009-05-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒          No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐          No  ☐

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
Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of May 14, 2009 was 1,504,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$4,745	$3,645
Interest-bearing demand deposits	9,314	6,388
Cash and cash equivalents	14,059	10,033
Investment securities available for sale	65,693	52,284
Loans held for sale	306	130
Loans	282,664	287,668
Allowance for loan losses	(2,602)	(2,364)
Net loans	280,062	285,304
Premises and equipment, net	7,603	7,704
Real estate, held for sale	175	259
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	1,982	2,187
Cash value of life insurance	7,950	7,871
Other assets	1,482	1,722
Total assets	$384,162	$372,344

Liabilities
Deposits
Non-interest-bearing	$23,780	$21,393
Interest-bearing	238,947	226,384
Total deposits	262,727	247,777
Borrowings	93,217	97,217
Interest payable	732	704
Other liabilities	2,481	2,106
Total liabilities	359,157	347,804

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,500,322 and 1,500,322 shares	7,410	7,409
Retained earnings	17,612	17,384
Accumulated other comprehensive loss	(17)	(253)
Total stockholders’ equity	25,005	24,540

Total liabilities and stockholders’ equity	$384,162	$372,344

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,139	$4,389
Investment securities	651	638
Interest-earning deposits and other	52	134
Total interest income	4,842	5,161

Interest Expense
Deposits	1,273	1,698
Borrowings	1,110	1,228
Total interest expense	2,383	2,926

Net Interest Income	2,459	2,235
Provision for loan losses	385	200
Net Interest Income After Provision for Loan Losses	2,074	2,035

Other Income
Service fees and charges	500	478
Net realized gains on sale of available-for-sale securities	26	30
Net gains on loan sales	373	102
Interchange fee income	69	64
Increase in cash value of life insurance	78	78
Trust operations income	25	55
Gain/(loss) on sale of premises, equipment and real estate held for sale	(46)	6
Other income	13	34
Total other income	1,038	847

Other Expenses
Salaries and employee benefits	1,200	1,106
Net occupancy and equipment expenses	318	330
Data processing fees	95	96
Advertising	84	78
Legal and professional fees	103	97
Amortization of mortgage servicing rights	35	53
Federal Deposit Insurance Corporation assessment	240	13
Other expenses	369	273
Total other expenses	2,444	2,046
Income Before Income Tax	668	836
Income tax expense	125	221

Net Income	$543	$615

Basic earnings per share	$.36	$.38
Diluted earnings per share	.36	.37
Dividends per share	.21	.21

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net income	$543	$615
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $132 and $198	253	368
Less: Reclassification adjustment for gains included in net income, net of tax expense of $9 and $11	17	19
	236	349
Comprehensive income	$779	$964

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

		Three Months Ended March 31,
		2009	2008
		(In Thousands)
	Operating Activities
	Net income	$543	$615
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for loan losses	385	200
	Depreciation and amortization	122	159
	Investment securities gains	(26)	(30)
	Loans originated for sale in the secondary market	(15,483)	(4,946)
	Proceeds from sale of loans in the secondary market	15,507	4,933
	Gain on sale of loans	(373)	(102)
	Amortization of net loan origination cost	33	34
Net change in:	Interest receivable	205	448
	Interest payable	28	146
	Other adjustments	644	523
	Net cash provided by operating activities	1,585	1,980

	Investing Activities
	Purchases of securities available for sale	(17,822)	(12,070)
	Proceeds from maturities of securities available for sale	4,775	11,260
	Proceeds from sale of securities available for sale	0	4,975
	Net change in loans	4,569	(2,751)
	Purchases of premises and equipment	(21)	(144)
	Proceeds from sale of foreclosed real estate	261	0
	Net cash provided by (used in) investing activities	(8,238)	1,270

	Financing Activities
	Net change in
	Non-interest bearing, interest-bearing demand and savings deposits	498	(25,095)
	Certificates of deposit	14,452	25,451
	Short term borrowings	0	427
	Proceeds from borrowings	0	5,000
	Repayment of borrowings	(4,000)	(8,000)
	Cash dividends	(315)	(343)
	Stock options exercised	0	2
	Advances by borrowers for taxes and insurance	44	32
	Net cash provided by (used in) financing activities	10,679	(2,526)

	Net Change in Cash and Cash Equivalents	4,026	724
	Cash and Cash Equivalents, Beginning of Period	10,033	8,137
	Cash and Cash Equivalents, End of Period	$14,059	$8,861
	Additional Cash Flows and Supplementary Information
	Interest paid	$2,355	$2,779
	Income tax paid	0	25

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

River Valley Bancorp (the “Corporation” or the “Company”) is a unitary savings and loan holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”). The Bank conducts a general banking business in southeastern Indiana and Carroll County, Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

NOTE 2: PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Corporation and its subsidiary, the Bank. The Bank currently owns four subsidiaries. Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land and cash but does not otherwise engage in significant business activities. RVFB Investments, Inc., RVFB Holdings, Inc., and RVFB Portfolio, LLC were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated condensed financial statements.

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$543	1,500,322	$.36	$615	1,634,989	$.38

Effect of dilutive RRP awards and stock options		9,105			18,726
Diluted earnings per share
Income available to common stockholders and assumed conversions	$543	1,509,427	$.36	$615	1,653,715	$.37

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share were outstanding for the three month periods ending March 31, 2009 and March 31, 2008.  Options to purchase 19,000 shares of common stock at $14.56 per share and 8,400 shares of common stock at $13.25 were outstanding for the three month period ending March 31, 2009.  Neither group of options was included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

NOTE 4: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, federal agency securities and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include pooled trust preferred securities which are less liquid securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008, respectively (in thousands).

		March 31, 2009

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$65,693	$0	$64,872	$821

		December 31, 2008

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$52,284	$0	$51,201	$1,083

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-For-Sale Securities (In Thousands)
March 31, 2009

Beginning balance	$1,083
Total realized and unrealized gains and losses
Amortization included in net income	1
Unrealized gains (losses) included in other comprehensive income	(260)
Purchases, issuances and settlements including paydowns	(3)
Transfers in and/or out of Level 3	0

Ending balance	$821

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting dates	$0

There are no realized and or unrealized gains and losses included in net income for the period from January 1, 2009, through March 31, 2009.

At and during the year ended December 31, 2008, Level 3 securities included a pooled trust preferred security. The fair value on this security is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. This security remains in Level 3 at March 31, 2009. Also, during 2008, a second pooled trust preferred security was purchased and originally priced using Level 2 inputs. At December 31, 2008, trading of these types of securities was only conducted on a distress sale or forced liquidation basis. As a result, the Corporation measured the fair value using discounted cash flow projections and included the security in Level 3 at December 31, 2008 and March 31, 2009. During the second quarter of 2008, a collateralized mortgage obligation (CMO) was purchased and included in Level 3. At December 31, 2008 and March 31, 2009, the Corporation was able to price this CMO using observable inputs and the security was transferred to Level 2 during 2008.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Unrealized losses on these investments at March 31, 2009 and December 31, 2008 totaled $1.4 million and $1.5 million.  Included in corporate securities at March 31, 2009 and December 31, 2008 are two pooled trust preferred issues with individual unrealized losses of $680,000 and $288,000, respectively.  These two securities are rated Aaa by Moodys indicating these securities are considered high quality and of very low credit risk.  The Company has reviewed the pricing reports for these investments and has determined that the decline in the market price is temporary and indicates thin trading activity rather than a true decline in the value of the investment.  Factors considered in reaching this determination included the class or “tranche” held by the Company, the collateral position of the tranches, projected cash flows and the credit ratings.  The Company has the ability and intent to hold these securities to recovery, which may be maturity and expects to receive all contractual cash flows related to these investments.  Based upon these factors, the Company has determined these securities are not other than temporarily impaired.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008, respectively (in thousands).

		March 31, 2009 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$269	$–	$–	$269
Real estate held for sale	175	–	–	175
Mortgage Servicing Rights	173	–	–	173

		December 31, 2008 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,512	$–	$–	$2,512
Mortgage servicing rights	119	–	–	119

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During the year ended December 31, 2008 and the quarter ended March 31, 2009, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $2,512,000 and $269,000 for the respective periods.  These valuations would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

Real Estate Held For Sale

Real estate held for sale is carried at the fair value less cost to sell and is periodically evaluated for impairment as described in SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.  Real estate held for sale recorded during the current accounting period is recorded at fair value, less cost to sell, and is disclosed as a nonrecurring measurement.

During the three months ended March 31, 2009, transfers to real estate held for sale were made, and remained outstanding at period end, totaling $175,000.  Due to the nature of the valuation inputs, recorded initial real estate held for sale is classified within Level 3 of the hierarchy.

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

Mortgage servicing rights recorded as an asset and into income during the three months ended March 31, 2009 and the year ended December 31, 2008 totaled $173,000 and $119,000, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

NOTE 5: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This Statement requires that loans acquired in a purchase business combination be the present value of amounts to be received.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.   This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management has evaluated the provisions of this Statement.  The provisions of this Statement did not have any impact on the financial position or results of operation of the Corporation upon adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.  This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  The Statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management has evaluated the provisions of this Statement.  There is no ownership interest other than the parent company and therefore, the provisions of this Statement did not have any impact on the financial position or results of operation of the Corporation.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of the provisions of this Statement did not have any impact on the financial position or results of operation of the Corporation.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued on April 9, 2009.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, was issued on April 9, 2009. This FSP amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1 are adopted concurrently.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued on April 9, 2009.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.

NOTE 6:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2008 consolidated condensed financial statements to conform to the March 31, 2009 presentation.

NOTE 7:  ECONOMIC RECOVERY PROGRAMS

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

On October 14, 2008, the Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like the Corporation, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

On November 13, 2008, the Corporation filed an initial application pursuant to the TARP’s CPP with its regulator, the OTS, seeking approval to sell $8,100,000 in preferred stock to the Treasury (which equalled approximately 3% of its total risk weighted assets as of September 30, 2008).

The Corporation received preliminary approval of its application, and the Corporation called a Special Meeting of Shareholders on March 10, 2009, to consider whether to amend the Corporation’s Articles of Incorporation to permit the sale of preferred stock to the Treasury or similar investors. Although the shareholders approved the amendment, which became effective on March 13, 2009, the Board of Directors determined that the Corporation will not participate in the TARP’s CPP, as more fully discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Before and after EESA and ARRA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Corporation. To date, the Corporation or the Bank has elected to participate only in the FDIC’s Debt Guarantee Program, which provides for the guarantee of eligible newly issued senior unsecured debt of participating entities, and the FDIC’s Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009. Both of these programs are part of the FDIC’s Temporary Liquidity Guarantee Program.

In February 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund (“DIF”). The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years. The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, beginning on April 1, 2009 the Corporation expects the FDIC premium assessed to the Corporation to increase.

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

While the Corporation has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.

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

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. The volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the government has responded with a number of new and amended regulatory provisions. Many of these provisions directly or indirectly impact the Corporation, including the EESA, TARP and the related CPP program, and changes to the federal deposit insurance program.

Although the Corporation’s fundamental banking practices and policies have protected it from the significant write-downs and disruption being experienced in the industry, the Corporation will continue to monitor and enhance its stability in this uncertain environment. In November 2008, although the Bank met all applicable regulatory capital requirements and remained well capitalized, the Corporation made a preliminary determination that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank might become advisable. As a result, the Corporation filed an initial application pursuant to the CPP with its regulator, the OTS, seeking approval to sell $8,100,000 in preferred stock to the Treasury (which equalled approximately 3% of its total risk weighted assets as of September 30, 2008). The Corporation received preliminary approval of its application, and the Corporation called a Special Meeting of Shareholders on March 10, 2009, to consider whether to amend the Corporation’s Articles of Incorporation in a manner that would permit the Corporation to issue preferred stock to the Treasury or similar investors.

Although the shareholders approved the amendment of the Articles of Incorporation, which became effective on March 13, 2009, the Board of Directors, after careful consideration, has determined the Corporation will decline to participate in the TARP’s CPP.

Institutions like the Corporation were expected and encouraged by their regulators to apply for capital infusions through the CPP, even though the Bank is “well capitalized” by regulatory standards. After the Treasury announced the CPP as part of its emergency legislation, the applications were due less than a month after release of the application guidelines. Many companies, like us, applied for the funds as a way to preserve the option while engaging in a more thorough review of the advantages and consequences. This review has been complicated by ongoing adoption of new legislation and new regulations that will apply to recipients of the TARP money, many of which stipulations conflict with each other or are unclear. In fact, after the changes implemented as recently as February 17, 2009, with the adoption of the American Recovery and Reinvestment Act of 2009, companies that have already closed and accepted TARP money have been given the option of returning the money and leaving the program.

The Board of Directors, after evaluating many factors affecting the Corporation’s capitalization, including the state of the national and local economy, our loan quality, and our general conservative banking practices, among other things, has determined that the Corporation will not participate in the TARP’s CPP.

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

It is not clear at this time what impact the EESA, the TARP CPP, the Temporary Liquidity Guarantee Program, ARRA and other liquidity and funding initiatives, whether previously announced or that may be initiated in the future, will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

The level of turmoil in the financial services industry will present unusual risks and challenges for the Corporation, as described below:

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Note 7, Economic Recovery Programs, to the Corporation’s Unaudited Consolidated Condensed Financial Statements, included in this Form 10-Q and incorporated herein.  It is not clear at this time what impact EESA, TARP, ARRA and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including the Corporation. The actual impact that EESA, ARRA and related measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 85 basis points per annum with respect to the Bank’s deposits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system resulting in increases in the assessment range for insured institutions. Further increases in premium assessments would increase the Corporation’s expenses. Also, the FDIC has announced a 20 basis point special assessment payable in September 2009 (possibly to be reduced to a 10 basis point assessment), as well as the possibility of additional special assessments of up to 10 basis points after June 2009, as necessary.

Increased assessment rates and special assessments could have a material impact on the Corporation’s results of operations.

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

•
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Concentrations of Real Estate Loans Could Subject the Corporation to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. A significant portion of the Corporation’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Historically, Indiana and Kentucky have experienced, on occasion, significant natural disasters, including tornadoes and floods. The availability of insurance for losses for such catastrophes is limited. Our operations could also be interrupted by such natural disasters. Acts of nature, including tornadoes and floods, which may cause uninsured damage and other loss of value to real estate that secures our loans or interruption in our business operations, may also negatively impact our operating results or financial condition.

CRITICAL ACCOUNTING POLICIES

Note 1 to the consolidated financial statements presented on pages 65 through 68 of the Annual Report to Shareholders for the year ended December 31, 2008 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

Historical loss rates for loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation’s internal loan review.  The portion of the allowance that is related to certain qualitative factors not specifically related to any one loan type is considered the unallocated portion of the reserve.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of March 31, 2009, mortgage servicing rights had a carrying value of $378,000.

FINANCIAL CONDITION

At March 31, 2009, the Corporation’s consolidated assets totaled $384.2 million, an increase of $11.8 million, or 3.2% from December 31, 2008.  New deposits during the quarter totaling $14.9 million, the majority of which came from a single depositor in the public sector, were invested in short term callable agency bonds. The Bank experienced a slight decrease in the loan portfolio of $5.0 million year-to-date, due primarily to the refinancing of conventional Bank owned 1-4 family mortgages which were then sold into the secondary market.  Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) during the first quarter topped $15.5 million, more than three times the March 2008 level of $4.9 million.  Profit from these sales contributed significantly to the overall profit of the Bank. Other lending remained stable or dropped slightly during the period.  Over the same period, interest receivable on interest earning assets decreased by $205,000, or 9.4%, reflecting the drop in interest rates resulting from the 2008 reductions of the Prime rate by the Federal Reserve (Fed).  Most radically affected by the drops in the Prime interest rate were commercial loans and home equity lines of credit which change directly with the rate.  The average yield on loans at March 31, 2009 was 6.01%, a decrease from the rate of 6.62% at the same period in 2008. Other changes for the period included: a 13.9% decrease in non-earning “Other Assets,” primarily due to a decline in prepaid expenses and deferred tax assets; a 32.4% decrease in the volume of repossessed real estate held from $259,000 at December 31, 2008 to a single piece of property valued at $175,000 at March 31, 2009; and a slight increase in the volume of loans held for sale from $130,000 at December 31, 2008 to $306,000 as of March 31, 2009, reflecting Freddie Mac sales in process.

The Corporation’s consolidated allowance for loan losses totaled $2.6 million at March 31, 2009 as compared to the total at December 31, 2008 of $2.4 million.  These levels represented .92%, and .82% of total loans, respectively.  As the national and local economy worsened, the Bank aggressively managed delinquencies, with overall delinquencies 30 or more days past due as of March 31, 2009 at 3.21%, compared to 1.53% at the same date in 2008 and 1.07% at December 31, 2008. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of March 31, 2009 were $4.3 million, compared to $2.5 million at the same date in 2008 and $1.0 million at December 31, 2008.  Non-performing loans as a percent of total loans were 1.51%, .95% and .37%, respectively for those periods. The increases in non-performing loans were primarily due to the addition of one troubled relationship of approximately $3.0 million, added during the first quarter of 2009 and previously discussed in the Corporation’s 2008 Annual Report on Form 10-K.  Management is working with the borrower and legal representatives to attempt a workout of this situation while working to quantify the negative impact this relationship could have on the Bank’s allowance.  Due to the classification of this relationship, the Bank’s allowance for loan losses was increased based on the allowance methodology employed by the Bank related to classified credits.  At March 31, 2009, the Bank has not assigned additional specific reserves to this relationship due to the current loan-to-value percentages which range from 71% to 80%.  Based on recent declines in the current real estate market, the Bank is in the process of having the properties reappraised.  As additional information becomes available, adjustments to the allowance may be necessary.  For the period ended March 31, 2009 the allowance for loan losses was funded at a level in line with current and estimated losses.  With the exception of a few loans delinquent due to administrative delays in refinancing, and the aforementioned single relationship, the Bank’s non-performing loans represent loans in the lengthy process of foreclosure.  Appropriate and documented specific loss reserves have been established as necessary.  In connection with the decline in the local economy during the first quarter of 2009 and the increase in non-performing loans, the Bank established higher levels of provision expense.  The provision for loan losses increased to $385,000 for the quarter ended March 31, 2009, as compared to $200,000 for the same period in 2008.  Net charge offs for the three month period ended March 31, 2009 were $130,000 as compared to $30,000 for the same period in 2008.

Although management believes that its allowance for loan losses at March 31, 2009, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in the monitoring of delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $262.7 million at March 31, 2009, an increase of $15.0 million, or 6.0%, compared to total deposits at December 31, 2008. During the three-month period, transactional deposit accounts increased by 11.2%, or $2.4 million, while interest bearing accounts increased 5.5%, or $12.6 million.  Deposit increases for the period came primarily from the deposits of a single, public sector depositor.

Borrowings totaled $93.2 million at March 31, 2009 versus $97.2 million at December 31, 2008, a drop of $4.0 million, or 4.1% period to period.  Of total borrowings, $86.0 million and $90.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 4.67% and 4.61% at the respective dates. The Bank has experienced a slower drop in the overall cost of funds as a result of these longer term borrowing rates, which average nearly 1.5% over the highest paying certificate of deposit rate for the Bank.

Shareholders’ equity totaled $25.0 million at March 31, 2009, a slight increase of $465,000, or 1.9% from the $24.5 million at December 31, 2008.  Of this change, $543,000 was income from operations, $315,000 was paid out in dividends to shareholders, and the remainder of the increase came from unrealized gain/losses on available for sale securities as the portfolio moved in a gain direction from the net loss of $253,000 at December 31, 2008 to a net loss position of $17,000 at March 31, 2009.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2009, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

GENERAL

The Corporation’s net income for the three months ended March 31, 2009, totaled $543,000, a decrease of $72,000 or 11.7% from the $615,000 reported for the period ended March 31, 2008.  The decrease in income in the 2009 period was primarily attributable to losses and provision expense relative to the rise in loan delinquencies.  Increased expense to the provision for loan losses, realized losses on repossessed real estate disposed of during the quarter, and write-down of interest income on non-accruing loans were the primary reasons for the decrease. Offsetting those losses were improvements in both the interest rate spread, 3.39% at March 31, 2009 compared to 3.26% at March 31, 2009, and in non-interest income, most specifically income from the gain on loan sales to the secondary market, which were up by 265.7% over 2008 levels.   Gain on loan sales to the secondary market for the three month period ended March 31, 2009 were $373,000 as compared to $102,000 for the same period in 2008.

NET INTEREST INCOME

Total interest income for the three months ended March 31, 2009 decreased by $319,000, or 6.2%, to $4.8 million from the $5.2 million recorded for the same period in 2008.  Despite prior year growth in the underlying assets, the effect of the Prime rate changes by the Federal Reserve during 2008 were felt through reduced income on the loan portfolio and on interest earning deposits held at the Federal Home Loan Bank (FHLB). Rates paid on deposits at the FHLB fell from 2.15% at March 31, 2008 to .05% as of March 31, 2009.

Total interest expense for the same period exhibited significant declines with a decrease of $543,000, or 18.6%, from the $2.9 million reported at March 31, 2008 to $2.4 million at March 31, 2009.  For the three months ended March 31, 2009 interest expense from deposits totaled $1.3 million while interest expense from borrowings totaled $1.1million, as compared to $1.7 million and $1.2 million for the same period in 2008.  Of the overall decrease in interest expense, $425,000, or 25.0%, was attributable to interest expense on deposits as the effect of the Fed rate cuts continued to affect depositors and widen the spread on interest bearing balances.  Over the same period, the Bank experienced a decrease of $118,000, or 9.6%, on interest expense for borrowings as the average balance of funds borrowed from the FHLB dropped as advances were repaid.

Net interest income increased to $2.5 million for the three months ended March 31, 2009 from $2.2 million for the same period in 2008, an increase of $224,000, or 10.0%.  This increase reflects the impact of the strong loan activity in the last two quarters of 2008 and the effects of the interest rate environment on the spread between interest earning assets and interest bearing liabilities.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Bank’s market area, and other factors related to the collectibility of the Bank’s loan portfolio. As a result of such analysis, management recorded a $385,000 provision for losses on loans for the three months ended March 31, 2009, as compared to $200,000 for the same period in 2008. Non-performing loans as of March 31, 2009 were $4.3 million, an increase of $1.8 million, or 70.5%, from the $2.5 million at the same point in 2008, primarily reflecting the addition of one large relationship representing $3.0 million of loans past due more than 90 days at March 31, 2009.  The increase in the provision year-to-year has been predicated primarily on estimated losses with some impact for the current economic environment.  While management believes that the allowance for losses on loans is adequate at March 31, 2009, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $191,000, during the three months ended March 31, 2009 to $1.0 million, as compared to the $847,000 reported for the same period in 2008.  This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market and slight increases in income from overdraft fees.  The increase in income was offset by losses on sales of foreclosed property, decreased income from the Bank’s trust operation, and decreased income from the sale of investment securities. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Total other expense increased by $398,000 or 19.5%, to $2.4 million during the three months ended March 31, 2009, as compared to the $2.0 million reported for the same period in 2008.  Increased FDIC assessment expense ($240,000 in 2009 as compared to $13,000 in 2008), increased donations expense (including the $20,000 donation of a piece of repossessed real estate to Habitat for Humanity), and increased expense relating to the sale of loans into the secondary market ($52,000 in 2009 as compared to $3,600 in 2009) contributed largely to the increase. Increases in personnel, occupancy, advertising and office supply costs relative to the 2008 opening of the Floyds Knobs, Indiana branch also contributed to the increase in total other expense.

INCOME TAXES

The provision for income taxes totaled $125,000 for the three months ended March 31, 2009, a decrease of $96,000, or 43.4%, over the $221,000 for the same period in 2008.  The effective tax rate for the three months ended March 31, 2009 was 18.7% as compared to 26.4% for the same period in 2008.  The decrease continues to reflect the effect of tax-exempt income from cash surrender value life insurance and municipal investments and most specifically, a drop in taxable income at the Bank level as Bank income dropped while tax exempt income at the subsidiary level rose.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

LIQUIDITY RESOURCES

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At March 31, 2009, the Bank had $86.0 million in such borrowings, with an additional $16.0 million available, previously approved by the Bank’s board of directors.  Based on collateral, an additional $9.0 million could be available, if the board of directors determines the need. In addition, at March 31, 2009 the Bank had commitments to fund loan originations of $12.9 million, unused home equity lines of credit of $15.5 million and unused commercial lines of credit of $11.7 million.  Commitments to sell loans as of that date were $8.6 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in the Corporation’s Form 10-K for the year ended December 31, 2008, Cecilia Means filed a putative class action complaint in the Marion County Superior Court, Marion County, Indiana, on behalf of herself and others who paid funds into a pre-need trust (the “Pre-Need Trust”) for burial services and merchandise from Grandview Memorial Gardens, against the Bank, a former trustee of the Pre-Need Trust; three other banks that serve or have served as trustees of the Pre-Need Trust; and the current and former owners of Grandview Memorial Gardens.  The complaint alleges that the Bank and other trustees did not properly account for funds placed in the Pre-Need Trust and did not properly verify the legitimacy of disbursements from the Pre-Need Trust in violation of certain state statutes and in breach of the trustees’ alleged fiduciary duties.  The complaint was not specific as to the amount of damages sought but stated that the plaintiff believed that the Pre-Need Trust had an estimated $4 million in unfunded liabilities.

The Bank denied the plaintiffs’ allegations but, as previously reported, the Bank, along with the other trustee defendants, agreed to terms for a settlement of the plaintiffs’ claims.  Pursuant to the settlement agreement, the Bank contributed $110,000 into an escrow account established for the settlement fund.  The settlement was submitted to the court for approval, and the court signed a preliminary approval order.  At a final hearing on the approval on January 23, 2009, the court entered a final judgment approving the class action settlement.  The judgment was not appealed.  The Bank has no further obligations under the settlement agreement and has been released by the class members from all claims relating to the Pre-Need Trust.

Except as disclosed above, neither the Corporation nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2009, the Corporation held a Special Meeting of Shareholders pursuant to due notice.

At the Special Meeting, the Shareholders voted on a proposal to amend Section 11.01 of the Corporation’s Articles of Incorporation to limit its applicability to shares of common stock to enable the Corporation to issue preferred stock to the Treasury or similar investors.

The proposal was approved, having received a vote, in person or by proxy, of more favorable votes than votes cast against the proposal, as follows:

Votes For: 723,537	Votes Against: 49,431	Abstain: 0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 15, 2009	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached