Form 10-Q
period 2009-06-30
RIVER VALLEY BANCORP
filed 2009-08-13
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of August 12, 2009 was 1,504,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$4,530	$3,645
Interest-bearing demand deposits	14,704	6,388
Cash and cash equivalents	19,234	10,033
Investment securities available for sale	68,699	52,284
Loans held for sale	366	130
Loans	278,953	287,668
Allowance for loan losses	(4,677)	(2,364)
Net loans	274,276	285,304
Premises and equipment, net	7,503	7,704
Real estate, held for sale	175	259
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	1,962	2,187
Cash value of life insurance	8,028	7,871
Other assets	2,540	1,722
Total assets	$387,633	$372,344

Liabilities
Deposits
Non-interest-bearing	$22,116	$21,393
Interest-bearing	246,916	226,384
Total deposits	269,032	247,777
Borrowings	91,217	97,217
Interest payable	744	704
Other liabilities	2,533	2,106
Total liabilities	363,526	347,804

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,504,472 and 1,500,322 shares	7,419	7,409
Retained earnings	16,934	17,384
Accumulated other comprehensive loss	(246)	(253)
Total stockholders’ equity	24,107	24,540

Total liabilities and stockholders’ equity	$387,633	$372,344

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$8,139	$8,667	$4,000	$4,278
Investment securities	1,333	1,235	682	596
Interest-earning deposits and other	82	227	30	94
Total interest income	9,554	10,129	4,712	4,968

Interest Expense
Deposits	2,532	3,155	1,259	1,457
Borrowings	2,188	2,430	1,078	1,202
Total interest expense	4,720	5,585	2,337	2,659

Net Interest Income	4,834	4,544	2,375	2,309
Provision for loan losses	2,438	400	2,053	200
Net Interest Income After Provision for Loan Losses	2,396	4,144	322	2,109

Other Income
Service fees and charges	1,084	1,006	584	529
Net realized gains on sale of available-for-sale securities	97	48	72	17
Net gains on loan sales	771	172	398	71
Interchange fee income	148	137	79	73
Increase in cash value of life insurance	156	158	78	80
Trust operations income	50	96	25	41
Gain/(loss) on sale of premises, equipment and real estate held for sale	(46)	(37)	0	(31)
Other income	34	73	19	27
Total other income	2,294	1,653	1,255	807

Other Expenses
Salaries and employee benefits	2,387	2,293	1,187	1,187
Net occupancy and equipment expenses	616	648	298	318
Data processing fees	193	191	97	95
Advertising	191	170	107	93
Legal and professional fees	191	181	88	75
Amortization of mortgage servicing rights	73	98	39	45
Federal Deposit Insurance Corporation assessment	425	31	185	19
Other expenses	742	576	373	311
Total other expenses	4,818	4,188	2,374	2,143
Income (Loss) Before Income Tax	(128)	1,609	(797)	773
Income tax expense (benefit)	(309)	405	(435)	184

Net Income (Loss)	$181	$1,204	$(362)	$589

Basic earnings per share	$.12	$.74	$(.24)	$.36
Diluted earnings per share	.12	.73	(.24)	.36
Dividends per share	.42	.42	.21	.21

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)

Net income (loss)	$181	$1,204	$(362)	$589

Other comprehensive income, net of tax

Unrealized gains (losses) on securities available for sale

Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(27), $357, $105, and $555.	70	(653)	(182)	(1,021)

Less: Reclassification adjustment for gains included in net income, net of tax expense of $(33), $(18), $(24) and $(6)	64	30	47	11
	6	(683)	(229)	(1,032)
Comprehensive income (loss)	$187	$521	$(591)	$(443)

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

		Six Months Ended June 30,
		2009	2008
		(In Thousands)
	Operating Activities
	Net income	$181	$1,204
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for loan losses	2,438	400
	Depreciation and amortization	235	188
	Investment securities (gains) losses	(97)	(48)
	Loans originated for sale in the secondary market	(34,200)	(8,000)
	Proceeds from sale of loans in the secondary market	34,392	8,215
	Gain on sale of loans	(771)	(172)
	Amortization of net loan origination cost	74	66
Net change in:	Interest receivable	225	483
	Interest payable	40	117
	Other adjustments	(74)	983
	Net cash provided by operating activities	2,443	3,436

	Investing Activities
	Purchases of securities available for sale	(32,294)	(17,162)
	Proceeds from maturities of securities available for sale	14,314	13,667
	Proceeds from sale of securities available for sale	1,620	7,971
	Purchase of Federal Home Loan Bank stock	0	(50)
	Net change in loans	8,261	(8,018)
	Purchases of premises and equipment	(34)	(602)
	Proceeds from sale of premises and equipment	0	95
	Proceeds from the sale of foreclosed real estate	261	48
	Net cash used in investing activities	(7,872)	(4,051)

	Financing Activities
	Net change in
	Non-interest bearing, interest-bearing demand and savings deposits	(682)	(29,564)
	Certificates of deposit	21,937	31,051
	Short term borrowings	0	163
	Proceeds from borrowings	6,000	21,000
	Repayment of borrowings	(12,000)	(21,000)
	Cash dividends	(630)	(688)
	Other financing activities	5	45
	Net cash provided by financing activities	14,630	1,007

	Net Change in Cash and Cash Equivalents	9,201	392
	Cash and Cash Equivalents, Beginning of Period	10,033	8,137
	Cash and Cash Equivalents, End of Period	$19,234	$8,529
	Additional Cash Flows and Supplementary Information
	Interest paid	$4,680	$5,468
	Income tax paid	221	409

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$181	1,501,804	$.12	$1,204	1,635,868	$.74

Effect of dilutive RRP awards and stock options		8,992			17,069
Diluted earnings per share
Income available to common shareholders and assumed conversions	$181	1,510,796	$.12	$1,204	1,652,937	$.73

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$(362)	1,503,286	$(.24)	$589	1,636,747	$.36

Effect of dilutive RRP awards and stock options		0			15,411
Diluted earnings per share
Income available to common shareholders and assumed conversions	$(362)	1,503,286	$(.24)	$589	1,652,158	$.36

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share were outstanding for the three and six month periods ending June 30, 2009 and June 30, 2008.  Options to purchase 19,000 shares of common stock at $14.56 per share were outstanding for the three and six month periods ending June 30, 2009.  Neither group of options was included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  In addition, options to purchase 23,400 shares of common stock at exercise prices ranging from $5.38 to $13.25 were outstanding at June 30, 2009 but were not included in the diluted shares outstanding for the three-month period ended June 30, 2009 due to the net loss for the period.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Corporation does not currently hold any Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models which utilize certain market information or quoted prices of securities with similar characteristics (Level 2). For securities where quoted prices, market prices of similar securities or pricing models which utilize observable inputs are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into calculations.  Level 2 securities include mortgage and other asset backed securities, federal agency securities and certain municipal securities.  Securities classified within Level 3 of the hierarchy include pooled trust preferred securities which are less liquid securities.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008, respectively (in thousands).

		June 30, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$24,255	$0	$24,255	$0
Mortgage and other asset backed securities	23,531	0	23,531	0
State and municipals	17,733	0	17,733	0
Corporate	3,180	0	2,155	1,065
Total	$68,699	$0	$67,634	$1,065

		December 31, 2008
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$13,362	$0	$13,362	$0
Mortgage and other asset backed securities	18,949	0	18,949	0
State and municipals	16,332	0	16,332	0
Corporate	3,641	0	2,558	1,083
Total	$52,284	$0	$51,201	$1,083

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-For-Sale Securities
	(In Thousands)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Beginning balance	$1,083	$888

Total realized and unrealized gains and losses
Amortization included in net income	0	0
Unrealized gain (losses) included in other comprehensive income	(12)	(283)
Purchases, issuances and settlements including paydowns	(6)	1,885
Transfers in and/or out of Level 3	0	0

Ending balance	$1,065	$2,490

	Available-For-Sale Securities
	(In Thousands)
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Beginning balance	$820	$1,729

Total realized and unrealized gains and losses
Amortization included in net income	0	0
Unrealized gain (losses) included in other comprehensive income	248	(222)
Purchases, issuances and settlements including paydowns	(3)	983
Transfers in and/or out of Level 3	0	0

Ending balance	$1,065	$2,490

There are no realized and or unrealized gains and losses included in net income for the three and six month periods ended June 30, 2009 and 2008.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008, respectively (in thousands).

		June 30, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$4,267	$0	$0	$4,267
Real estate held for sale	175	0	0	175
Mortgage Servicing Rights	343	0	0	343

		December 31, 2008
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Impaired loans	$2,512	$0	$0	$2,512
Mortgage servicing rights	119	0	0	119

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During the year ended December 31, 2008 and the six months ended June 30, 2009, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $2,512,000 and $4,267,000 for the respective periods.  These valuations would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

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

During the six months ended June 30, 2009, transfers to real estate held for sale were made, and remained outstanding at period end, with a fair value totaling $175,000.  Due to the nature of the valuation inputs, recorded initial real estate held for sale is classified within Level 3 of the hierarchy.

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

Mortgage servicing rights recorded as an asset and into income during the six months ended June 30, 2009 and the year ended December 31, 2008 totaled $343,000 and $119,000, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2009
	Carrying Amount	Fair Value
Assets	(In Thousands)

Cash and cash equivalents	$19,234	$19,234
Investment securities available for sale	68,699	68,699
Loans including loans held for sale, net	274,642	280,820
Interest receivable	1,962	1,962
Stock in FHLB	4,850	4,850

Liabilities
Deposits	269,032	272,667
FHLB advances	84,000	88,718
Other borrowings	7,217	7,220
Interest payable	744	744
Advance payments by borrowers for taxes and insurance	115	115

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	0	0
Standby letters of credit	0	0

NOTE 5:  INVESTMENT SECURITES

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available-for-sale Securities:
June 30, 2009:
Federal agencies	$24,158	$288	$191	$24,255
Mortgage and other asset backed securities	22,831	710	10	23,531
State and municipals	18,218	75	560	17,733
Corporate	3,876	24	720	3,180
Totals	$69,083	$1,097	$1,481	$68,699

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In Thousands)

Within one year	$1,469	$1,494
One to five years	14,960	15,052
Five to ten years	10,200	10,076
After ten years	19,623	18,546
	46,252	45,168
Mortgage and other asset backed securities	22,831	23,531

Totals	$69,083	$68,699

The carrying value of securities pledged as collateral, to secure public deposits, borrowings and for other purposes, was $21,765,000 at June 30, 2009.

Gross gains of $97,000 resulting from sales of available-for-sale securities were realized for 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009 was $30,455,000, which is approximately 44.3% of the Corporation’s available-for-sale investment portfolio.

As discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

June 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$14,036	$191	$0	$0	$14,036	$191
Mortgage and other asset backed securities	2,545	10	0	0	2,545	10

State and Municipal	10,786	306	2,023	254	12,809	560
Corporate	0	0	1,065	720	1,065	720

Total temporarily impaired securities	$27,367	$507	$3,088	$974	$30,455	$1,481

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Mortgage and Other Asset Backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were primarily caused by interest rate changes.  The Corporation expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation.  The two, ALESCO 9A and PRETSL XXVII Ltd, had unrealized losses at June 30, 2009 of $684,000 and $36,000, respectively.  These two securities are rated Ba1 and A3, respectively, by Moodys indicating these securities are considered of moderate investment quality and credit risk.  Both issues are of either the highest or second highest tranche of the total issue, and have good collateral coverage at those tranche levels, thus providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is temporary and indicates thin trading activity rather than a true decline in the value of the investment.  Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral position of the tranches, projected cash flows and the credit ratings.  The Corporation has the ability and intent to hold these securities to recovery, which may be maturity and expects to receive all contractual cash flows related to these investments.  Based upon these factors, the Corporation has determined these securities are not other than temporarily impaired.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued on April 9, 2009.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The adoption of this FSP did not have a material effect on the Corporation’s financial position or results of operations.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, was issued on April 9, 2009. This FSP amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1 are adopted concurrently.  The adoption of this FSP did not have a material effect on the Corporation’s financial position or results of operations.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued on April 9, 2009.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The adoption of this FSP did not have a material effect on the Corporation’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This Statement was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  Management has determined the adoption of SFAS No. 165 did not have a material effect on the Corporation’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.  The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  Management has not yet determined whether the adoption of SFAS No. 166 will have a material effect on the Corporation’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This Statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Management has not yet determined whether the adoption of SFAS No. 167 will have a material effect on the Corporation’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management has determined the adoption of SFAS No. 168 will not have a material effect on the Corporation’s financial position or results of operations.

NOTE 7:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2008 consolidated condensed financial statements to conform to the June 30, 2009 presentation.

NOTE 8:  ECONOMIC RECOVERY PROGRAMS

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

On October 14, 2008, the Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.  The Corporation has determined that it will not participate in the TARP’s CPP.

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

Before and after EESA and ARRA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Corporation. To date, the Corporation or the Bank has elected to participate only in the FDIC’s Debt Guarantee Program, which provides for the guarantee of eligible newly issued senior unsecured debt of participating entities, and the FDIC’s Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009 (and potentially beyond, if current FDIC proposals are approved). Both of these programs are part of the FDIC’s Temporary Liquidity Guarantee Program.

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

The Board of the FDIC also adopted an interim rule imposing a 5 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009. The interim rule would also allow the assessment of additional special assessments of up to 5 basis points each quarter of this year after June 30, 2009 as deemed necessary. We have estimated the special assessment due in September at approximately $190,000, based on current deposit levels.  This estimate was accrued at June 30, 2009.

NOTE 9:  SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were issued.  The Corporation did not have any subsequent events to report.

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Note 8, Economic Recovery Programs, to the Corporation’s Unaudited Consolidated Condensed Financial Statements, included in this Form 10-Q and incorporated herein.  It is not clear at this time what impact EESA, TARP, ARRA and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an effect on all financial institutions, including the Corporation. The actual impact that EESA, ARRA and related measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Corporation and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration of the Corporation as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, at this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in the form proposed by the Obama Administration or the specific impact that any adopted legislation will have on the Corporation or the Bank.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 85 basis points per annum with respect to the Bank’s deposits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system resulting in increases in the assessment range for insured institutions. Further increases in premium assessments would increase the Corporation’s expenses. Also, the FDIC has announced a 5 basis point special assessment payable in September 2009, as well as the possibility of additional special assessments of up to 5 basis points each quarter of this year after June 2009, as necessary.

Increased assessment rates and special assessments have had a material impact on the Corporation’s results of operations.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of June 30, 2009, and December 31, 2008, mortgage servicing rights had carrying values of $510,000 and $240,000 respectively.

FINANCIAL CONDITION

At June 30, 2009, the Corporation’s consolidated assets totaled $387.6 million, an increase of $15.3 million, or 4.1% from December 31, 2008.  New deposits during the period totaled $21.3 million, the majority of which came from local taxing authorities and a single depositor in the public sector.  While a portion of these deposits were invested in short term callable bonds, the more significant portion remained liquid in deposits held by the Bank at the Federal Home Loan Bank of Indianapolis. As a result, as of June 30, 2009 the Corporation’s investment portfolio increased $16.4 million, or 31.4% over the total at December 31, 2008 and cash and cash equivalents increased $9.2 million, or 91.7%, over the December 31, 2008 level.

The Corporation experienced a slight decrease in the loan portfolio of $8.7 million year-to-date, due primarily to the refinancing of conventional Bank owned 1-4 family mortgages which were then sold into the secondary market.  Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) during the first six months were approximately $34 million, more than four times the sales generated during the comparable period in 2008.  Profit from these sales contributed significantly to the overall profit of the Corporation. Other lending remained stable or dropped slightly during the period.

Other changes for the period included a 47.5% increase in non-earning “other assets,” primarily due to a $730,000 tax asset booked in connection with the June 30, 2009 net loss and a $237,000 increase in mortgage servicing rights, a direct result of sales of loans to Freddie Mac.

The Corporation’s consolidated allowance for loan losses totaled $4.7 million at June 30, 2009 as compared to the total at December 31, 2008 of $2.4 million as the Corporation increased specific reserve levels for potential losses on delinquent loans.  These levels represented 1.68%, and .82% of total loans, respectively.  As the national and local economy worsened, the Corporation aggressively managed delinquencies, with overall delinquencies 30 or more days past due as of June 30, 2009 at 4.66%, compared to 1.36% at the same date in 2008 and 1.07% at December 31, 2008. Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of June 30, 2009 were $9.9 million, compared to $2.0 million at the same date in 2008 and $1.0 million at December 31, 2008.  Non-performing loans as a percent of total loans were 3.56%, .75% and .36%, respectively for those periods. While the Corporation experienced increased delinquencies in commercial and mortgage lending during the first half of 2009, the increases in non-performing loans were primarily due to the addition of two troubled relationships of approximately $4.9 million and $1.6 million.   The larger relationship was previously discussed in the Corporation’s 2008 Annual Report on Form 10-K.  Management is working with the borrower and legal representatives to attempt a workout of this situation, but based on an estimate of potential losses, the Corporation placed a $2.1 million specific reserve on the relationship as of June 30, 2009.  For the period ended June 30, 2009 the allowance for loan losses was funded at a level in line with current and estimated losses.  Appropriate and documented specific loss reserves have been established as necessary.  In connection with the decline in the local economy during the first half of 2009 and the increase in non-performing loans, the Corporation established higher levels of provision expense.  The provision for loan losses increased to $2.4 million for the six months ended June 30, 2009, as compared to $400,000 for the same period in 2008.  Net charge offs for the six month period ended June 30, 2009 were $100,000 as compared to $441,000 for the same period in 2008.

Although management believes that its allowance for loan losses at June 30, 2009, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in the monitoring of delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $269.0 million at June 30, 2009, an increase of $21.2 million, or 8.6%, compared to total deposits at December 31, 2008. During the six-month period, transactional deposit accounts increased by 3.4%, or $724,000, while interest bearing accounts increased 9.1%, or $20.5 million.  Deposit increases for the period came primarily from the deposits of a single, public sector depositor and deposits by local taxing authorities.

Borrowings totaled $91.2 million at June 30, 2009 versus $97.2 million at December 31, 2008, a drop of $6.0 million, or 6.2% period to period.  Of total borrowings, $84.0 million and $90.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 4.58% and 4.61% at the respective dates. The Corporation has experienced a slower drop in the overall cost of funds as a result of these longer term borrowing rates, which average nearly 1.0% over the highest paying certificate of deposit rate for the Corporation.

Stockholders’ equity totaled $24.1 million at June 30, 2009, a decrease of $433,000, or 1.8% from the $24.5 million at December 31, 2008.  The decrease was primarily due to dividends of $630,000 offset in part by net income of $181,000.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2009, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

GENERAL

The Corporation’s net income for the six months ended June 30, 2009, totaled $181,000, a decrease of $1.0 million or 84.9% from the $1.2 million reported for the period ended June 30, 2008.  The decrease in income in the 2009 period was primarily attributable to increased expense to the provision for loan losses and write-down of interest income on non-accruing loans. Offsetting those losses were improvements in both the interest rate spread, 2.71% at June 30, 2009 compared to 2.59% at June 30, 2008, and in non-interest income, most specifically income from the gain on loan sales to the secondary market, which were up by 348.3% over 2008 levels.   Gain on loan sales to the secondary market for the six month period ended June 30, 2009 were $771,000 as compared to $172,000 for the same period in 2008.

NET INTEREST INCOME

Total interest income for the six months ended June 30, 2009 decreased by $575,000, or 5.7%, to $9.5 million from the $10.1 million recorded for the same period in 2008.  Despite prior year growth in the underlying assets, the effect of the Prime rate changes by the Federal Reserve during 2008 were felt through reduced income on the loan portfolio and on interest earning deposits held at the Federal Home Loan Bank (FHLB). The average yield on loans at June 30, 2009 was 6.00%, a decrease from the rate of 6.44% at June 30, 2008. Rates paid on deposits at the FHLB fell from 1.90% at June 30, 2008 to .01% as of June 30, 2009.  Uncollected interest on non-performing loans written off during the first half of 2009 was $335,000.  Comparatively the Corporation recouped $93,000 in uncollected interest during the same period in 2008.

Total interest expense for the same period exhibited significant declines with a decrease of $865,000, or 15.5%, from the $5.6 million reported at June 30, 2008 to $4.7 million at June 30, 2009.  For the six months ended June 30, 2009 interest expense from deposits totaled $2.5 million while interest expense from borrowings totaled $2.2 million, as compared to $3.2 million and $2.4 million for the same period in 2008.  Of the overall decrease in interest expense, $623,000 was attributable to interest expense on deposits as the effect of the Fed rate cuts continued to affect depositors and widen the spread on interest bearing balances.  Over the same period, the Corporation experienced a decrease of $242,000 on interest expense for borrowings as the average balance of funds borrowed from the FHLB, and the average rate paid on those funds dropped as advances were repaid.

Net interest income increased to $4.8 million for the six months ended June 30, 2009 from $4.5 million for the same period in 2008, an increase of $290,000, or 6.4%.  This increase reflects the impact of the strong loan activity in the last two quarters of 2008 and the effects of the interest rate environment on the spread between interest earning assets and interest bearing liabilities.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $2.4 million provision for losses on loans for the six months ended June 30, 2009, as compared to $400,000 for the same period in 2008.  Reserves established specifically for potential losses, including two large relationships of $4.9 and $1.6 million each, increased from $900,000 at June 30, 2008 to $3.0 million at June 30, 2009.  Non-performing loans, defined as loans past due 90 or more days as of June 30, 2009 were $9.9 million, an increase of $7.9 million, or 393.1%, from the $2.0 million at the same point in 2008, primarily due to the addition of the two aforementioned large relationships.  The increase in the provision year-to-year has been predicated primarily on estimated losses with some impact for the current economic environment.  While management believes that the allowance for losses on loans is adequate at June 30, 2009, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $641,000, during the six months ended June 30, 2009 to $2.3 million, as compared to the $1.7 million reported for the same period in 2008.  This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market, with gains on the sale of securities and slight increases in income from overdraft fees and debit card interchange fees.  The increases noted were partially offset by losses on sales of foreclosed property and decreased income from the Corporation’s trust operation.  Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Total other expense increased by $630,000 or 15.0%, to $4.8 million during the six months ended June 30, 2009, as compared to the $4.2 million reported for the same period in 2008.  Increased FDIC assessment expense ($425,000 in 2009 as compared to $31,000 in 2008), increased donations expense (including the $32,000 donation of a piece of repossessed real estate to Habitat for Humanity), and increased expense relating to the sale of loans into the secondary market ($127,000 in 2009 as compared to $17,000 in 2009) contributed largely to the increase. Increases in personnel, occupancy, advertising and office supply costs relative to the May 2008 opening of the Floyds Knobs, Indiana branch also contributed to the increase in total other expense.

INCOME TAXES

A tax benefit of $309,000 was recorded for the six-month period ended June 30, 2009 as compared to tax expense of $405,000 for the comparable period in 2008.  For the 2009 period, the Corporation had a pre-tax loss of $128,000 as compared to pre-tax income of $1.6 million for the 2008 period.  The change in tax from period to period was due to the levels of taxable income and loss for the periods.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

GENERAL

The Corporation’s net loss for the three months ended June 30, 2009, totaled $362,000, a decrease of $951,000 or 161.5% from the net income of $589,000 reported for the period ended June 30, 2008.  The decrease in income in the 2009 period was primarily attributable to increased expense to the provision for loan losses and write-down of interest income on non-accruing loans. Offsetting those items were increases in non-interest income, most specifically income from the gain on loan sales to the secondary market, which were up by 460.6% over 2008 levels.   Gain on loan sales to the secondary market for the three month period ended June 30, 2009 were $398,000 as compared to $71,000 for the same period in 2008.  Meanwhile, the interest rate spread reflected multiple interest rate reductions by the Federal Reserve Bank during 2008, with the spread at 2.71% as of June 30, 2009 as compared to 2.59% at June 30, 2008.

NET INTEREST INCOME

Total interest income for the three months ended June 30, 2009 decreased by $256,000, or 5.2%, to $4.7 million from the $5.0 million recorded for the same period in 2008.  The effect of the Prime rate changes by the Federal Reserve during 2008 were felt through reduced income on the loan portfolio and on interest earning deposits held at the Federal Home Loan Bank (FHLB).  Rates paid on deposits at the FHLB fell from 1.90% at June 30, 2008 to .01% as of June 30, 2009. Yields on the investment portfolio improved, with income from investment securities at $682,000 as of June 30, 2009, a 14.5% increase over the $596,000 for the same period in 2008.

Total interest expense for the same period decreased by $322,000, or 12.1%, from the $2.7 million reported at June 30, 2008 to $2.3 million at June 30, 2009.  For the three months ended June 30, 2009 interest expense from deposits totaled $1.3 million while interest expense from borrowings totaled $1.1million, as compared to $1.5 million and $1.2 million for the same period in 2008.  Of the overall decrease in interest expense, $198,000 was attributable to interest expense on deposits as the effect of the Fed rate cuts in 2008 continued to affect depositors and widen the spread on interest bearing balances.  Over the same period, the Corporation experienced a decrease of $124,000 on interest expense for borrowings as the average balance of funds borrowed from the FHLB dropped as advances were repaid, and the average rate paid on those borrowings dropped from 4.63% at June 30, 2008 to 4.58% at June 30, 2009.

Net interest income increased to $2.4 million for the three months ended June 30, 2009 from $2.3 million for the same period in 2008, an increase of $66,000, or 2.9%.  This increase reflects the impact of the strong loan activity in the last two quarters of 2008 and the effects of the interest rate environment on the spread between interest earning assets and interest bearing liabilities.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $2.1million provision for losses on loans for the three months ended June 30, 2009, as compared to $200,000 for the same period in 2008. Non-performing loans as of June 30, 2009 were $9.9 million, an increase of $7.9 million, or 395%, from the $2.0 million at the same point in 2008, primarily reflecting the addition of two large relationships representing $4.9 million and $1.6 million of loans past due more than 90 days at June 30, 2009.  The increase in the provision year-to-year has been predicated primarily on estimated losses with some impact for the current economic environment.  While management believes that the allowance for losses on loans is adequate at June 30, 2009, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $448,000, during the three months ended June 30, 2009 to $1.3 million, as compared to the $807,000 reported for the same period in 2008.  This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market, with slight increases in income from overdraft fees, gains on the sale of securities, and debit card interchange fee income.  These increases were offset by losses on sales of foreclosed property and decreased income from the Corporation’s trust operation. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Total other expense increased by $231,000 or 10.8%, to $2.4 million during the three months ended June 30, 2009, as compared to the $2.1 million reported for the same period in 2008.  Increased FDIC assessment expense ($185,000 in 2009 as compared to $19,000 in 2008) and increased expense relating to the sale of loans into the secondary market ($68,500 in 2009 as compared to $2,600 in 2008) contributed largely to the increase. Increases in personnel, occupancy, advertising, communications, and office supply costs relative to the May 2008 opening of the Floyds Knobs, Indiana branch also contributed to the increase in total other expense.

INCOME TAXES

A tax benefit of $435,000 was recorded for the three-month period ended June 30, 2009 as compared to tax expense of $184,000 for the comparable period in 2008.  For the 2009 period, the Corporation had a pre-tax loss of $797,000 as compared to pre-tax income of $773,000 for the 2008 period.  The change in tax from period to period was due to the levels of taxable income and loss for the periods.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

LIQUIDITY RESOURCES

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2009, the Bank had $84.0 million in such borrowings, with an additional $18.0 million available, previously approved by the Bank’s board of directors.  Based on collateral, an additional $23.4 million could be available, if the board of directors determines the need. In addition, at June 30, 2009 the Bank had commitments to fund loan originations of $4.6 million, unused home equity lines of credit of $15.5 million and unused commercial lines of credit of $11.5 million.  Commitments to sell loans as of that date were $2.6 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2009, the Corporation held the Annual Meeting of Shareholders pursuant to due notice.  Two Directors were elected to the following terms, by the following votes:

Director	Expiration of Term	Votes For	Withhold Vote
Robert W. Anger	2012	1,207,994	15,520
Matthew P. Forrester	2012	1,208,794	14,720

In addition, by the following vote, the Shareholders did not approve a shareholder proposal regarding amending the Corporation’s articles of incorporation to provide for majority voting for the election of directors:

For	Against	Abstain	Broker Non-vote
407,622	564,212	8,748	444,370

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3(2)	Amended Code of By-Laws of River Valley Bancorp, As Amended July 21, 2009, is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 23, 2009
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 13, 2009	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
3(2)	Amended Code of By-Laws of River Valley Bancorp, As Amended July 21, 2009	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2009
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached