Form 10-Q
period 2009-09-30
RIVER VALLEY BANCORP
filed 2009-11-16
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of November 13, 2009 was 1,504,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$5,388	$3,645
Interest-bearing demand deposits	7,079	6,388
Cash and cash equivalents	12,467	10,033
Investment securities available for sale	71,319	52,284
Loans held for sale	469	130
Loans	281,187	287,668
Allowance for loan losses	(4,774)	(2,364)
Net loans	276,413	285,304
Premises and equipment, net	7,468	7,704
Real estate, held for sale	355	259
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	2,087	2,187
Cash value of life insurance	8,117	7,871
Other assets	1,713	1,722
Total assets	$385,258	$372,344

Liabilities
Deposits
Non-interest-bearing	$23,498	$21,393
Interest-bearing	244,352	226,384
Total deposits	267,850	247,777
Borrowings	87,217	97,217
Interest payable	709	704
Other liabilities	3,997	2,106
Total liabilities	359,773	347,804

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value
Authorized and unissued - 2,000,000 shares
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,504,472 and 1,500,322 shares	7,469	7,409
Retained earnings	17,367	17,384
Accumulated other comprehensive income (loss)	649	(253)
Total stockholders’ equity	25,485	24,540

Total liabilities and stockholders’ equity	$385,258	$372,344

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$12,182	$13,101	$4,043	$4,434
Investment securities	2,026	1,853	693	618
Interest-earning deposits and other	123	318	42	90
Total interest income	14,331	15,272	4,778	5,142

Interest Expense
Deposits	3,803	4,622	1,271	1,467
Borrowings	3,221	3,653	1,033	1,222
Total interest expense	7,024	8,275	2,304	2,689

Net Interest Income	7,307	6,997	2,474	2,453
Provision for loan losses	2,573	645	135	245
Net Interest Income After Provision for Loan Losses	4,734	6,352	2,339	2,208

Other Income
Service fees and charges	1,632	1,599	548	592
Net realized gains on sale of available-for-sale securities	97	48	0	0
Net gains on loan sales	927	215	156	42
Interchange fee income	227	217	80	81
Increase in cash value of life insurance	245	239	89	81
Trust operations income	96	129	45	33

Gain/(loss) on sale of premises, equipment and real estate held for sale	(41)	(59)	5	(22)
Other income	50	99	16	27
Total other income	3,233	2,487	939	834

Other Expenses
Salaries and employee benefits	3,528	3,564	1,141	1,272
Net occupancy and equipment expenses	920	974	304	326
Data processing fees	290	285	97	93
Advertising	281	278	90	108
Legal and professional fees	278	223	87	66
Amortization of mortgage servicing rights	108	134	35	36
Federal Deposit Insurance Corporation assessment	665	50	240	19
Other expenses	1,046	864	304	264
Total other expenses	7,116	6,372	2,298	2,184
Income Before Income Tax	851	2,467	980	858
Income tax expense (benefit)	(79)	618	231	213

Net Income	$930	$1,849	$749	$645

Basic earnings per share	$.62	$1.13	$.50	$.393
Diluted earnings per share	.62	1.12	.50	.390
Dividends per share	.63	.63	.21	.21

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In Thousands)

Net income	$930	$1,849	$749	$645

Other comprehensive income, net of tax

Unrealized gains (losses) on securities available for sale

Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(519), $544, $(492), and $187.	966	(1,007)	896	(355)

Less: Reclassification adjustment for gains included in net income, net of tax expense of $(33), $(18), $0 and $0	64	30	0	0
	902	(1,037)	896	(355)
Comprehensive income	$1,832	$812	$1,645	$290

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

		Nine Months Ended September 30,
		2009	2008
		(In Thousands)
	Operating Activities
	Net income	$930	$1,849
	Adjustments to reconcile net income to net cash provided by operating activities
	Provision for loan losses	2,573	645
	Depreciation and amortization	344	347
	Investment securities gains	(97)	(48)
	Loans originated for sale in the secondary market	(41,036)	(8,685)
	Proceeds from sale of loans in the secondary market	41,212	9,098
	Gain on sale of loans	(927)	(215)
	Amortization of net loan origination cost	104	98
	Employee Stock Ownership Plan compensation	53	58
Net change in:	Interest receivable	100	304
	Interest payable	5	102
	Other adjustments	1,678	705
	Net cash provided by operating activities	4,939	4,258

	Investing Activities
	Purchases of securities available for sale	(34,809)	(20,572)
	Proceeds from maturities of securities available for sale	15,575	17,458
	Proceeds from sale of securities available for sale	1,620	7,971
	Purchase of Federal Home Loan Bank stock	0	(100)
	Net change in loans	5,604	(21,724)
	Purchases of premises and equipment	(112)	(633)
	Proceeds from sale of premises and equipment	4	76
	Proceeds from the sale of foreclosed real estate	441	0
	Other investing activities	0	148
	Net cash used in investing activities	(11,677)	(17,376)

	Financing Activities
	Net change in
	Non-interest bearing, interest-bearing demand and savings deposits	3,984	(18,110)
	Certificates of deposit	16,089	33,358
	Proceeds from borrowings	6,000	33,000
	Repayment of borrowings	(16,000)	(34,000)
	Cash dividends	(946)	(1,031)
	Stock options exercised	0	8
	Net increase in advances by borrowers for taxes and insurance	45	102
	Net cash provided by financing activities	9,172	13,327

	Net Change in Cash and Cash Equivalents	2,434	209
	Cash and Cash Equivalents, Beginning of Period	10,033	8,137
	Cash and Cash Equivalents, End of Period	$12,467	$8,346
	Additional Cash Flows and Supplementary Information
	Interest paid	$7,019	$8,173
	Income tax paid	221	525

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$930	1,502,709	$.620	$1,849	1,637,223	$1.13

Effect of dilutive RRP awards and stock options		8,444			15,545
Diluted earnings per share
Income available to common shareholders and assumed conversions	$930	1,511,153	$.620	$1,849	1,652,768	$1.12

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common shareholders	$749	1,504,472	$.500	$645	1,639,881	$.393

Effect of dilutive RRP awards and stock options		7,349			12,497
Diluted earnings per share
Income available to common shareholders and assumed conversions	$749	1,511,821	$.500	$645	1,652,378	$.390

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share were outstanding for the three and nine month periods ending September 30, 2009 and September 30, 2008.  Options to purchase 19,000 shares of common stock at $14.56 per share were outstanding for the three and nine month periods ending September 30, 2009 and the three month period ended September 30, 2008. Options to purchase 8,400 shares of common stock at $13.25 per share were outstanding for the three months ended September 30, 2009. These groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  In addition, options to purchase 15,000 shares of common stock at exercise prices ranging from $5.38 to $6.99 were outstanding at September 30, 2009 and were included in the diluted shares outstanding for the three and nine month periods ended September 30, 2009.

NOTE 4: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards Codification (ASC) Topic 820.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC Topic 820 has been applied prospectively as of the beginning of the period.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008, respectively (in thousands).

		September 30, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$26,472	$0	$26,472	$0
Mortgage and other asset backed securities	22,560	0	22,560	0
State and municipals	19,288	0	19,288	0
Corporate	2,999	0	2,142	857
Total	$71,319	$0	$70,462	$857

		December 31, 2008
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$13,362	$0	$13,362	$0
Mortgage and other asset backed securities	18,949	0	18,949	0
State and municipals	16,332	0	16,332	0
Corporate	3,641	0	2,558	1,083
Total	$52,284	$0	$51,201	$1,083

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

	Available-For-Sale Securities
	(In Thousands)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Beginning balance	$1,083	$888

Total realized and unrealized gains and losses
Amortization included in net income	3	0
Unrealized losses included in other comprehensive income	(216)	(190)
Purchases, issuances and settlements including pay downs	(13)	1,793
Transfers in and/or out of Level 3	0	(1,791)

Ending balance	$857	$700

	Available-For-Sale Securities
	(In Thousands)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Beginning balance	$1,065	$2,490

Total realized and unrealized gains and losses
Amortization included in net income	1	0
Unrealized losses included in other comprehensive income	(203)	(1)
Purchases, issuances and settlements including pay downs	(6)	2
Transfers in and/or out of Level 3	0	(1,791)

Ending balance	$857	$700

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008, respectively (in thousands).

		September 30, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,255	$0	$0	$4,255
Real estate held for sale	355	0	0	355
Mortgage Servicing Rights	412	0	0	412

		December 31, 2008
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)

Impaired loans	$2,512	$0	$0	$2,512
Mortgage servicing rights	119	0	0	119

Impaired Loans

Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During the year ended December 31, 2008 and the nine months ended September 30, 2009, certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $2,512,000 and $4,255,000 for the respective periods.  These valuations would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

Real Estate Held For Sale

Real estate held for sale is carried at the fair value at the date acquired less estimated cost to sell and is periodically evaluated for impairment.  Real estate held for sale recorded during 2009 and outstanding at September 30, 2009, is disclosed as a nonrecurring measurement.

During the nine months ended September 30, 2009, transfers to real estate held for sale were made, and remained outstanding at period end, with a fair value totaling $355,000.  Due to the nature of the valuation inputs, recorded initial real estate held for sale is classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value and are subsequently reported at amortized cost and periodically evaluated for impairment. New mortgage servicing rights recorded during the current accounting period are recorded at fair value and are disclosed as a nonrecurring measurement.

Mortgage servicing rights recorded as an asset and into income during the nine months ended September 30, 2009 and the year ended December 31, 2008 totaled $412,000 and $119,000, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2009
	Carrying Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$12,467	$12,467
Investment securities available for sale	71,319	71,319
Loans including loans held for sale, net	276,882	284,232
Interest receivable	2,087	2,087
Stock in FHLB	4,850	4,850

Liabilities
Deposits	267,850	271,382
FHLB advances	80,000	84,764
Other borrowings	7,217	7,218
Interest payable	709	709
Advance payments by borrowers for taxes and insurance	155	155

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	0	0
Standby letters of credit	0	0

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(In Thousands)
Available-for-sale Securities:
September 30, 2009:
Federal agencies	$26,111	$381	$20	$26,472
Mortgage and other asset backed securities	21,572	989	1	22,560
State and municipals	18,771	628	111	19,288
Corporate	3,861	61	923	2,999
Totals	$70,315	$2,059	$1,055	$71,319

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale
	Amortized Cost	Fair Value
	(In Thousands)

Within one year	$1,469	$1,486
One to five years	14,948	15,235
Five to ten years	13,109	13,350
After ten years	19,218	18,688
	48,744	48,759
Mortgage and other asset backed securities	21,571	22,560
Totals	$70,315	$71,319

The carrying value of securities pledged as collateral, to secure public deposits, borrowings and for other purposes, was $22,593,000 at September 30, 2009.

Gross gains of $97,000 resulting from sales of available-for-sale securities were realized for 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2009 was $6,529,000, which is approximately 9.2% of the Corporation’s available-for-sale investment portfolio.

As discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss would be recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$2,976	$20	$0	$0	$2,976	$20
Mortgage and other asset backed securities	41	1	0	0	41	1
State and Municipal	543	7	2,112	104	2,655	111
Corporate	0	0	857	923	857	923

Total temporarily impaired securities	$3,560	$28	$2,969	$1,027	$6,529	$1,055

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Mortgage and Other Asset Backed Securities

The unrealized losses on the Corporation’s investment in mortgage-backed securities were primarily caused by interest rate changes.  The Corporation expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation.  The two, ALESCO 9A and PRETSL XXVII Ltd, had unrealized losses at September 30, 2009 of $671,000 and $252,000, respectively.  These two securities are rated Ba1 and A3, respectively, by Moodys indicating these securities are considered of moderate investment quality and credit risk.  Both issues are of either the highest or second highest tranche of the total issue, and have good collateral coverage at those tranche levels, thus providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is temporary and indicates thin trading activity rather than a true decline in the value of the investment.  Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral position of the tranches, projected cash flows and the credit ratings.  The Corporation does not intend to sell the investments and it is not likely that the Corporation will be required to sell the investments before recovery, which may be maturity, and expects to receive all contractual cash flows related to these investments.  Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired.

NOTE 6:  ALLOWANCE FOR LOAN LOSSES

The following tables analyze the changes in the allowance during the three and nine month periods ended September 30, 2009 and  September 30, 2008 respectively.

	Allowance for Loan Losses
	(In Thousands)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Balance at beginning of period	$2,364	$2,208

Charge offs:
Real estate loans	(131)	(534)
Consumer loans	(107)	(132)
Commercial loans	(34)	(83)
Total charge offs	(272)	(749)
Recoveries	109	105
Net charge offs	(163)	(644)
Provision for losses on loans	2,573	645
Balance at end of period	$4,774	$2,209

	Allowance for Loan Losses
	(In Thousands)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Balance at beginning of period	$4,677	$2,129

Charge offs:
Real estate loans	(19)	(80)
Consumer loans	(34)	(49)
Commercial loans	0	(83)
Total charge offs	(53)	(212)
Recoveries	15	47
Net charge offs	(38)	(165)
Provision for losses on loans	135	245
Balance at end of period	$4,774	$2,209

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board, (FASB) issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the SEC) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The Corporation adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Corporation’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets.  The Board’s objective in issuing this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This guidance must be applied to transfers occurring on or after the effective date.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: 1) the elimination of the exemption for qualifying special purpose entities, 2) a new approach for determining who should consolidate a variable interest entity, and 3) changes to when it is necessary to reassess who should consolidate a variable interest entity.  This new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new accounting guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance requiring interim disclosures about fair value of financial instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  This guidance shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance for recognition and presentation of other-than-temporary impairments.  This new guidance amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized.  In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.  The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This new guidance requires a reporting entity to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

NOTE 8:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2008 consolidated condensed financial statements to conform to the September 30, 2009 presentation.

NOTE 9:  ECONOMIC RECOVERY PROGRAMS

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

Before and after EESA and ARRA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the IRS, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Corporation. To date, the Corporation or the Bank has elected to participate only in the FDIC’s Debt Guarantee Program, which provides for the guarantee of eligible newly issued senior unsecured debt of participating entities, and the FDIC’s Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through June 30, 2010 (recently extended from December 31, 2009).  Both of these programs are part of the FDIC’s Temporary Liquidity Guarantee Program.

The Board of the FDIC also adopted an interim rule imposing a 5 basis point special assessment on insured institutions as of June 30, 2009 which was payable on September 30, 2009. The special assessment due in September was $178,000.  In addition, the FDIC has adopted a final rule mandating prepayment on December 30, 2009, of all quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011 and 2012 (along with the third quarter assessment regularly due on that date).

In September 2009, the Board of Directors of the FDIC approved an extension of the temporary increase in the standard maximum deposit insurance amount to $250,000 through December 31, 2013.

NOTE 10:  SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were issued.

On October 6, 2009, the Corporation filed a Form D with the Securities and Exchange Commission to report that it is engaged in a private placement of up to $8,000,000 of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, without par value, liquidation preference $1,000 per share (the “Series A Preferred Stock”). The Series A Preferred Stock is being offered and sold to investors with whom or which the Corporation has an existing relationship.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 7.25% per annum for the first five years and 9% per annum thereafter, payable quarterly. The Series A Preferred Stock will be non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by the Corporation after five years for 100% of the liquidation preference plus any declared but unpaid dividends. The Series A Preferred Stock will have a liquidation preference of $1,000 per share.

The minimum amount that must be raised in the offering is $5,000,000. The Corporation expects to close the transaction on or before December 31, 2009. Fifty percent of the net proceeds of the offering will be contributed to the Corporation’s bank subsidiary, River Valley Financial Bank.

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

On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Corporation and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration of the Corporation as a bank holding company would represent a significant change, as there currently exist significant difference between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, at this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in the form proposed by the Obama Administration or the specific impact that any adopted legislation will have on the Corporation or the Bank.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 85 basis points per annum with respect to the Bank’s deposits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also made changes to the deposit insurance assessment system resulting in increases in the assessment range for insured institutions. Further increases in premium assessments would increase the Corporation’s expenses. Also, in addition to the 5 basis point special assessment of $178,000 that the Corporation paid in September 2009, the FDIC will require us to prepay all quarterly assessments for the rest of 2009, and all of 2010, 2011 and 2012, on December 30, 2009. Based on current deposit levels, management estimates that on December 30, 2009, the Corporation will pay actual and estimated third and fourth quarter 2009 assessments, totaling approximately $240,000, plus prepayment of 2010, 2011 and 2012 assessments estimated to be approximately $1.5 million.

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

VALUATION OF MORTGAGE SERVICING RIGHTS

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of September 30, 2009, and December 31, 2008, mortgage servicing rights had carrying values of $544,000 and $240,000 respectively.

FINANCIAL CONDITION

At September 30, 2009, the Corporation’s consolidated assets totaled $385.3 million, an increase of $12.9 million, or 3.5% from December 31, 2008.  Deposits increased $20.1 million from December 31, 2008 to September 30, 2009, the majority of which came from local taxing authorities and school systems.  While a portion of these deposits were invested in short term callable bonds, the more significant portion remained liquid in deposits held by the Corporation at the Federal Home Loan Bank of Indianapolis. As a result, as of September 30, 2009 the Corporation’s investment portfolio increased $19.0 million, or 36.4% over the total at December 31, 2008 and cash and cash equivalents increased $2.4 million, or 24.3%, over the December 31, 2008 level.

The Corporation experienced a decrease in the loan portfolio of $6.5 million year-to-date due primarily to the refinancing of conventional Bank owned 1-4 family mortgages which were then sold into the secondary market.  Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) during the first nine months were approximately $41.0 million, more than 4 times the sales generated during the comparable period in 2008.  Profit, and related income, from these sales contributed significantly to the overall profit of the Corporation. Other lending remained stable or dropped slightly during the period, with the only categorical increases in commercial real estate and non-real estate lending primarily in the form of agricultural lending.

The Corporation’s consolidated allowance for loan losses totaled $4.8 million at September 30, 2009 as compared to $2.4 million at December 31, 2008.  The increase primarily reflects the second quarter increase in specific reserves on delinquent loans, discussed below.  Funding for the allowance represented 1.70%, and .82% of total loans, respectively.  Overall delinquencies 30 or more days past due as of September 30, 2009 were at 4.22%, compared to 1.17% at the same date in 2008 and 1.07% at December 31, 2008. This increase is primarily due to two large relationships which represent 64% of the Corporation’s total delinquent loans.  Excluding those two relationships, the Corporation’s delinquency rate would have been 1.90% at September 30, 2009.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of September 30, 2009 were $10.0 million, compared to $1.0 million at the same date in 2008 and at December 31, 2008.  Non-performing loans as a percent of total loans were 3.59%, .36% and .70%, respectively for those periods. While the Corporation experienced increased delinquencies in commercial and mortgage lending during the first nine months of 2009, the increases in non-performing loans were primarily due to the addition of the two troubled relationships of approximately $4.9 million and $1.6 million, mentioned above.   The larger relationship was previously discussed in the Corporation’s 2008 Annual Report on Form 10-K.  Management is working with the borrower and legal representatives to attempt a workout of this situation, but based on an estimate of potential losses, the Corporation placed a $2.0 million specific reserve on the relationship as of June 30, 2009.  For the period ended September 30, 2009 the allowance for loan losses was funded at a level in line with current and estimated losses.  Appropriate and documented specific loss reserves have been established as necessary. The provision for loan losses increased to $2.6 million for the nine months ended September 30, 2009, as compared to $645,000 for the same period in 2008.  Net charge offs for the nine month period ended September 30, 2009 were $120,000 as compared to $581,000 for the same period in 2008.

Although management believes that its allowance for loan losses at September 30, 2009, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in the monitoring of delinquent loans and in the analysis of the factors affecting the allowance.

Other changes in the asset mix of the Corporation occurred but had little impact on the financial statements.  Increases due to items such as the capitalization of mortgage servicing rights (a direct result of the increased sales to Freddie Mac) and a large tax benefit realized in the second quarter (the result of the large expense to the provision for loan loss taken in that quarter), were offset by decreases in prepaid assets, and reductions in the deferred tax assets carried for unrealized earnings on available-for-sale investments, as those investments moved from a net loss position at December 31, 2008 to a net gain position at September 30, 2009.

Deposits totaled $267.9 million at September 30, 2009, an increase of $20.1 million, or 8.1%, compared to total deposits at December 31, 2008. During the nine-month period, transactional deposit accounts increased by 9.8%, or $2.1 million, while interest bearing accounts increased 7.9%, or $18.0 million.  Deposit increases for the period came primarily from the deposits of public sector depositors and by local taxing authorities.

Borrowings totaled $87.2 million at September 30, 2009 versus $97.2 million at December 31, 2008, a drop of $10.0 million, or 10.3% period to period, as the Corporation used portions of excess liquidity to pay down advances.  Of total borrowings, $80.0 million and $90.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 4.55% and 4.61% at the respective dates. The decrease in the average balance of advances held, coupled with the drop in the average rate paid on those advances, contributed to the overall profitability of the Corporation in reduced borrowing costs, $3.2 million for the nine months ended September 30, 2009 as compared to $3.7 million for the same period in 2008.

Stockholders’ equity totaled $25.5 million at September 30, 2009, an increase of $945,000, or 3.9% from the $24.5 million at December 31, 2008.  The increase was primarily due to the change in the unrealized earnings on available-for-sale investments, at a gain position of $649,000 at September 30, 2009 as compared to a loss position of $253,000 at December 31, 2008.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2009, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

GENERAL

The Corporation’s net income for the nine months ended September 30, 2009, totaled $930,000, a decrease of $919,000 or 49.7% from the $1.8 million reported for the period ended September 30, 2008.  The decrease in income in the 2009 period was primarily attributable to increased expense to the provision for loan losses and increased expense for FDIC insurance. Contributing in a lesser fashion were decreases due to the write down of uncollected interest on non-performing loans and reduced income on the interest earning deposits held by the Corporation, as rates paid for these deposits fell to less than .05%. Expense for FDIC insurance for the nine month period ended September 30, 2009 was $665,000 as compared to $50,000 for the same period in 2008, an increase of $615,000 period to period.  Uncollected interest on non-performing loans written off during the first nine months of 2009 was $430,000.  Comparatively, the Corporation recouped $58,500 in uncollected interest during the same period in 2008.

Offsetting those losses were improvements in both the interest rate spread, 3.50% at September 30, 2009 compared to 3.25% at September 30, 2008, and in non-interest income, most specifically income from the gain on loan sales to the secondary market, which were three and one half times the 2008 levels.   Gain on loan sales to the secondary market for the nine month period ended September 30, 2009 were $927,000 as compared to $215,000 for the same period in 2008.

NET INTEREST INCOME

Total interest income for the nine months ended September 30, 2009 decreased by $941,000, or 6.2%, to $14.3 million from the $15.3 million recorded for the same period in 2008.  Despite prior year growth in the underlying assets, the Prime rate changes by the Federal Reserve during 2008 spurred refinancing activity during the first nine months of 2009, resulting in a decrease in the balances of conventional mortgages held at the Bank level, and increased sales of loans to Freddie Mac.  The changes in the Prime rate were also felt through reduced income on the loan portfolio and for interest earning deposits held at the Federal Home Loan Bank (FHLB). The average yield on loans at September 30, 2009 was 5.97%, a decrease from the rate of 6.35% at September 30, 2008. Rates paid on deposits at the FHLB fell from 1.75% at September 30, 2008 to .01% as of September 30, 2009.

Total interest expense for the same period exhibited significant declines with a decrease of $1.3 million, or 15.1%, from the $8.3 million reported at September 30, 2008 to $7.0 million at September 30, 2009.  For the nine months ended September 30, 2009 interest expense from deposits totaled $3.8 million while interest expense from borrowings totaled $3.2 million, as compared to $4.6 million and $3.7 million for the same period in 2008.  Of the overall decrease in interest expense, $819,000 was attributable to interest expense on deposits as the effect of the Fed rate cuts continued to affect depositors and widen the spread on interest bearing balances.  Over the same period, the Corporation experienced a decrease of $432,000 on interest expense for borrowings as the average balance of funds borrowed from the FHLB, and the average rate paid on those funds dropped as advances were repaid.

The result of these circumstances was that net interest income increased to $7.3 million for the nine months ended September 30, 2009 from $7.0 million for the same period in 2008, an increase of $310,000, or 4.4%.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $2.6 million provision for losses on loans for the nine months ended September 30, 2009, as compared to $645,000 for the same period in 2008.  Reserves established specifically for potential losses, including two large relationships of $4.9 and $1.6 million each, increased from $900,000 at September 30, 2008 to $3.0 million at September 30, 2009.  Non-performing loans, defined as loans past due 90 or more days as of September 30, 2009 were $10.0 million, an increase of $9.0 million from the $1.0 million at the same point in 2008, primarily due to the addition of the two aforementioned large relationships.  The increase in the provision year-to-year has been predicated primarily on estimated losses with some impact for the current economic environment.  While management believes that the allowance for losses on loans is adequate at September 30, 2009, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $746,000, during the nine months ended September 30, 2009 to $3.2 million, as compared to the $2.5million reported for the same period in 2008.  This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market, with gains on the sale of securities, income from loan related fees, and increased debit card interchange fees.  The increases noted were partially offset by losses on sales of foreclosed property, reduced income from overdraft fees, and decreased income from the Corporation’s trust operation.  Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Total other expense increased by $744,000 or 11.7%, to $7.1 million during the nine months ended September 30, 2009, as compared to the $6.4 million reported for the same period in 2008.  Increased FDIC assessment expense ($665,000 in 2009 as compared to $50,000 in 2008), increased donations expense (including the $32,000 donation of a piece of repossessed real estate to Habitat for Humanity), increased expense relating to building rents ($8,000 per month for the new branch in Floyd Knobs, Indiana) and increased expense relating to the sale of loans into the secondary market ($148,000 in 2009 as compared to $12,000 in 2008) contributed largely to the increase. These increases were offset by reduced costs of loan administration in general and reduced administrative expenses, such as communications cost and travel expense, all a result of the Corporation’s aggressive cost cutting measures.  The Corporation managed personnel costs through staff reductions resulting from attrition, rather than forced reductions, minimizing the effect on the Corporation’s employees, while maintaining an experienced personnel base.

INCOME TAXES

A tax benefit of $79,000 was recorded for the nine-month period ended September 30, 2009 as compared to tax expense of $618,000 for the comparable period in 2008.  For the 2009 period, the Corporation had pre-tax income of $851,000 as compared to $2.5 million for the 2008 period, reflecting the second quarter loss resulting from a significant increase to the provision for loan losses.  The change in tax from period to period was due to the levels of taxable income and loss for the periods.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

GENERAL

The Corporation’s net income for the three months ended September 30, 2009, totaled $749,000, an increase of $104,000 or 16.1% from the net income of $645,000reported for the period ended September 30, 2008.  The increase in income for the 2009 period was primarily attributable to increased income from the sale of loans into the secondary market (to Freddie Mac), a slight decrease in the expense for the loan loss provision, and increased fees for loan document preparation. Gain on loan sales to the secondary market for the three month period ended September 30, 2009 were $156,000 as compared to $42,000 for the same period in 2008, an increase of $114,000, or 271.4%.

Offsetting the increased income were decreases in service charges for overdrawn accounts, increased FDIC assessment charges, and slight increases in professional fees and technology costs.  Expense for FDIC insurance for the three month period ended September 30, 2009 was $240,000, over twelve times the expense for the same period in 2008 of $19,000.  Meanwhile, the interest rate spread reflected multiple interest rate reductions by the Federal Reserve Bank during 2008, with the spread at 3.50% as of September 30, 2009 as compared to 3.25% at September 30, 2008.

NET INTEREST INCOME

Total interest income for the three months ended September 30, 2009 decreased by $364,000, or 7.1%, to $4.8 million from the $5.1 million recorded for the same period in 2008.  The effect of the Prime rate changes by the Federal Reserve during 2008 were felt through reduced income on the loan portfolio and on interest earning deposits held at the Federal Home Loan Bank (FHLB).  Rates paid on deposits at the FHLB fell from 1.75% at September 30, 2008 to .01% as of September 30, 2009.  Decreased average balances in the loan portfolio also contributed to the decreased interest income, with total loans outstanding at September 30, 2009 of $281.2 million compared to $287.7 million at the same point in 2008, a decrease of $6.5 million or 2.3%. Higher average balances in the investment portfolio resulted in increased income from investment securities at $693,000 as of September 30, 2009, a 12.1% increase over the $618,000 for the same period in 2008.

Total interest expense for the same period decreased by $385,000, or 14.3%, from the $2.7 million reported at September 30, 2008 to $2.3 million at September 30, 2009.  For the three months ended September 30, 2009 interest expense from deposits totaled $1.3 million while interest expense from borrowings totaled $1.0 million, as compared to $1.5 million and $1.2 million for the same period in 2008.  Of the overall decrease in interest expense, $196,000 was attributable to interest expense on deposits as the effect of the Fed rate cuts in 2008 continued to affect depositors and widen the spread on interest bearing balances.  Over the same period, the Corporation experienced a decrease of $189,000 on interest expense for borrowings as the average balance of funds borrowed from the FHLB dropped, as advances were repaid, and the average rate paid on those borrowings dropped from 4.61% at September 30, 2008 to 4.55% at September 30, 2009.

Net interest income was $2.5 million for the three months ended September 30, 2009 and for the same period in 2008, with only a slight increase period to period of $21,000, or 0.9%.  This reflects the effects of increasing spread between interest earning assets and interest bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $135,000 provision for losses on loans for the three months ended September 30, 2009, as compared to $245,000 for the same period in 2008. Non-performing loans as of September 30, 2009 were $10.0 million, an increase of $9.0 million, from the $1.0 million at the same point in 2008, primarily reflecting the addition of two large relationships representing $4.9 million and $1.6 million of loans past due more than 90 days at September 30, 2009.  The decrease in the provision year-to-year has been predicated primarily on estimated losses, of which the majority are represented by specific reserves established during the second quarter; declining levels of loan activity and shrinkage in the loan portfolio; and some impact for the current economic environment.  Net charge offs for the nine month period ended September 30, 2009 were $120,000 as compared to $581,000 for the same period in 2008. While management believes that the allowance for losses on loans is adequate at September 30, 2009, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income increased by $105,000, during the three months ended September 30, 2009 to $939,000, as compared to the $834,000 reported for the same period in 2008.  This increase was fueled primarily by sales of 1-4 family residential loans to the secondary market, the associated fees for document preparation, increased cash surrender value of bank owned life insurance, and a slight gain on the sale of repossessed real estate.  These increases were offset by decreased income from charges for overdraft privileges and reduced facilities rental income. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Total other expense increased by $114,000 or 5.2%, to $2.3 million during the three months ended September 30, 2009, as compared to the $2.2 million reported for the same period in 2008.  Increased FDIC assessment expense ($240,000 in 2009 as compared to $19,000 in 2008), increased professional fees (relating primarily to legal costs and external loan review activity), and increased expense relating to the sale of loans into the secondary market (expense of $20,700 in 2009 as compared to income of $4,300 in 2008, primarily due the large increase in fees paid in conjunction with the refinance of Freddie Mac loans) contributed largely to the increase.

INCOME TAXES

A tax expense of $231,000 was recorded for the three-month period ended September 30, 2009 as compared to $213,000 for the comparable period in 2008.  For the 2009 period, the Corporation had pre-tax income of $980,000 as compared to $858,000 for the 2008 period.  The effective tax rate was 23.6% for the three month period ended September 30, 2009 compared to 24.8% for the same period in 2008.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

LIQUIDITY RESOURCES

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2009, the Bank had $80.0 million in such borrowings, with an additional $22.0 million available, previously approved by the Bank’s board of directors.  Based on collateral, an additional $12.0 million could be available, if the board of directors determines the need. In addition, at September 30, 2009 the Bank had commitments to fund loan originations of $2.8 million, unused home equity lines of credit of $15.3 million and unused commercial lines of credit of $9.2 million.  Commitments to sell loans as of that date were $2.1 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

RIVER VALLEY BANCORP

Date: November 16, 2009	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
3(2)	Amended Code of By-Laws of River Valley Bancorp, As Amended July 21, 2009	Incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2009
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached