Form 10-K
period 2009-12-31
RIVER VALLEY BANCORP
filed 2010-03-16
CIK 1015593

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2009
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
As of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $8,891,114 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 26, 2010, there were issued and outstanding 1,504,472 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 are incorporated in Part III.

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

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 45.4% of the Bank’s total loan portfolio at December 31, 2009. The Bank identified loans totaling $175,000 as held for sale at December 31, 2009. The Bank also offers multi-family mortgage loans, non-residential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans.

The Bank’s primary market areas are Jefferson, Floyd and Clark Counties in southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky. The Company’s Internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

LOAN PORTFOLIO DATA

The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process. Historical data in this table and others reporting loan portfolio data has been restated in some cases to conform to certain loan recategorizations employed as of December 31, 2009.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$127,397	45.41%	$140,433	48.50%	$128,177	48.47%	$108,628	43.95%	$101,282	42.94%
Multi-family	12,910	4.60%	9,924	3.43%	10,274	3.88%	9,613	3.89%	8,412	3.57%
Construction	7,867	2.80%	10,999	3.80%	14,319	5.41%	17,993	7.28%	13,549	5.74%
Nonresidential real estate	87,483	31.18%	83,400	28.80%	71,877	27.18%	71,610	28.97%	73,033	30.96%
Land loans	23,065	8.22%	22,429	7.75%	16,729	6.33%	19,115	7.73%	19,506	8.27%
Consumer loans:
Automobile loans	2,010	0.72%	2,416	0.83%	2,686	1.02%	2,853	1.15%	3,444	1.46%
Loans secured by deposits	634	0.23%	619	0.21%	632	0.24%	605	0.24%	511	0.22%
Other	2,067	0.74%	2,023	0.70%	2,718	1.03%	2,801	1.14%	2,985	1.27%
Commercial loans	17,129	6.10%	17,306	5.98%	17,043	6.44%	13,972	5.65%	13,147	5.57%
Gross loans receivable	280,562	100.00%	289,549	100.00%	264,455	100.00%	247,190	100.00%	235,869	100.00%

Add/(Deduct):
Deferred loan origination costs	464	.2	503	.2	494	.2	487	.2	488	.2
Undisbursed portions of loans in process	(1,824)	(.7)	(2,384)	(.8)	(4,113)	(1.6)	(3,614)	(1.5)	(5,152)	(2.2)
Allowance for loan losses	(2,611)	(.9)	(2,364)	(.8)	(2,208)	(.8)	(2,176)	(.9)	(2,320)	(1.0)
Net loans receivable	$276,591	98.6%	$285,304	98.6%	$258,628	97.8%	$241,887	97.8%	$228,885	97.0%

The following table sets forth certain information at December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance Outstanding at	Due During Years Ended December 31
	December 31, 2009	2010	2011	2012 to 2013	2014 to 2018	2019 to 2023	2024 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$127,397	$8,695	$723	$1,000	$6,628	$10,948	$99,403
Multi-family	12,910	1,538	-	-	742	209	10,421
Construction	7,867	7,867	-	-	-	-	-
Nonresidential Real estate loans	87,483	3,037	249	1,658	4,773	12,069	65,697
Land loans	23,065	14,941	322	1,006	748	1,264	4,784
Consumer loans:
Loans secured by deposits	634	477	45	98	14	-	-
Other loans	4,077	1,065	667	1,578	767	-	-
Commercial loans	17,129	8,852	1,026	2,364	4,697	190	-
Total	$280,562	$46,472	$3,032	$7,704	$18,369	$24,680	$180,305

The following table sets forth, as of December 31, 2009, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2010
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
One-to-four-family	$17,469	$101,233	$118,702
Multi-family	556	10,816	11,372
Construction	-	-	-
Nonresidential real estate loans	5,716	78,730	84,446
Land loans	359	7,765	8,124
Consumer loans:
Loans secured by deposits	157	-	157
Other loans	2,978	34	3,012
Commercial loans	7,627	650	8,277
Total	$34,862	$199,228	$234,090

Residential Loans. Residential loans consist primarily of one- to four-family residential loans. Approximately $127.4 million, or 45.4% of the Bank’s portfolio of loans, at December 31, 2009, consisted of one- to four-family residential loans, of which approximately 83.6% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, although until late 1995, the Bank’s ARMs were indexed to the 11th District Cost of Funds. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3-3.5% for owner-occupied properties and 3.5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2009 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank also originates residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to, or up to 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2009, approximately 16.4% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed-rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2009, the Bank had approximately $92.0 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2009 the Bank originated and retained $4.1 million of fixed rate one- to four-family residential mortgage loans. Typically, these loans would be sold into the secondary market, however approximately $1.1 million of these loans were originated to existing customers and were retained, rather than sold, due to tightened lending standards in the secondary market. The remainder were short-term loans made for a variety of purposes including two originated for the restructuring of existing debt.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2009, the Bank had outstanding approximately $12.2 million of home equity loans, with unused lines of credit totaling approximately $15.4 million. One home equity loan, in the amount of $3,600 was included in non-performing assets as of December 31, 2009. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 85% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

The Bank also offers standard second mortgage loans, which are adjustable rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3.5-4%. The Bank’s second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 2% and 6%, respectively. The Bank’s second mortgage loans have terms of up to 30 years.

At December 31, 2009, $1.9 million of one- to four-family residential mortgage loans, or 0.7% of total loans, were included in the Bank’s non-performing assets.

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

At December 31, 2009, $7.9 million, or 2.8% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2009 totaled $1.3 million. Non-performing construction loans at December 31, 2009 totaled $225,000, which is less than 0.1% of the Bank’s total loan portfolio.

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

Nonresidential Real Estate Loans. At December 31, 2009, $87.5 million, or 31.2% of the Bank’s total loan portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate, as adjustable rate loans of varying rates with lock-in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2009, the Bank’s largest nonresidential real estate loan was $4.4 million. Nonresidential real estate loans in the amount of $2.2 million, or 0.8% of total loans, were included in non-performing assets at December 31, 2009.

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

Multi-family Loans. At December 31, 2009, approximately $12.9 million, or 4.6% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2009 was $1.5 million and was secured by multiple single family homes in Scottsburg, Indiana and New Albany, Indiana. One multi-family loan in the amount of $225,000 was included in non-performing assets as of December 31, 2009, representing less than 0.1% of total loans.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2009, approximately $23.1 million, or 8.2% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans, i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2009, the Bank’s largest land loan totaled $2.5 million. Non-performing land loans in the amount of $2.2 million were included in total non-performing assets as of December 31, 2009, representing 0.8% of total loans.

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

Commercial Loans. At December 31, 2009, $17.1 million, or 6.1% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2009, approximately $15.1 million, or 90.3%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2009, the largest commercial loan was $1.3 million. As of the same date, commercial loans totaling $450,000, or 0.2% of total loans, were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $4.7 million at December 31, 2009, or 1.7% of the Bank’s total loan portfolio. The Bank originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals, although demand for these types of loans has steadily decreased over the past few years. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2009, 96.4% of the Bank’s consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank offers only direct automobile loans.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2009, consumer loans amounting to $9,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans. The Bank historically originated its ARMs pursuant to its own underwriting standards. In 1996, the Bank began underwriting fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2009, the Bank serviced $92.0 million in loans sold to the FHLMC.

The Bank confines its loan origination activities primarily to Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. At December 31, 2009, the Bank held loans totaling approximately $63.2 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s eight full-service offices.

The Bank’s loan approval processes are intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

Under the Bank’s lending policy, a loan officer may approve mortgage loans up to $150,000, a Senior Loan Officer may approve mortgage loans up to $417,000 and the President may approve mortgage loans up to $500,000. All other mortgage loans must be approved by at least four members of the Bank’s Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit may be approved by a Loan Officer for up to $150,000, by a Senior Loan Officer for up to $300,000 and by the President up to $400,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $50,000, by a Senior Loan Officer up to $100,000 and by the President up to $200,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $15,000 or up to $25,000 by a Senior Loan Officer or up to $50,000 by the President. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank’s Board of Directors.

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

The Bank occasionally purchases and sells participations in commercial loans, non-residential real estate and multi-family loans to or from other financial institutions. At December 31, 2009, the Bank held no participation loans in its loan portfolio.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2009	2008	2007
		(In thousands)
Loans Disbursed:
Residential real estate loans	$73,315	$49,384	$52,221
Multi-family loans	2,149	2,460	2,351
Construction loans	3,943	7,333	10,708
Non-residential real estate loans	7,071	18,567	10,455
Land loans	11,996	8,152	10,353
Consumer and other loans	3,178	3,081	4,037
Commercial loans	27,733	38,666	19,753
Total loans disbursed	129,385	127,643	109,878
Reductions:
Sales	45,498	10,009	6,514
Principal loan repayments and other (1)	92,600	90,958	86,623
Total reductions	138,098	100,967	93,137
Net Increase (decrease)	$(8,713)	$26,676	$16,741

(1)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans and net charges to the allowance for loan losses.

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

Non-performing Assets. At December 31, 2009, $7.2 million, or 1.82% of consolidated total assets, were non-performing loans compared to $1.0 million, or .28% of consolidated total assets, at December 31, 2008. The balance of non-performing assets was real estate owned (REO), comprised of real estate taken during forclosure proceedings, held at December 31, 2009, in the amount of $253,000 and troubled debt restructured at December 31, 2009 in the amount of $1.7 million.

The increase in non-performing assets period to period was primarily due to the addition of two relationships which represent $5.0 million of the $7.2 million in non-performing loans at December 31, 2009 and increases in troubled debt restructured.

The first, a single loan relationship consisting of six loans, originally totaling $4.9 million, was added to the Bank’s impaired loan listing in 2009. All loans in this relationship were current at December 31, 2008. In December 2009, partial charge-off of estimated confirmed losses were taken on these loans totaling $1.3 million, bringing the oustanding balance on these loans to $3.6 million at December 31, 2009. All of the loans in this relationship are secured by real estate collateral, with updated appraisals as of the charge-off date. Two of the properties included in this relationship are pending sale and are expected to meet or exceed the December 31, 2009 loan value.

Management determines “confirmed loss” by using updated property values, supported by appraisals, less estimated cost to sell. As of year end, experience showed that the typical cost to sell in the Bank’s market area was approximately 4% of loan value.

A second problem relationship was identified in 2009, involving six loans totaling $1.6 million. Currently, and throughout 2009, management worked with this borrower to arrive at a workout of the situation. In December, partial charge-off of estimated confirmed losses were taken on these loans in the amount of $186,000, bringing the outstanding balance to $1.4 million. All of the loans in this relationship are secured by real estate collateral, with updated appraisals as of the charge-off date.

The table below sets forth the amounts and categories of the Bank’s non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is the policy of the Bank that all earned but uncollected interest on all past due loans is reviewed monthly to determine what portion thereof should be classified as uncollectible for loans past due in excess of 90 days. Uncollectible interest is written off monthly.

	At December 31
	2009	2008	2007
	(In thousands)
Non-performing assets:
Non-performing loans	$7,199	$1,045	$1,825
Troubled debt restructured	1,651	-	-
Total non-performing loans and troubled debt restructured	8,850	1,045	1,825
Foreclosed real estate	253	259	184
Total non-performing assets	$9,103	$1,304	$2,009
Total non-performing loans to total loans	3.20%	0.37%	0.71%
Total non-performing assets to total assets	2.30%	0.35%	0.57%

At December 31, 2009, the Bank held loans delinquent from 30 to 89 days totaling $3.0 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2009, 2008, and 2007 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2009				At December 31, 2008				At December 31, 2007
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential real estate loans	14	$724	18	$2,117	8	$412	9	$752	15	$1,064	14	$657
Construction loans	2	288	1	224	2	261	-	-	1	30	-	-
Land loans	1	33	5	2,236	1	45	-	-	1	46	1	225
Non-residential real estate loans	4	1,767	7	2,163	2	585	2	160	2	376	3	568
Consumer loans	17	70	6	9	13	54	5	24	13	63	1	2
Commercial loans	7	161	5	450	6	663	3	109	5	419	3	373
Total	45	$3,043	42	$7,199	32	$2,020	19	$1,045	37	$1,998	22	$1,825
Delinquent loans to total loans				3.70%				1.07%				1.48%

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

Not all of the Bank’s classified assets constitute non-performing assets. Historically, management has been conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. For this reason the amount of classified assets for the Bank may appear high in relation to actual delinquencies. This indicates a diligence by the Bank in management of problem loans, as the Bank uses the classification listing as a “watch list” of loans that management believes to be potentially problematic, rather than just a listing of known problem loans. Lower than peer delinquencies are the result of this conservative and proactive approach to management of the classified list.

The classification of assets listing is evaluated monthly by a committee comprised of lending personnel, the Bank Chief Executive Officer, the Chief Financial Officer, and the Bank’s Internal Auditor. The list encompasses entire relationships, rather than single problem loans, and removal of loans from the list is only approved by the committee upon demonstrated performance by the borrower.

At December 31, 2009, the aggregate amount of the Bank’s classified assets are as follows:

At December 31, 2009
(In thousands)

Substandard assets	$14,482
Doubtful assets	180
Loss assets	-
Total classified assets	$14,662

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all of the Bank’s classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2009. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio. In December 2009, the Bank took partial charge-offs totaling $2.4 million on $10.5 million in loans previously covered by specific reserves through the allowance for loan loss. As a result, as of December 31, 2009, the Bank had no specific reserve amounts in its allowance.

In compliance with regulatory guidance and in reaction to the economic factors at work during 2009, management reviewed and revised the methodolgy for evaluating the adequacy of its allowance for loan and lease losses during the fourth quarter of 2009. Management made the following changes to the methodology:

•
Increased segmentation of loan types. Previously the Bank used general loan groups to evaluate historical charge-off activity. This was acceptable due to the historically minimal amount of charge-off activity and the low delinquency rates experienced by the Bank. Historical analysis of four general loan groups was expanded to 12 regulatory groupings, each relative to a specific risk-related loan type. Each of the 12 groups was evaluated for charge-off activity and relevance to the existing loan portfolio, in arriving at historical loss factors by group. These loss factors are used in arriving at estimates as to the adequacy of the allowance.

•
Decrease in historical look-back period. Previously the Bank used a five-year historical period in evaluating loss experience. This was reduced to three years to more timely and accurately reflect the effect of the recent economic downturn.

•
Increased evaluation of “concentration” areas. Commercial relationships were reviewed during the fourth quarter of 2009 and areas of risk concentration were identified. This allowed management to target these areas in the allowance analysis and establish the capability to compare these concentrations and any associated losses going forward. This data is as of yet only potentially useful as the realized charge-offs of the Bank for the concentration areas have been low, and in most instances nonexistent. As charge-offs of these concentration areas occur, experience data can be formed.

•
Partial charge-off of previously allocated specific reserves. Management has been proactive and prudent in identifying the potential for loss on specific loans and loan relationships, and in prior periods has established “specific reserves” within the allowance for loan loss for those potential losses. Specific reserves are estimates, based on collected data such as updated appraisals, analysis of the financial condition of the borrower, and estimates of the outcome in the event of failure of the loan. Specific reserves are not realized charge-offs since the outcome of the loan relationship is undetermined. Regulatory pressure has been to include these specific reserve estimates as realized charge-offs in the computation of historical charge-off data. In December 2009, in response to this pressure, management elected to include these specific reserve estimates as charge-offs within the allowance for loan losses activity to provide consistency between the historical charge-off data utilized within the allowance analysis and the actual account activity. This resulted in partial charge-offs as of December 31, 2009 of $2.4 million. Of total gross charge-offs of $2.8 million for the year ended December 31, 2009, $2.4 million was for partial charge-offs and the remaining $400,000 was for realized charge-offs from foreclosure activity. Recoveries of previously charged-off amounts were $127,000 for the period.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$2,364	$2,208	$2,176	$2,320	$2,364
Charge-offs:
Real estate loans	(2,453)	(782)	(270)	(247)	(190)
Consumer	(169)	(183)	(183)	(178)	(217)
Commercial loans	(141)	(83)	(213)	(19)	-
Total charge-offs	(2,763)	(1,048)	(666)	(444)	(407)
Recoveries	127	124	136	36	75
Net charge-offs	(2,636)	(924)	(530)	(408)	(332)
Provision for losses on loans	2,883	1,080	562	264	288
Balance end of period	$2,611	$2,364	$2,208	$2,176	$2,320
Allowance for loan losses as a percent of total loans outstanding	.94%	.82%	.83%	.89%	1.00%
Ratio of net charge-offs to average loans outstanding before net items	.94%	.32%	.20%	.17%	.14%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated. Decreases seen in the “unallocated” category reflect more precise allocation of loan types and concentrations within the revised methodology.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at end of period applicable to:
Residential real estate	$898	52.8%	$602	55.7%	$743	57.8%	$954	55.1%	$1,102	52.3%
Nonresidential real estate	1,570	39.4	967	36.6	748	33.5	741	36.7	690	39.2
Consumer loans	31	1.7	77	1.7	57	2.3	171	2.5	156	2.9
Commercial loans	46	6.1	158	6.0	144	6.4	114	5.7	98	5.6
Unallocated	66	-	560	-	515	-	196	-	274	-
Total	$2,611	100.0%	$2,364	100.0%	$2,208	100.0%	$2,176	100.0%	$2,320	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2009, total investments in the portfolio, as defined above and including mortgage-backed securities, had a combined carrying value of approximately $84.4 million, or 21.3%, of the consolidated total assets.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries. All Company investments are available for sale, but the intent of the Company is to hold investments to maturity. Liquidity is met through a combination of deposit growth, borrowing from the Federal Home Loan Bank of Indianapolis, and if needed, sale of investments held at the Bank level. Securities held through the Nevada subsidiaries are held primarily for investment purposes. Securities held at the Bank level are held primarily for liquidity purposes. In 2008 liquidity needs were met primarily through deposit growth and the same held true for 2009, with purchases of investments at both the Bank level and the subsidiary level as cash levels increased over the year. Sales of investments over the last 18 months have been made primarily to take advantage of gain positions on short-term investments, especially those expected to be called in the near future.

The majority of the growth, 2008 to 2009, was in U.S. government and agency securities, all government guaranteed issues, and most at yields of less than 2%. Over $34 million in agency securities were purchased at the Bank level in 2009, to provide an earning opportunity for excess funds, while maintaining liquidity. Growth in the investment portfolio (Nevada) has been primarily in guaranteed mortgage-backed securities and municipals. During 2009, the cost basis of mortgage-backed securities grew by $8.3 million while municipal investments grew slightly less than $3.3 million. As of December 31, 2009, the portfolio was in a net unrealized gain position of $695,000.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio, excluding mortgage-backed investments, at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$30,164	$30,397	$12,900	$13,362	$35,821	$36,123
Municipal securities	20,243	20,665	16,978	16,332	15,598	15,644
Corporate bonds	1,777	848	4,414	3,641	888	888
Total available for sale	52,184	51,910	34,292	33,335	52,307	52,655
FHLB stock	4,850	4,850	4,850	4,850	4,750	4,750
Total investments	$57,034	$56,760	$39,142	$38,185	$57,057	$57,405

The following table sets forth the amount of investment securities (excluding FHLB stock and mortgage- backed investments) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009.

	Amount at December 31, 2009 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)

U.S. Government and agency obligations	$-	-%	$19,080	2.20%	$7,119	3.28%	$3,965	5.24%
Municipal securities	470	4.70	1,222	5.61	7,630	5.66	10,921	6.38
Corporate	-	-	-	-	-	-	1,777	1.06

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

At December 31, 2009, the Bank had mortgage-backed securities with a carrying value of approximately $27.7 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government Agency securities	$14,869	$15,436	$10,626	$10,955	$5,275	$5,353
Collateralized mortgage obligations	11,813	12,215	7,750	7,994	981	991
Total mortgage-backed securities	$26,682	$27,651	$18,376	$18,949	$6,256	$6,344

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009.

	Amount at December31, 2009 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale	$-	-%	$-	-%	$1,000	5.59%	$13,869	4.61%
CMOs	-	-	-	-	-	-	11,813	4.65

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2009, 2008, and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Beginning balance	$18,376	$6,256	$68
Purchases	12,696	13,650	6,423
Sales proceeds	-	-	-
Repayments	(4,404)	(1,571)	(236)
Losses on sales	-	-	-
Premium and discount amortization, net	14	41	1
Ending balance	$26,682	$18,376	$6,256

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

Deposits. Deposits are attracted, principally from within Jefferson County, through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branches in Sellersburg, Indiana (Clark County), Charlestown, Indiana (Clark County), Floyds Knobs, Indiana (Floyd County) and the branch in Carrollton, Kentucky (Carroll County), the Bank’s market area has expanded. In March 2010, the Bank entered into an agreement to purchase a branch banking office in New Albany, Indiana (Floyd County), and assuming regulatory approval and the closing of the purchase agreement, the Bank hopes to begin operating the branch in the third quarter of 2010. This will enhance the existing services provided by the Bank for that area. Deposits will come from all of our market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. However, during 2009, transactional deposits, and primarily NOW and MMDA deposits, increased from $118.4 million at December 31, 2008 to $129.6 million at December 31, 2009, an increase of $11.2 million, or 9.5%. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. As customers pursued more stable deposit products during 2009, certificate of deposit balances grew $17.6 million, or 13.6%, from the balance of $129.4 million as of December 31, 2008 to $147.0 million at December 31, 2009. As certificates of deposit repriced and new certificates were added, the lower interest rates for these items caused a decline in the cost of deposits.

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2009 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2009	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Non-interest bearing accounts	$100	$23,448	8.48%	.00%
Savings accounts	50	28,668	10.37	.61
MMDA	2,500	19,620	7.09	1.33
NOW accounts	1,000	57,838	20.91	.60
Total withdrawable		129,574	46.85	.61
Certificates (original terms):
I.R.A.	$2,500	$8,149	2.94%	2.95%
3 month	2,500	154	.06	.96
6 months	2,500	1,619	.59	1.60
9 month	2,500	778	.28	1.94
12 months	2,500	18,427	6.66	1.82
15 month	2,500	22,623	8.18	2.13
18 month	2,500	1,530	.55	3.04
24 months	2,500	6,036	2.18	3.34
30 months	2,500	503	.18	2.85
36 months	2,500	4,613	1.67	3.65
41 months	2,500	3,087	1.12	4.42
48 months	2,500	2,792	1.01	4.27
60 months	2,500	3,662	1.32	4.06
Jumbo certificates	2,500	73,039	26.41	2.62
Total certificates		147,012	53.15	2.62
Total deposits		$276,586	100.00%	1.68%

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2009	2008	2007
	(In thousands)

0.00 to 1.00%	$56,225	$3,973	$-
1.01 to 2.00%	43,698	28,895	195
2.01 to 3.00%	25,297	46,010	298
3.01 to 4.00%	19,349	45,856	14,616
4.01 to 5.00%	2,443	4,666	35,392
5.01 to 6.00%	-	-	42,415
Total	$147,012	$129,400	$92,916

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2009. Matured certificates, which have not been renewed as of December 31, 2009, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2009 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)

0.00 to 1.00%	$44,583	$11,490	$4	$148
1.01 to 2.00%	35,369	4,697	2,018	1,614
2.01 to 3.00%	19,287	2,944	475	2,591
3.01 to 4.00%	5,826	5,195	7,266	1,062
4.01 to 5.00%	994	570	879	-
Total	$106,059	$24,896	$10,642	$5,415

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009.

At December 31, 2009
Maturity Period	(In thousands)

Three months or less	$22,305
Greater than three months through six months	18,739
Greater than six months through twelve months	17,958
Over twelve months	14,037
Total	$73,039

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity
	Balance at December 31, 2009	% of Deposits	Increase (Decrease) from 2008	Balance at December 31, 2008	% of Deposits	Increase (Decrease) from 2007	Balance at December 31, 2007	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$23,448	8.48%	$2,055	$21,393	8.63%	$2,774	$18,619	8.47%
Savings accounts	28,668	10.36	1,330	27,338	11.03	2,608	24,730	11.26
MMDA	19,620	7.09	4,761	14,859	6.00	(8,955)	23,814	10.84
NOW accounts	57,838	20.91	3,051	54,787	22.11	(4,816)	59,603	27.13
Total withdrawable	129,574	46.85	11,197	118,377	47.77	(8,389)	126,766	57.70
Certificates (original terms):
I.R.A.	8,149	2.95	1,034	7,115	2.87	449	6,666	3.03
3 months	154	.06	124	30	0.01	5	25	0.01
6 months	1,619	.59	(3,159)	4,778	1.93	(228)	5,006	2.28
9 months	778	.28	(1,840)	2,618	1.06	(534)	3,152	1.44
12 months	18,427	6.66	(1,913)	20,340	8.21	9,647	10,693	4.87
15 months	22,623	8.18	9,849	12,774	5.16	(9,385)	22,159	10.09
18 months	1,530	.55	29	1,501	0.61	(24)	1,525	0.69
24 months	6,036	2.18	1,287	4,749	1.92	1,751	2,998	1.37
30 months	503	.18	(164)	667	0.27	(85)	752	0.34
36 months	4,613	1.67	1,343	3,270	1.32	2,247	1,023	0.47
41 months	3,087	1.12	(86)	3,173	1.28	2,692	481	0.22
48 months	2,792	1.01	305	2,487	1.00	897	1,590	0.72
60 months	3,662	1.32	(70)	3,732	1.50	(616)	4,348	1.98
Jumbo certificates	73,039	26.41	10,873	62,166	25.09	29,668	32,498	14.79
Total certificates	147,012	53.15	17,612	129,400	52.23	36,484	92,916	42.30
Total deposits	$276,586	100.00%	$28,809	$247,777	100.00%	$28,095	$219,682	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2009, the Bank had $79.0 million in FHLB advances. During 2009, the Bank used excess funds to pay down borrowings with the FHLB, reducing total borrowed funds by $11.0 million over the period. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Holding Company’s and the Bank’s borrowings at or for the years ended December 31, 2009, 2008, and 2007.

	At or for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$86,217	$97,217	$102,217
Average balance outstanding for period	90,467	100,467	96,884
Maximum amount outstanding at any month-end during the period	96,217	103,217	102,217
Weighted average interest rate during the period	4.65%	4.83%	4.83%
Weighted average interest rate at end of period	4.57%	4.61%	4.76%

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

The Bank’s wholly owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. During 2005, the Bank established in Nevada three new subsidiaries --RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC--to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiary increased from $1.5 million for the year ended December 31, 2008 to $1.6 million for the same period in 2009, an increase of 7.5%. This increase contributed to the decline in the effective tax rate, period to period, as discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation - Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008.

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

EMPLOYEES

As of December 31, 2009, the Bank employed 77 persons on a full-time basis and 15 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION

The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson, Floyd and Clark Counties, Indiana, and Trimble and Carroll Counties, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in Jefferson, Floyd and Clark Counties in Indiana, and Trimble, Carroll and Jefferson Counties in Kentucky and which have significantly larger resources available to them than does the Bank. In total, there are 24 financial institutions located in the 6-county market area, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

REGULATION

GENERAL

As a federally-chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank’s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution’s size, condition and the complexity of its operations. The Bank’s semi-annual assessment is approximately $52,000.

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

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See Item 1 - Business - Regulation - Qualified Thrift Lender. At December 31, 2009, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2009, the Bank’s investment in stock of the FHLB of Indianapolis was $4.9 million. For the fiscal year ended December 31, 2009, the FHLB of Indianapolis paid approximately $139,000 in cash dividends to the Bank. Annualized, this income would have a rate of 2.9%. The rate paid during the period ended December 31, 2009 was lower than in previous periods due to the various financial difficulties in the financial industry, including the write-down in value of various mortgage-backed securities held by the FHLB of Indianapolis.

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

At December 31, 2009 the Bank had $79 million in such borrowings, with an additional $23 million available, previously approved by the Board of Directors.

Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

INSURANCE OF DEPOSITS

The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) and further FDIC rulemaking, temporarily raised this amount from $100,000 to $250,000, effective until December 31, 2013.

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF (the DIF’s predecessors).

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. The FDIC has set the designated reserve ratio for the DIF at 1.25% of insured deposits. Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system. Under the risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessment rate will be based on the insured institution’s ranking in one of four risk categories. For 2009, the Bank paid risk-based assessments at the average rate of 3.55 basis points for each $100 of insured deposits.

Due to losses incurred by the DIF in 2008 and 2009 from failed institutions, and anticipated future losses, the FDIC published a restoration plan in 2008 designed to replenish the DIF. In order to implement the restoration plan, the FDIC changed both its risk-based assessment system and its base assessment rates. For the first quarter of 2009, the FDIC adopted an across-the-board 7 basis point increase in the assessment range. The FDIC also adopted further refinements to its risk-based assessment, effective April 1, 2009, that made the range of total base assessment rates 7 to 77 1/2 basis points, starting with the quarter beginning April 1, 2009. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed 3 basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment. As additional DIF restoration measures designated by the FDIC, the Company paid a 5 basis points special assessment of

$178,000 in September, 2009, and paid or prepaid all quarterly assessments for the third and fourth quarters of 2009, and all of 2010, 2011 and 2012 on December 30, 2009, in the amount of $1,860,864.

A significant increase in the risk category of the Bank or adjustment to the base assessment rates causing increased insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future. For 2009, increased assessment rates and special assessments have had a material impact on the Company’s results of operations.

FDIC-insured institutions remain subject to the requirement to pay quarterly debt service assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2009, the FICO assesment rate ranged between 1.02 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2010, the FICO assessment rate is 1.06 basis points.

As another response to difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (extended from the original termination at December 31, 2009) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage, and the Bank and the Company elected to participate in the unsecured debt guarantee program.

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

The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to

8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2009, the Bank was in compliance with all capital requirements imposed by law.

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

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2009, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

LOANS TO ONE BORROWER

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2009, all of the Bank’s loans were within the current legal lending limit of $5.7 million. While the current economic conditions can quickly change lending relationships, at this time management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2009, the Bank was in compliance with its QTL requirement, with approximately 74.4% of its portfolio assets invested in QTIs.

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

The Holding Company is continuing to prepare for compliance with the final stage of Section 404 of the Sarbanes-Oxley Act. As a Smaller Reporting Company under the SEC rules, the Holding Company has provided management’s assessment of the effectiveness of its internal controls over financial reporting, but the obligation to have an auditor attestation to the effectiveness of these controls was deferred. The SEC announced in October 2009 that there will be no further extensions, so we will be required to have an auditor attestation prepared and included in our annual reports for the years ending December 31, 2010 and thereafter.

Although the Holding Company will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Holding Company’s results of operations or financial condition.

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

RECENT LEGISLATIVE DEVELOPMENTS

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the

Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Company decided not to participate in the TARP CPP.

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

In addition, on June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration of the Company as a bank holding company would represent a significant change, as there currently exist significant difference between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, at this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in the form proposed by the Obama Administration or the specific impact that any adopted legislation will have on the Company or the Bank.

The potential for legislation impacting the financial services industry remains high. Already, at this time, the House of Representatives has passed on to the Senate the Wall Street Reform and Consumer Protection Act of 2009 that, among other things, would create a Consumer Financial Protection Agency, a new federal banking agency with the mission of protecting consumers when they borrow money, make deposits, or obtain other financial products and services. The bill also targets systemic risk in the financial system. Members of the Senate Banking Committee have announced that a bipartisan bill comprehensively reforming the financial sector is imminent. We cannot predict whether or in what form Congress may adopt this financial reform legislation, or the extent to which our business may be affected.

Also, in February 2010, President Obama proposed additional reforms, including a reform known as the “Volcker Rule” that would prevent banks from owning, investing or sponsoring hedge funds, private equity funds or proprietary trading operations for their own profit. Further, the reforms would discourage certain consolidation in the industry to prevent concentrations of too much risk in single organizations. We cannot predict whether, when or in what form these proposals may be adopted, so we cannot determine what impact they may have on us.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2009.

Description and Address	Owned or Leased	Year Opened	Total Deposits (in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	$40,690	$343	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	-	253	420
Hilltop Location:
430 Clifty Drive	Owned	1983	179,321	2,612	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,778	15	517

Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	11,654	358	1,344

Location in Charlestown, Indiana:
1025 Highway 62	Leased/Land	2002	3,758	531	1,500

Location in Sellersburg, Indiana:
Highway 311	Owned	2005	19,493	2,647	13,000

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	7,610	582	3,000

Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	6,282	181	1,656

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $335,000 at December 31, 2009.

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

ITEM 4. RESERVED.

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

Matthew P. Forrester (age 53) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as the Chief Financial Officer for Home Loan Bank in Fort Wayne, Indiana and Senior Vice President and Treasurer for its holding company, Home Bancorp. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions.

Lonnie D. Collins (age 61) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Vickie L. Grimes (age 54) has served as Vice President - Finance since May of 2007. Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 38) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

Mark A. Goley (age 54) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

William H. Hensler (age 46) has served as Vice President – Wealth Management since June of 2006. Prior to joining the Bank he served as a financial consultant with Hilliard Lyons.

John Muessel (age 57) has served as Vice President - Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

There were 1,504,472 common shares of River Valley Bancorp outstanding at February 26, 2010, held of record by approximately 330 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2007. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions

2009
December 31	$15.75	$12.05	$0.21
September 30	16.24	11.82	0.21
June 30	16.86	10.50	0.21
March 31	12.90	9.15	0.21

2008
December 31	$15.88	$11.24	$0.21
September 30	15.88	13.25	0.21
June 30	16.50	14.25	0.21
March 31	18.00	13.79	0.21

2007
December 31	$18.01	$14.29	$0.21
September 30	19.84	17.16	0.20
June 30	18.25	17.00	0.20
March 31	18.05	17.30	0.20

The high and low sale prices for the Holding Company’s common shares between December 31, 2009 and February 26, 2010, were $13.68 and $12.42, respectively.

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

In November 2009, the Company issued 5,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. For so long as any of these preferred shares remain outstanding, no dividend or distribution shall be declared or paid on the Company’s common stock unless all accrued and unpaid dividends on the preferred shares have been or will be first paid in full.

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no shares repurchased during the three-month period ending December 31, 2009.

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

Selected Consolidated Financial Information and Other Data

	At December 31,
	2009	2008	2007	2006	2005
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$396,162	$372,344	$350,061	$342,249	$328,748
Loans receivable - net	276,591	285,304	258,628	241,887	228,885
Cash and cash equivalents	13,387	10,033	8,137	11,808	17,730
Investment securities	79,561	52,284	58,999	65,150	59,609
Deposits	276,586	247,777	219,682	220,238	206,733
FHLB advances and other borrowings	86,217	97,217	102,217	95,217	96,782
Stockholders’ equity	30,715	24,540	25,677	24,147	23,018

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share data)
Summary of consolidated income data:
Total interest income	$19,187	$20,335	$20,558	$18,910	$16,298
Total interest expense	9,322	10,876	12,334	11,053	8,155
Net interest income	9,865	9,459	8,224	7,857	8,143
Provision for losses on loans	2,883	1,080	562	264	288
Net interest income after provision for losses on loans	6,982	8,379	7,662	7,593	7,855
Other income	4,168	3,212	2,992	2,516	2,500
General, administrative and other expense	9,304	8,383	7,675	7,323	7,094

Income before income tax expense	1,846	3,208	2,979	2,786	3,261
Income tax expense	150	713	770	841	1,175
Net income	$1,696	$2,495	$2,209	$1,945	$2,086
Basic earnings per share	$1.10	$1.54	$1.36	$1.21	$1.32
Diluted earnings per share	$1.09	$1.53	$1.34	$1.18	$1.27

	Year Ended December 31,
Selected financial ratios and other data:	2009	2008	2007	2006	2005

Interest rate spread during period	2.43%	2.51%	2.25%	2.29%	2.60%
Net yield on interest-earning assets (1)	2.68	2.81	2.56	2.55	2.82
Return on assets (2)	.44	.69	.64	.59	.63
Return on equity (3)	6.48	9.71	8.92	8.27	9.06
Equity to assets (4)	7.75	6.59	7.21	7.06	7.00
Average interest-earning assets to average interest-bearing liabilities	109.48	109.08	108.11	107.44	107.85
Non-performing assets to total assets (4)	2.30	.35	.57	.33	.61
Allowance for loan losses to total loans outstanding (4)	.94	.82	.83	.89	1.00
Allowance for loan losses to non-performing loans (4)	36.27	226.22	120.99	195.33	132.80
Net charge-offs to average total loans outstanding	.94	.32	.21	.17	0.14
General, administrative and other expense to average assets (5)	2.39	2.34	2.23	2.19	2.29
Dividend payout ratio	77.06	54.90	60.45	66.53	61.02
Number of full service offices (4)	8	8	7	7	7

(1)	Net interest income divided by average interest-earning assets.
(2)	Net earnings divided by average total assets.
(3)	Net earnings divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, River Valley was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2009, and River Valley’s results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. River Valley’s operations and River Valley’s actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include, but are not limited to, changes in the economy and interest rates in the nation and River Valley’s general market area. The forward-looking statements contained herein include those with respect to the effect future changes in interest rates may have on financial condition and results of operations, and management’s opinion as to the effect on River Valley’s consolidated financial position and results of operations of recent accounting pronouncements not yet in effect.

Effect of Current Events

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past couple years. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

The level of turmoil in the financial services industry will present unusual risks and challenges for the Company, as described below:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 24 months. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Note 22, Economic Recovery Programs, to the Company’s Consolidated Financial Statements, included in this Form 10-K and incorporated herein. The actual impact that EESA, ARRA and related measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

Also, as described in Regulation – Recent Legislative Developments, both Congress and the Obama Administration have announced proposals calling for sweeping changes to the United States financial system. At this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in the forms proposed or the specific impact that any adopted legislation will have on the Company or the Bank.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which increased its insurance premiums during 2009 by 10 basis points per annum. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level over 8 years. The restoration plan has uniformly increased insurance assessments by 7 basis points (annualized) and will increase them again by 3 basis points (annualized) effective January 1, 2011. Further increases in premium assessments are also possible and would increase the Company’s expenses. Also, in addition to the 5 basis point special assessment of $178,000 that the Company paid in September 2009, the FDIC required us to pay on December 30, 2009, actual and estimated third and fourth quarter 2009 assessments, totaling $230,000, plus a prepayment of all estimated 2010, 2011 and 2012 assessments totaling $1.6 million.

Increased assessment rates and special assessments have had a material impact on the Company’s results of operations and could continue to do so.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2009. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

Allowance For Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition, the amount of loans outstanding, identified problem loans, and the probability of collecting all amounts due.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

During 2009, the Company refined its overall approach to the determination of the allowance for loan losses. This change is described more fully in Item 1 - Business - Allowance for Loan Losses and in Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operation - Discussion of Changes in Financial Condition from December 31, 2008 to December 31, 2009.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2009, mortgage servicing rights had a carrying value of $505,000. Total carrying value at December 31, 2009, of $543,000 was reduced by a $38,000 charge to income for impairment on certain pools of servicing rights as of that date.

Discussion of Changes in Financial Condition from December 31, 2008 to December 31, 2009

At December 31, 2009, River Valley’s consolidated assets totaled $396.2 million, representing an increase of $23.9 million, or 6.4%, over the December 31, 2008 total. Asset growth was funded by the growth in deposits with total deposits at December 31, 2009 of $276.6 million, an increase of $28.8 million, or 11.6%, over the total for deposits at December 31, 2008. Savings and demand deposits increased by $11.2 million, or 9.5%, during 2009, while certificates of deposit also experienced strong growth of $17.6 million, or 13.6%, for the period. Total certificates of deposit at December 31, 2009 totaled $147.0 million compared to $129.4 million for 2008. Strong deposit growth for the year points to the effectiveness of the Bank’s expansion into new markets in Floyd and Clark Counties in Indiana, and continued strong market share in the Jefferson County, Indiana area.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) increased by $3.4 million from December 31, 2008 levels to a total of $13.4 million at December 31, 2009.

The increase in assets was primarily attributable to growth in the investment portfolio, from $52.3 million at December 31, 2008 to $79.6 million at the same date in 2009, a growth of $27.3 million or 52.2%, as excess funds were invested for both short term liquidity and longer term earnings.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries.

The Company evaluates all investments for other than temporary impairment quarterly. 2009 brought detailed scrutiny of the Company’s investments, and in particular of asset quality and changes in the fair values of the individual investments. The Company’s securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. The Company’s portfolio is comprised of the following types of investments.

Agency investments, which includes AAA-rated Federal Home Loan Mortgage Corp. (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average book yield of 2.85%, were at a net unrealized gain position at December 31, 2009. No agency investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $30.4 million represents 38.2% of the total investment portfolio.

Collateralized Mortgage Obligations, which includes governmentally guaranteed FNMA, FHLMC, and Government National Mortgage Association (GNMA) REMICs, at an average book yield of 2.65%, were at a net unrealized gain position at December 31, 2009. No collateralized mortgage obligation investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $12.2 million represents 15.4% of the total investment portfolio.

Mortgage-backed securities, which includes governmentally guaranteed FNMA, GNMA, and FHLMC Gold pools, at an average book yield of 4.63% were at a net unrealized gain position at December 31, 2009. No mortgage-backed investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $15.4 million represents 19.4% of the total investment portfolio.

Municipal securities from a variety of sources, with an average tax equivalent yield of 5.97%, were at a net unrealized gain position at December 31, 2009. Three-fourths of these investments are general obligation (GO) bonds and the remainder are revenue bonds. The total carrying value of $20.7 million represents 26.0% of the total investment portfolio. At December 31, 2009, eleven municipal securities totaling $3.3 million, or 15.7% of the total municipal investments, were at an unrealized loss position, with gross unrealized losses of $129,000 as compared to fifty municipal securities at an unrealized loss position totaling $677,000 at the same date in 2008. Of these investments, $2.1 million were at an unrealized loss for 12 consecutive months or more. However, because the Company does not intend to sell the investments and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Corporate investments, comprised entirely of two inactively traded Trust Preferred issues, with an average book yield of 1.06%, were at a net unrealized loss position at December 31, 2009. Both investments were at an unrealized loss for 12 consecutive months or more. Because the Company does not intend to sell the investments and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009. These investments, with total carrying value of $848,000, represent 1.1% of the total investment portfolio. Both issues of Trust Preferred represent some potential risk to the Company simply by virtue of their attributes. They are discussed individually below.

The ALESCO 9A class A2A investment and the Preferred Term Security XXVII, LTD investment are both thinly traded. Both issues are backed by financial institutions and insurance companies, and the current pricing reflects inactivity in the markets for trust preferred issues. As the national economic woes have continued some of the underlying financial institutions have defaulted on or deferred interest payments. While these defaults/deferrals have negatively affected the lower tranches of the issues, the Bank holds the top tranche of PRETSL XXVII and the second highest tranche of ALESCO 9A. The collateralization levels on these issues are still more than adequate for the Bank to be protected. Both cash flow and other analysis, performed by independent third party analysts, and reviewed by management, indicates that it is more than likely that these investments will continue to maturity, and are thus only temporarily impaired. Cash flow analysis indicates that full payment of the tranches held by the Bank is expected by maturity, if not before.

In November 2007, the Company purchased $1.0 million face value of ALESC 9A A2A class preferred trust stock at a price of $88.81. At December 31, 2009, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $237,000 and at an amortized cost on that date of $893,000. The net unrealized loss on this investment at December 31, 2008 was $656,000. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A2A, the current collateral position of the tranche, 128.3%, and the projected cash flows as of December 31, 2009, which indicate that the Company will receive all contractual payments. Because the Company does not intend to sell the investments and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

In February 2008, the Company purchased $1.0 million face value of PRETSL XXVII LTD preferred trust stock at a price of $90.198. At December 31, 2009, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $611,000 and at an amortized cost on that date of $885,000. The net unrealized loss on this investment at December 31, 2008 was $274,000. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A-1, the current collateral position of the tranche, 124.2%, the projected cash flows as of December 31, 2009, which indicate that the Company will receive all contractual payments. Because the Company does not intend to sell the investments and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Loans receivable, excluding loans held for sale, totaled $276.6 million at December 31, 2009, a decrease of $8.7 million from the $285.3 million total at December 31, 2008. Constriction of the lending environment resulting from national and local economic fears was somewhat lessened by strong refinancing activity during the first three quarters of 2009. Conventional fixed rate loans for one- to four-family residential housing were refinanced and sold to FHLMC. Because of this, the Bank experienced a decrease of 9.3% in the conventional one- to four-family residential housing loan portfolio, from $140.4 million as of December 31, 2008 to $127.4 million at the same date in 2009. Those conventional loans were refinanced as the Bank originated $45.6 million in loans to FHLMC growing the total of loans sold, but serviced by the Bank, to $92.0 million. This was an increase of $16.3 million, or 21.5% over the December 2008 level of $75.7 million. Other lending decreased or remained stable with the only increases seen in multi-family lending ($12.9 million at December 31, 2009 as opposed to $9.9 million at the same date in 2008, an increase of 30.1%), and a slight loan growth in commercial real estate and land (4.5% growth from $105.8 million to $110.5 million, December 31, 2008 to December 31, 2009).

Over the same period, interest receivable on interest-earning assets increased by a minimal $24,000, or 1.1%, demonstrating the effects of the drop in interest rates during 2008. Most radically affected by the 2008 drops in the Prime interest rate were commercial loans and home equity lines of credit which change directly with the Prime rate. The average yield on loans at December 31, 2009 was 5.80%, a decrease of 0.62% from the rate of 6.42% at December 31, 2008.

The Bank’s consolidated allowance for loan losses totaled approximately $2.6 million for the year ended December 31, 2009, an overall increase from the $2.4 million for the year ended December 31, 2008. The total allowance as a percent of loans outstanding increased to 0.94% at December 31, 2009 as compared to .82% for the same date in 2008. As the national economy worsened, the Bank aggressively managed delinquencies, with overall delinquencies 30 or more days past due as of December 31, 2009 at 3.70%, compared to 1.07% at the same date in 2008. Non-performing loans as of December 31, 2009 were $7.2 million, compared to $1.0 million at the same date in 2008, and non-performing loans as a percent of total loans were 2.60% and .37% respectively for those periods.

In anticipation of an unavoidable decline in the local economy, the Bank increased its analysis of problem loans and established higher levels of specific reserves for potential losses. Net charge-offs for the year ended December 31, 2009 were $2.6 million as compared to $924,000 for the same period in 2008. The primary reason for this sharp increase period to period was the December 2009 partial charge-off of $2.4 million for amounts previously recorded as specific reserves for potential losses. Realized net charge-offs for the year ended December 31, 2009 were $187,000. Partial charge-offs are based on estimated losses on loans still carried in the Company’s loan portfolio. Since these are estimates, final, realized charge-offs on these loans, taken in subsequent periods, may result in additional charge-off amounts, or recoveries of charged-off amounts.

At December 31, 2008, $842,000 of the allowance was specifically reserved for potential losses on identified loans. No specfic reserves existed at December 31, 2009. Comparing the portion of the allowance established for general reserves, period to period, the general reserve at December 31, 2009 was $2.6 million as compared to $1.5 million at the same point in 2008, a period to period increase of $1.1 million or 73.3%. See Item 1 - Business - Allowance for Loan Losses for additional information related to changes in the Bank’s charge-off methodology. While there was limited growth within certain loan types during 2009, in aggregate the loan portfolio shrunk and there was no additional risk to the overall allowance for growth. Any risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and in increasing requirements for amount and type of collateral securing the debt. During the year ended December 31, 2009 the Bank tightened collateral levels in all loan areas. As an example, the Bank held $1.6 million in unsecured loans as of December 31, 2009, which was down from the $4.8 million held at the same point in 2008. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2009, those trends had stablized locally, with unemployment higher than at the same point in 2008, but trending downward through 2009. The expense for the provision for loan losses increased to $2.9 million in 2009, an increase of 166.9% over the 2008 provision expense of $1.1 million. This increase was primarily due to establishment of specific reserves, and subsequent partial charge-off of that reserve, for a single large relationship, previously discussed in this document.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $7.2 million and $1.0 million at December 31, 2009 and 2008, respectively, an increase of $6.2 million. With the exception of a few loans delinquent due to administrative delays in refinancing, the Bank’s non-performing loans represent loans in the lengthy process of foreclosure. Potential losses on these loans, as confirmed and adjusted for costs to sell, were charged off in December of 2009, also as discussed earlier in this report.

Although management believes that its allowance for loan losses at December 31, 2009, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations. Management is diligent in monitoring delinquent loans and in analyzing the factors affecting the allowance. At December 31, 2009, the Bank held two pieces of repossessed real estate valued at $253,000, as compared to three pieces with a combined value of $259,000 at December 31, 2008, and as of this report date was entertaining offers on both pieces of property, with no significant loss expected.

Borrowings totaled $86.2 million at December 31, 2009 versus $97.2 million on December 31, 2008. Of total borrowings, $79.0 million and $90.0 million represent FHLB advances with average rates of 4.56% and 4.61% at the respective dates. Rates on advances held by the Bank average slightly more than 1.5% over the highest paying certificate of deposit rate for the Bank and more than 2.0% over the average cost on existing certificates of deposit. The 2009 reduction in borrowing levels contributed to the overall reduction in the cost of interest-bearing liabilities, 2.77% as of December 31, 2009 as opposed to 3.52% at the same point in 2008.

Stockholders’ equity totaled $30.7 million at December 31, 2009, an increase of $6.2 million, or 25.2%, from the $24.5 million total at December 31, 2008. The most significant factor in this increase was the sale by the Company of 5,000 shares of preferred stock in November of 2009, at $1,000 per share. This is a restricted stock issue which carries a liquidation value of $1,000 per share and pays dividends quarterly to shareholders at a rate of 7.25% per annum for the first five years. After the fifth year, the rate increases to 9% per annum and the Company has the option to redeem the preferred stock in whole or part at a price equal to the sum of the liquidation amount per share and any accrued and unpaid dividends, regardless of whether any dividends are actually declared. Of the $5.0 million raised through issuing the preferred stock, $2.5 million was contributed to the Bank and the remaining $2.5 million was retained at the holding company level. Other factors contributing to the change in stockholders’ equity included dividends paid during the period of $1.3 million; a net change in the unrealized loss position on available-for-sale securities of $705,000; and net income of $1.6 million.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

General

River Valley’s net income for the year ended December 31, 2009, totaled $1.7 million, a decrease of $799,000, or 32.0%, from net income of $2.5 million reported for the same period in 2008. The Company benefited from decreasing costs of deposits and reduced costs on borrowing during the year, with net interest income of $9.9 million as compared to the $9.5 million at the same point in 2008, an increase of $406,000, or 4.3%. Additional benefits came from refinance activity encouraged by low interest rates and incentives to consumers, which resulted in strong loan sales in the secondary market, with the Company originating and selling more than $45.0 million in one- to four-family residential housing loans to the FHLMC. Gains on sales to FHLMC during the period ended December 31, 2009 were in excess of $1.0 million, an increase of $803,000, or 348.1% from the $230,000 of a year before. Such positive results were not enough, however, to stave off the effects of the 2009 increase in the provision for loan losses of $1.8 million and the increased required contributions to the FDIC insurance fund, which increased from $70,000 in 2008 to $667,000 in 2009, an increase of nearly $600,000, a staggering 848.4%. The Company persevered through prudent management of adminstrative costs and consistent non-interest income, while maintaining acceptable capital levels and providing for losses through the allowance for loan losses.

With the decrease in net income, income tax expense decreased, with a drop in the effective tax rate from 22.2% in 2008 to 8.13% in 2009, a dollar drop of $563,000. Income from municipal investments held at the Company’s Nevada subsidiaries and increases in the cash surrender value of Bank-owned life insurance contributed to this drop in the effective tax rate as the percentage of non-taxable income to total income increased.

Net Interest Income

Total interest income for the year ended December 31, 2009, was $19.2 million, a decrease of $1.1 million, or 5.6%, from the 2008 total. The average balance of interest-earning assets outstanding year-to-year increased by $31.6 million, or 9.4%, with increases in loans receivable, investments, and interest-earning deposits.

The average balance of loans receivable increased 2.9%, or $8.0 million, 2008 to 2009, but due to lowering yields (5.80% in 2009 as compared to 6.42% for the year before), interest income from loans receivable decreased 7.0%, from $17.5 million for the year ending December 31, 2008 to $16.3 million for the year ending December 31, 2009. With excess funds accumulating as deposits grew and lending tightened, the Company placed a portion of those excess funds into investments, with the average balance of investments increasing $14.0 million, from $54.2 million in 2008 to $68.2 million in 2009. This translated into a 9.5% increase in interest income from investments, $2.7 million for the period ended December 31, 2009 as compared to $2.5 million for the same period ended 2008. Comparative yields for investments were 3.99% and 4.59%, 2009 to 2008, with the drop primarily being the result of the 2009 purchase of low yielding government agency investments, at the Bank level, purchased for short-term earnings and long-term liquidity. Investments held at the Bank level are held primarily for liquidity purposes, where as longer termed asset-backed and municipal securities, used for investment purposes, are held at the Nevada subsidiary.

Interest-earning deposits held by the Company increased, period to period, with the average balance of those deposits being $14.6 million for 2009, as compared to $5.1 million for 2008, an increase of $9.5 million or 187.8%. Whereas in prior years this would have translated to additional earnings for the Company, interest income on interest-earning deposits fell from $136,000 for the period ended December 31, 2008 to $17,000 for the period ended December 31, 2009, as yields on those deposits fell from an average of 2.68% in 2008 to 0.12% in 2009.

For the period ending December 31, 2009, total interest expense was $9.3 million, a drop of $1.6 million, or 14.3%, from the $10.9 million for the period ended December 31, 2008. Interest expense for the Company is comprised of interest on funds deposited with the Company and expense on borrowings by the Company.

The average of total deposits increased from $229.5 million at December 31, 2008 to $270.4 million at December 31, 2009, an increase of $40.9 million, or 17.8%. The average balance of interest-bearing deposits increased from $208.5 million at December 31, 2008 to $246.1 million at December 31, 2009, an increase of $37.6 million, or 18.0%. The average cost of interest-bearing deposits dropped from 2.89% to 2.08%, 2008 to 2009, with total interest expense on deposits for the period ending December 31, 2009 at $5.1 million, down $921,000, or 15.3%, from the $6.0 million for the period ending December 31, 2008. Over the same period, the cost of borrowings dropped from 4.81% to 4.64%, a dollar drop of $633,000 or 13.1%, as borrowings were repaid with excess funds from deposits and remaining borrowings were at a lower average cost. A net total of $11.0 million was repaid in 2009. Total interest expense for borrowings for the period ended December 31, 2009 was $4.2 million as compared to $4.8 million for the same period ended 2008.

In summary, during the period ending December 31, 2009, the cost of interest-bearing deposits and borrowings dropped to a greater extent than the yields on interest-earning assets, a benefit to net interest income in total. Net interest income for the period ending December 31, 2009 was $9.9 million, up $406,000, or 4.3%, from the $9.5 million for the same period ending December 31, 2008.

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

During 2009, overall delinquencies increased with non-performing loans (loans past due 90 days or more) increasing from the $1.0 million as of December 31, 2008 to $7.2 million at December 31, 2009, with the majority of these loans being in some step of foreclosure as of December 31, 2009. Analysis of the adequacy of the allowance for loan losses at June 30, 2009 determined that the Company had potential losses for problem loans which required additional provision to the allowance for loan losses through the provision expense. For the second quarter of 2009, the Company took $2.1 million to the provision expense to reserve for these potential losses.

As a result of these actions, management recorded a $2.9 million provision for losses on loans in 2009, an increase of $1.8 million, or 166.9%, compared to the $1.1 million provision recorded in 2008. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2009. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Other Income

Other income increased $1.0 million from $3.2 million for the year ended December 31, 2008, to $4.2 million for the year ended December 31, 2009, a total of 29.8%. This increase was fueled primarily by strong sales of one- to four-family residential loans to the secondary market and gains on the sale of investments offset by slight decreases in income from trust and wealth management services and elimination of the third party loan brokerage commissions seen in 2008.

Over the period the Company originated over $45 million in loans to the FHLMC (Freddie Mac), with the total of loans sold with servicing retained increasing from $75.7 million to $92.0 million. Gains realized from the sales of Freddie Mac loans for the period ending December 31, 2009 was $1.0 million, up $803,000, or 349.1%, from the $230,000 for the same period ended December 31, 2008. Associated income for origination of these loans was approximately $208,000 for 2009 as compared to $91,000 for the same period of 2008. Costs associated with orignating these loans was approximately $180,000 for 2009, as compared to $16,000 for 2008. The Company realizes approximately $200,000 per year for servicing Freddie Mac loans, a significant part of other income.

Gains on the sale of investments for the year ended December 31, 2009 were $133,000, up $81,000 or 155.8% from the $52,000 recorded for the year ended December 31, 2008. These gains were realized as the Company took advantage of gain positions on securities containing call provisions, expected to be fulfilled within the short term.

Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

General, Administrative and Other Expense

General, administrative and other expense totaled $9.3 million for the year ended December 31, 2009, an increase of $921,000, or 11.0%, over the 2008 total. Costs associated with personnel, benefits, and occupancy costs decreased slightly as management emphasized cost containment and reduction in workforce through attrition. Nonetheless, while containing the overall cost of personnel, during 2009 the Company added a second professional for business development in Floyd and Clark Counties, Indiana and a second dedicated loan review professional.

Significant expense increases were experienced primarily in two areas. Due to the increased assessment by the FDIC, the Company expensed $667,000 for assessments for the period ending December 31, 2009 as compared to $70,000 for the same period in 2008. This was an 852.9%, or $597,000 increase in FDIC expense. In connection with expanded regulatory reporting requirements, and the issuance of 5,000 shares of privately offered preferred stock, the Company expensed $348,000 in professional fees for the period ended December 31, 2009, an increase of $131,000, or 60.4% over the expensed amount for 2008 of $217,000.

Other expenses increased by $245,000 from $981,000 for the period ended December 31, 2008 to a total of $1.2 million for the period of December 31, 2009. This increase was primarily due to costs associated with the origination and sale of loans to the FHLMC.

Income Taxes

The provision for income taxes decreased by $563,000, or 79.0%, to a total of $150,000 for the year ended December 31, 2009, as compared to $713,000 for the same period in 2008. The effective tax rate for the year ended December 31, 2009 was 8.13% as compared to 22.23% for the same period in 2008. The decrease in taxable income as a percent of total income, and the complementary increase in non-taxable income as a percent of total income, was responsible for the decrease in the effective tax rate. Primary sources of non-taxable income for the Company are income from investments held by the Bank’s Nevada subsidiary and increases in the cash surrender value of Bank-owned life insurance.

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

Total interest expense for the period ended December 31, 2008 exhibited significant declines with a decrease of $1.4 million, or 11.4%, from $12.3 million at December 31, 2007, to $10.9 million at December 31, 2008. Interest expense on deposits alone decreased by $1.6 million, or 21.2%, to a total of $6.0 million for the year ended December 31, 2008. This was due to the interest rates decreases, despite strong deposit growth over the period. Repricing of certificates of deposits, and growth in those types of deposits, fueled the overall rate decrease. The cost of interest-bearing liabilities decreased from 4.15% in 2007 to 3.52% in fiscal 2008. Interest expense on borrowings totaled $4.8 million for the year ended December 31, 2008, an increase of $161,000 from 2007 resulting primarily from the increased average balances in FHLB advances for the year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased during 2008 by $1.2 million, or 15.0%, compared to 2007. The interest rate spread increased by 26 basis points from 2.25% in 2007 to 2.51% in 2008, while the net interest margin increased from 2.56% in 2007 to 2.81% at the end of 2008.

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

	Year Ended December 31,
	2009			2008			2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$14,600	$17	0.12%	$5,073	$136	2.68%	$5,765	$351	6.09%
Other securities (1)	46,820	1,748	3.73	41,009	1,803	4.40	57,632	2,505	4.35
Mortgage-backed securities (1)	21,430	978	4.56	13,231	686	5.18	2,605	142	5.45
Loans receivable (2)	281,048	16,305	5.80	273,007	17,527	6.42	250,420	17,347	6.93
FHLB stock	4,850	139	2.87	4,813	183	3.80	4,575	213	4.66
Total interest-earning assets	368,748	19,187	5.20	337,133	20,335	6.03	320,997	20,558	6.40
Non-interest earning assets, net of allowance for loan losses	20,795			21,871			22,624
Total assets	$389,543			$359,004			$343,621
Liabilities/shareholder equity
Interest-bearing liabilities:
Savings deposits	$50,759	$496	0.98%	$40,593	$535	1.32%	$42,081	$1,105	2.63%
Interest-bearing demand	50,842	313	0.62	46,654	607	1.30	56,150	1,839	3.28
Certificates of deposit	144,495	4,304	2.98	121,247	4,892	4.03	101,800	4,709	4.63
FHLB advances and other borrowings	90,720	4,209	4.64	100,583	4,842	4.81	96,884	4,681	4.83
Total interest-bearing liabilities	336,816	9,322	2.77	309,077	10,876	3.52	296,915	12,334	4.15
Other liabilities	26,581			24,335			21,934
Total liabilities (3)	363,397			333,312			318,849
Total equity	26,146			25,692			24,772
Total liabilities and equity	$389,543			$359,004			$343,621
Net interest earning assets	$31,932			$28,056			$24,082
Net interest income		$9,865			$9,459			$8,224
Interest rate spread (4)			2.43%			2.51%			2.25%
Net yield on weighted average interest-earning assets (5)			2.68%			2.81%			2.56%
Average interest-earning assets to average bearing liabilities			109.48%			109.08%			108.11%

(1)	Includes securities available for sale at amortized cost prior to fair value adjustments.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Non-Interest Demand Deposit Accounts of $24,332, $20,995, and $19,359, previously reported as part of total interest-bearing liabilities.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$95	$(258)	$(163)	$(27)	$(218)	$(245)
Investment securities	619	(382)	237	(180)	22	(158)
Loans receivable, net	505	(1,727)	(1,222)	1,501	(1,321)	180
Total	1,219	(2,367)	(1,148)	1,294	(1,517)	(223)

Interest-bearing liabilities:
Deposits	821	(1,742)	(921)	238	(1,857)	(1,619)
FHLB advances and other borrowings	(462)	(171)	(633)	178	(17)	161
Total	359	(1,913)	(1,554)	416	(1,874)	(1,458)
Net change in interest income	$860	$(454)	$406	$878	$357	$1,235

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

Presented on the following table is an analysis of River Valley Financial’s interest rate risk, as of December 31, 2009 and December 31, 2008, as measured by changes in NPV for an instantaneous and sustained parallel shift of 100 through 300 basis points in market interest rates.

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

As of December 31, 2009
(Dollars in thousands)
Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent

+300		$43,802	$(1,939)	-4%
+200		45,559	(182)	-
+100		45,695	(45)	-
-		45,741	-	-
-100		44,600	(1,141)	-2%
-200	(1)
-300	(1)

As of December 31, 2008
(Dollars in thousands)
Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent

+300		$32,864	$1,075	+3%
+200		33,336	1,548	+5%
+100		33,053	1,264	+4%
-		31,789	-	-
-100		29,011	(2,778)	-9%
-200	(1)
-300	(1)

(1)
At December 31, 2009 and at December 31, 2008, the OTS did not provide information as to interest rate risk for a 300 point decrease. As of December 31, 2008 they also did not provide information as to interest rate risk for a 200 point decrease.

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

At December 31, 2009, the Bank had commitments to originate loans totaling $3.5 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $27.4 million. At such date, the Bank had $1.3 million in commitments to sell loans and no outstanding commitment to purchase loans.

OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Company considers the Bank’s liquidity and capital resources sufficient to meet outstanding short- and long-term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Cash flows from operating activities	$2,581	$4,690	$2,537

Cash flows from investing activities:
Purchase of securities	(51,513)	(23,914)	(18,181)
Proceeds from maturities of securities	20,638	19,949	16,483
Proceeds from sales of securities	4,736	10,016	8,910
Net loan originations	5,143	(28,273)	(17,715)
Other	257	(521)	(662)

Cash flows from financing activities:
Net increase (decrease) in deposits	28,809	28,095	(556)
Net increase (decrease) in borrowings	(11,000)	(5,000)	7,000
Purchase of stock	-	(1,821)	(183)
Issuance of preferred stock	5,000	-	-
Other	(1,297)	(1,325)	(1,304)

Net increase (decrease) in cash and cash equivalents	$3,354	$1,896	$(3,671)

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement, or leverage ratio, and a risk-based capital requirement.

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

OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of “risk-weighted assets.” Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $2.6 million at December 31, 2009.

The Bank exceeded all of its regulatory capital requirements at December 31, 2009. The following table summarizes the Bank’s regulatory capital requirements and regulatory capital at December 31, 2009:

	OTS Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets (1)	Amount	Amount of Excess
	(Dollars in thousands)

Tangible capital	1.50%	$5,931	8.82%	$34,869	$28,938
Core capital (2)	4.00	15,815	8.82	34,869	19,054
Risk-based capital	8.00	22,291	13.45	37,480	15,189

(1)	Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
(2)
The OTS has proposed and is expected to adopt a core capital requirement for savings associations comparable to that adopted by the Office of the Comptroller of the Currency for national banks. The regulation requires core capital of at least 3% of total adjusted assets for savings associations that received the highest supervisory rating for safety and soundness, and 4% to 5% for all other savings associations. The Bank is in compliance with this requirement.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles, which require the Company to measure financial position and results of operations in terms of historical dollars with the exception of investment and mortgage-backed securities available-for-sale, which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

River Valley Bancorp
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the Unites States of America.

BKD, LLP

Indianapolis, Indiana
March 16, 2010

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2009 and 2008

Assets	2009	2008
	(In Thousands, Except Share Amounts)

Cash and due from banks	$2,021	$3,645
Interest-bearing demand deposits	9,465	6,388
Federal funds sold	1,901	-
Cash and cash equivalents	13,387	10,033
Investment securities available for sale	79,561	52,284
Loans held for sale	175	130
Loans, net of allowance for loan losses of $2,611 and $2,364	276,591	285,304
Premises and equipment	7,522	7,704
Real estate, held for sale	253	259
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	2,211	2,187
Cash value of life insurance	8,202	7,871
Other assets	3,410	1,722
Total assets	$396,162	$372,344

Liabilities
Deposits
Noninterest-bearing	$23,448	$21,393
Interest-bearing	253,138	226,384
Total deposits	276,586	247,777
Borrowings	86,217	97,217
Interest payable	669	704
Other liabilities	1,975	2,106
Total liabilities	365,447	347,804

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - liquidation preference $1,000 per share - no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 and 0 shares	5,000	-
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,504,472 and 1,500,322 shares	7,471	7,409
Retained earnings	17,791	17,384
Accumulated other comprehensive income (loss)	453	(253)
Total stockholders’ equity	30,715	24,540
Total liabilities and stockholders’ equity	$396,162	$372,344

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2009 and 2008

	2009	2008
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$16,305	$17,527
Investment securities	2,726	2,489
Interest-earning deposits and other	156	319
Total interest income	19,187	20,335

Interest Expense
Deposits	5,113	6,034
Borrowings	4,209	4,842
Total interest expense	9,322	10,876

Net Interest Income	9,865	9,459
Provision for loan losses	2,883	1,080

Net Interest Income After Provision for Loan Losses	6,982	8,379

Other Income
Service fees and charges	2,183	2,111
Net realized gains on available-for-sale securities	133	52
Net gains on loan sales	1,033	230
Interchange fee income	309	290
Increase in cash value of life insurance	330	320
Trust operations income	150	157
Other income	30	52
Total other income	4,168	3,212

Other Expenses
Salaries and employee benefits	4,740	4,807
Net occupancy and equipment expenses	1,231	1,245
Data processing fees	396	378
Advertising	366	379
Mortgage servicing rights	177	164
Office supplies	153	142
Professional fees	348	217
FDIC premium assessment	667	70
Other expenses	1,226	981
Total other expenses	9,304	8,383

Income Before Income Tax	1,846	3,208
Income tax expense	150	713

Net Income	$1,696	$2,495

Basic Earnings per Share	$1.10	$1.54

Diluted Earnings per Share	$1.09	$1.53

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009 and 2008

	2009	2008
	(In Thousands)

Net Income	$1,696	$2,495
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of ($421) and $267	791	(501)
Less: Reclassification adjustment for gains included in net income, net of tax expense of ($47) and ($20)	86	32
	705	(533)
Comprehensive Income	$2,401	$1,962

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009 and 2008

					Accumulated
					Other
					Comprehensive
		Preferred	Common	Retained	Income
	Shares	Stock	Stock	Earnings	(Loss)	Total
	(In Thousands, Except Share Amounts)

Balances, December 31, 2007	1,634,931	$-	$9,160	$16,237	$280	$25,677
Net income				2,495		2,495
Unrealized losses on securities, net of reclassification adjustment					(532)	(532)
Cash dividends ($.84 per share)				(1,348)		(1,348)
Cash and cashless exercise of stock options	4,950		8			8
Stock option expense			4			4
Amortization of expense related to stock compensation plans			57			57
Purchase of stock	(139,559)		(1,821)			(1,821)

Balances, December 31, 2008	1,500,322	-	7,408	17,384	(252)	24,540

Net income				1,696		1,696
Unrealized gains on securities, net of reclassification adjustment					705	705
Cash dividends ($.84 per common share)				(1,263)		(1,263)
Cashless exercise of stock options	4,150					-
Stock option expense			10			10
Amortization of expense related to stock compensation plans			53			53
Issuance of 5,000 shares preferred stock, no par value	5,000	5,000				5,000
Cash dividends (preferred shares)				(26)		(26)

Common stock outstanding -	1,504,472

Preferred stock outstanding -	5,000

Balances, December 31, 2009		$5,000	$7,471	$17,791	$453	$30,715

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
	(In Thousands)
Operating Activities
Net income	$1,696	$2,495
Items not requiring (providing) cash
Provision for loan losses	2,883	1,080
Depreciation and amortization	464	603
Deferred income tax	(83)	79
Investment securities (gain) loss	(133)	(52)
Loans originated for sale in the secondary market	(45,629)	(9,827)
Proceeds from sale of loans in the secondary market	46,174	10,121
Gain on sale of loans	(1,033)	(230)
Amortization of deferred loan origination cost	127	122
Amortization of expense related to stock benefit plans	53	58
Net change in
Interest receivable	(24)	209
Interest payable	(35)	(20)
Prepaid FDIC Assessment	(1,631)	-
Other adjustments	(198)	52
Net cash provided by operating activities	2,631	4,690

Investing Activities
Purchase of FHLB stock	-	(100)
Purchases of securities available for sale	(51,513)	(23,914)
Proceeds from maturities of securities available for sale	20,638	19,949
Proceeds from sales of securities available for sale	4,736	10,016
Net change in loans	5,093	(28,273)
Purchases of premises and equipment	(286)	(689)
Proceeds from sale of real estate acquired through foreclosure	4	262
Other investing activities	539	6
Net cash used in investing activities	(20,789)	(22,743)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	11,197	(8,389)
Certificates of deposit	17,612	36,484
Proceeds from borrowings	6,000	37,000
Repayment of borrowings	(17,000)	(42,000)
Cash dividends	(1,288)	(1,376)
Purchase of stock	-	(1,821)
Issue shares of Preferred stock	5,000	-
Proceeds from exercise of stock options	-	8
Advances by borrowers for taxes and insurance	(9)	43
Net cash provided by financing activities	21,512	19,949

Net Change in Cash and Cash Equivalents	3,354	1,896

Cash and Cash Equivalents, Beginning of Year	10,033	8,137

Cash and Cash Equivalents, End of Year	$13,387	$10,033

Additional Cash Flows Information
Interest paid	$9,357	$10,896
Income tax paid	221	937
Transfer of loans to real estate held for sale	610	395

See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in southeastern Indiana and adjacent areas in Kentucky. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash equivalents consisted of cash accounts with other financial institutions and federal funds sold.

One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or for interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008.  The increase in federally insured limits is currently set to expire

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

December 31, 2013.  At December 31, 2009, the Company’s cash accounts exceeded federally insured limits by approximately $7,514,000. Included in this amount is approximately $303,000 with the Federal Reserve Bank and $7,211,000 with the Federal Home Loan Bank of Indianapolis.

Investment Securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2009, would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the year ended December 31, 2009.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets that range from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Income Taxes - The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2005.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Earning Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Reclassifications of certain amounts in the 2008 consolidated financial statements have been made to conform to the 2009 presentation.

Current Economic Conditions - The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2009, the Company held $110,500,000 in commercial real estate and land with approximately $16,200,000 of that total in loans collateralized by commercial and development real estate, primarily in the Floyd and Clark County, Indiana geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.  The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 2: Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2009 was $1,090,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 3: Investment Securities

The amortized cost and approximate fair values of securities are as follows:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities December 31, 2009
Federal agencies	$30,164	$336	$103	$30,397
State and municipal	20,243	551	129	20,665
Mortgage and other asset-backed securities	26,682	1,010	41	27,651
Corporate	1,777	-	929	848
Total investment securities	$78,866	$1,897	$1,202	$79,561

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities December 31, 2008
Federal agencies	$12,900	$462	$-	$13,362
State and municipal	16,978	31	677	16,332
Mortgage and other asset-backed securities	18,376	573	-	18,949
Corporate	4,414	7	780	3,641
Total investment securities	$52,668	$1,073	$1,457	$52,284

The amortized cost and fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value

Within one year	$470	$471
One to five years	20,302	20,512
Five to ten years	14,749	14,921
After ten years	16,663	16,006
	52,184	51,910
Mortgage and other asset-backed securities	26,682	27,651
Totals	$78,866	$79,561

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Securities with a carrying value of $3,032,000 and $3,087,000 were pledged at December 31, 2009 and 2008 to secure FHLB advances. Securities with a carrying value of $20,104,000 and $15,779,000 were pledged at December 31, 2009 and 2008 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2009 and 2008 were $4,736,000 and $10,016,000, respectively. Gross gains of $133,000 and $52,000 resulting from sales and calls of available for sale securities were realized for 2009 and 2008 respectively.  No losses were realized for either period.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2009 and 2008, were $21,210,000 and $16,524,000, which is approximately 26.7 percent and 31.6 percent of the Company’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any decline in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other  comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008:

	2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U. S. Government agencies	$11,985	$(103)	$-	$-	$11,985	$(103)
State and Municipal	1,151	(14)	2,101	(115)	3,252	(129)
Mortgage and other asset-backed securities	5,125	(41)	-	-	5,125	(41)
Corporate Securities	-	-	848	(929)	848	(929)
Total temporarily impaired securities	$18,261	$(158)	$2,949	$(1,044)	$21,210	$(1,202)

	2008
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and Municipal	$13,400	$(677)	$-	$-	$13,400	$(677)
Corporate Securities	3,124	(780)	-	-	3,124	(780)
Total temporarily impaired securities	$16,524	$(1,457)	$-	$-	$16,524	$(1,457)

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Federal Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

State and Municipal

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage and Other Asset Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were primarily caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Corporate Securities

The unrealized losses on the Company’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Company. The two, ALESCO 9A and PRETSL XXVII Ltd, had unrealized losses at December 31, 2009 of $655,000 and $274,000, respectively. These two securities are rated Ba1 and A3, respectively, by Moodys indicating these securities are considered of moderate investment quality and credit risk. One issue is in the highest tranche and the second issue is in the second highest tranche of the total issue, providing good collateral coverage at those tranche levels, thus providing protection for the Company. The Company has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment.  Factors considered in reaching this determination included the class or “tranche” held by the Company, the collateral position of the tranches, projected cash flows and the credit ratings.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments.  Based upon these factors, the Company has determined these securities are not other-than-temporarily impaired at December 31, 2009.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 4: Loans and Allowance

	2009	2008
Residential real estate
One-to-four family residential	$127,397	$140,433
Multi-family residential	12,910	9,924
Construction	7,867	10,999
Nonresidential real estate and agricultural land	87,483	83,400
Land (not used for agricultural purposes)	23,065	22,429
Commercial	17,129	17,306
Consumer and other	4,711	5,058
	280,562	289,549
Unamortized deferred loan costs	464	503
Undisbursed loans in process	(1,824)	(2,384)
Allowance for loan losses	(2,611)	(2,364)
Total loans	$276,591	$285,304

	2009	2008
Allowance for loan losses
Balances, January 1	$2,364	$2,208
Provision for losses	2,883	1,080
Recoveries on loans	127	124
Loans charged off	(2,763)	(1,048)
Balances, December 31	$2,611	$2,364

Information on impaired loans is summarized below.

	2009	2008

Impaired loans with an allowance	$-	$3,268
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	15,803	2,704
	$15,803	$5,972

Allowance for impairment loans (included in the Company’s allowance for loan losses)	$-	$772

	2009	2008

Average balance of impaired loans	$9,850	$3,825
Interest income recognized on impaired loans	226	257
Cash-basis interest included above	28	93

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

At December 31, 2009 and 2008, the Company had non-accruing loans totaling $7,199,000 and $1,045,000, respectively. At December 31, 2009 and 2008, there were no accruing loans delinquent 90 days or more.

Note 5: Premises and Equipment

	2009	2008

Land	$1,503	$1,503
Buildings	6,262	6,260
Leasehold Improvements	712	712
Equipment	3,981	3,744
Construction in progress	54	10
Total cost	12,512	12,229
Accumulated depreciation and amortization	(4,990)	(4,525)
Net	$7,522	$7,704

Note 6: Deposits

	2009	2008

Demand deposits	$100,906	$91,039
Savings deposits	28,668	27,338
Certificates and other time deposits of $100,000 or more	73,039	62,166
Other certificates and time deposits	73,973	67,234
Total deposits	$276,586	$247,777

Certificates and other time deposits maturing in
2010	$106,059
2011	24,896
2012	10,642
2013	2,632
2014	2,636
Thereafter	147
Total	$147,012

Note 7: Borrowings

	2009	2008

Federal Home Loan Bank advances	$79,000	$90,000
Subordinated debentures	7,217	7,217
Total borrowings	$86,217	$97,217

Maturities by year for advances at December 31, 2009 are $24,000,000 in 2010, $17,000,000 in 2011, $17,000,000 in 2012, $2,000,000 in 2013, $8,000,000 in 2014 and $11,000,000 in 2015

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

and thereafter. The weighted-average interest rate at December 31, 2009 and 2008 was 4.56% and 4.61%.

The Federal Home Loan Bank advances are secured by loans and investment securities totaling $174,618,000 at December 31, 2009. Advances are subject to restrictions or penalties in the event of prepayment.

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

Note 8: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $92,019,000 and $75,666,000 at December 31, 2009 and 2008, respectively. The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method, along with the aggregate activity in related valuation allowances:

	2009	2008

Mortgage servicing rights
Balances, January 1	$239	$284
Servicing rights capitalized	443	119
Amortization of servicing rights	(139)	(164)
Balance at end of year	543	239

Valuation allowances
Balance at beginning of year	-	-
Additions	38	-
Balances at end of year	38	-
Mortgage servicing assets, net	$505	$239

Fair value disclosures
Fair value as of the beginning of the period	$868	$801
Fair value as of the end of the period	825	868

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

During 2009, a valuation allowance of $38,000 was necessary to adjust the cost basis of certain pools of the mortgage servicing right asset to fair value. At December 31, 2009, no allowance for impairment in the Company’s mortgage servicing rights was necessary.

Note 9: Income Tax

	2009	2008
Income tax expense (benefit)
Currently payable
Federal	$245	$578
State	(12)	56
Deferred
Federal	(56)	81
State	(27)	(2)
Total income tax expense	$150	$713
Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 34%	$627	$1,091
Effect of state income taxes	(26)	36
Tax exempt interest	(272)	(243)
Cash value of life insurance	(112)	(109)
Other	(67)	(62)
Actual tax expense	$150	$713
Effective tax rate	8.13%	22.2%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A cumulative net deferred tax asset is included in the balance sheets. The components of the asset are as follows:

	2009	2008
Assets
Allowance for loan losses	$1,001	$906
Deferred compensation	362	339
Purchase accounting adjustments	35	40
Securities available for sale	-	131
Investment valuation allowance	-	102
Alternative minimum tax carryforward	131	-
Other	130	22
Total assets	1,659	1,540

Liabilities
Depreciation and amortization	(661)	(619)
Loan fees	(178)	(193)
Pensions and employee benefits	(23)	(22)
Mortgage servicing rights	(193)	(92)
Federal Home Loan Bank stock dividends	(100)	(100)
Prepaid expenses	(169)	(143)
Securities available for sale	(243)	-
Other	(36)	(24)
Total liabilities	(1,603)	(1,193)
	$56	$347

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2009	2008

Commitments to extend credit	$31,176	$36,294
Standby letters of credit	1,008	942

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

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2010 through 2030. Rental expense included in the consolidated statements of income for the years ended December 31, 2009 and 2008 was $213,000 and $117,000.

Future minimum lease payments under the leases are:

2010	$214
2011	215
2012	216
2013	224
2014	235
Thereafter	1,813
Total minimum lease payments	$2,917

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 11: Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2009, the stockholder’s equity of the Bank was $35,352,000 of which approximately $33,056,000 was restricted from dividend distribution to the Company.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 12: Preferred Stock

During 2009, the Company raised $5,000,000 through a private placement of cumulative preferred stock. $2,500,000 of the proceeds was contributed to the Bank. The preferred stock carries a liquidation value of $1,000 per share and pays dividends quarterly to shareholders at a rate of 7.25% per annum for the first five years. After the fifth year, the rate increases to 9% per annum and the Company has the option to redeem the preferred stock in whole or part at a price equal to the sum of the liquidation amount per share and any accrued and unpaid dividends, regardless of whether any dividends are actually declared.

Note 13: Regulatory Capital

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under capitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2009 and 2008, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2009 that management believes have changed the Bank’s classification.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total risk-based capital (to risk-weighted assets)	$37,480	13.45%	$22,291	8.00%	$27,864	10.00%
Tier 1 capital (to risk-weighted assets)	34,869	12.51%	11,146	4.00%	16,719	6.00%
Core capital (to adjusted total assets)	34,869	8.82%	15,815	4.00%	19,769	5.00%
Core capital (to adjusted tangible assets)	34,869	8.82%	7,908	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	34,869	8.82%	5,931	1.50%	N/A	N/A

2008
Total risk-based capital (to risk-weighted assets)	$31,635	11.28%	$22,445	8.00%	$28,057	10.00%
Tier 1 capital (to risk-weighted assets)	30,113	10.73%	11,223	4.00%	16,834	6.00%
Core capital (to adjusted total assets)	30,113	8.11%	14,857	4.00%	18,571	5.00%
Core capital (to adjusted tangible assets)	30,113	8.11%	7,428	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	30,113	8.11%	5,571	1.50%	N/A	N/A

Note 14: Employee Benefits

The Bank provides pension benefits for substantially all of the Bank’s employees who were employed by the Bank prior to September 1, 2005, through its participation in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense related to this plan was $144,000 and $156,000 for the years ended December 31, 2009 and 2008.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. Prior to 2009, the Bank provided a match for employee contributions for all contributing employees with a match of 50 percent for the first 6 percent of W-2 earnings for employees hired prior to September 1, 2005 and a match of 100 percent for the first 6 percent of W-2 earnings contributed for employees hired on or after September 1, 2005. Due to economic conditions, in October of 2009 the employer match for pre-2005 employees was discontinued and the match rate for post-2005 employees was reduced to 50 percent of the first 6 percent of W-2 earnings. The Bank’s expense for the plan was $62,000 and $92,000 for the years ended December 31, 2009 and 2008.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $77,000 and $82,000 for the years ended December 31, 2009 and 2008.

The Company has an ESOP covering substantially all employees of the Company and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2009 and 2008 was $125,000 and $151,000, respectively. At December 31, 2009, the ESOP had 144,551 allocated shares, no suspense shares and no committed-to-be released shares. At December 31, 2009 and 2008, the fair value of the 144,551 and 152,443 allocated shares held by the ESOP was $1,807,000 and $1,913,000, respectively.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 80,990 shares of the Company’s common stock in the open market and had 400 shares forfeited back into the fund. The total of 81,390 shares has all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $44,000 and $53,000 for the years ended December 31, 2009 and 2008.

Unvested RRP shares at December 31, 2009:

	Number of Shares	Grant Date Fair Value

Beginning of year	6,450	$19.69
Granted	-	-
Exercised	(2,550)	20.67
End of year	3,900	$19.08

Unearned compensation at December 31, 2009 related to RRP shares is $74,000 and will be recognized over a weighted average period of 2.0 years.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No grants were made in 2009.  Assumptions relative to the options granted in 2008 are shown in the table below:

2008

Volatility factors of expected market price of common stock	25.00%
Dividend yields	5.07%
Weighted average expected life of options	5.7 years
Risk-free rate	3.75%

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	54,550	$11.76
Granted	-
Exercised	7,150	6.60
Forfeited or expired	-

Outstanding, end of year	47,400	$12.54	4.59	$92,400

Exercisable, end of year	33,400	$11.69	2.86	$92,400

The weighted average grant-date value of options granted during 2008 was $2.25.

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $65,000 and $72,000 respectively.

As of December 31, 2009 and 2008, there was $27,000 and $37,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The respective costs were expected to be recognized over weighted-average periods of 3.37 years and 4.35 years.

During 2009 and 2008 the Company recognized $10,000 and $4,000 of share-based compensation expense with a tax benefit of $4,000 and $2,000 related to the share-based compensation expense.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 16: Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2009	$2,331
Change in composition
New loans, including renewals	514
Payments, etc., including renewals	(1,000)
Balances, December 31, 2009	$1,845

Deposits from related parties held by the Bank at December 31, 2009 and 2008 totaled $1,137,000 and $1,346,000.

Note 17: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding.

	2009			2008
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common stockholders	$1,654	1,503,153	$1.10	$2,495	1,621,070	$1.54
Effect of Dilutive Stock Options		8,279			14,418
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,654	1,511,432	$1.09	$2,495	1,635,488	$1.53

Net income for the period ending December 31, 2009 of $1,696,000 was reduced by $42,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,654,000.

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share were outstanding for the periods ending December 31, 2009 and 2008. Options to purchase 19,000 shares of common stock at $14.56 per share were outstanding for the period ending December 31, 2009 and 2008. These groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 18: Disclosures About Fair Value of Financial Instruments

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Company does not currently hold any Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models which utilize certain market information or quoted prices of securities with similar characteristics (Level 2). For securities where quoted prices, market prices of similar securities or pricing models which utilize observable inputs are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into calculations. Level 2 securities include mortgage and other asset backed securities, federal agency securities and certain municipal securities.  Securities classified within Level 3 of the hierarchy include pooled trust preferred securities which are less liquid securities.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008.

December 31, 2009		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$30,397	$-	$30,397	$-
Mortgage and other asset backed securities	27,651	-	27,651	-
State and municipals	20,665	-	20,665	-
Corporate	848	-	-	848
Total	$79,561	$-	$78,713	$848

December 31, 2008		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$13,362	$-	$13,362	$-
Mortgage and other asset backed securities	18,949	-	18,949	-
State and municipals	16,332	-	16,332	-
Corporate	3,641	-	2,558	1,083
Total	$52,284	$-	$51,201	$1,083

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the years ended December 31, 2009 and 2008.

	2009 Available-for-sale Securities	2008 Available-for-sale Securities

Beginning balance	$1,083	$888

Total realized and unrealized gains and losses
Amortization included in net income	7	2
Unrealized losses included in other comprehensive income	(222)	(542)
Purchases, issuances and settlements including pay downs	(20)	1,793
Transfers in and/or out of Level 3	$-	$(1,058)

Ending balance	$848	$1,083

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses included in net income for the years ended December 31, 2009 and December 31, 2008.

At December 31, 2008, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at December 31, 2009. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Company is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

		Fair Value Measurements Using
As of December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$7,288	$-	$-	$7,288
Mortgage servicing rights	443	-	-	443

		Fair Value Measurements Using
As of December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,512	$-	$-	$2,512
Mortgage servicing rights	119	-	-	119

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value and are subsequently reported at amortized cost and periodically evaluated for impairment. New mortgage servicing rights recorded during the current accounting period are recorded at fair value and are disclosed as a nonrecurring measurement.

Mortgage servicing rights recorded as an asset and into income during the year ended December 31, 2009 totaled $443,000.  During the same period, impairment on prior period mortgage servicing rights was included in net income in the amount of $38,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

Other Borrowings - The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt or as applicable, based on quoted market prices for the identical liability when traded as an asset.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$13,387	$13,387	$10,033	$10,033
Investment securities available for sale	79,561	79,561	52,284	52,284
Loans, and loans held for sale, net of allowance for losses	276,766	284,215	285,434	290,367
Interest receivable	2,211	2,211	2,187	2,187
Stock in FHLB	4,850	4,850	4,850	4,850
Mortgage servicing rights	543	825	240	868

Liabilities
Deposits	276,586	279,524	247,777	251,608
FHLB advances	79,000	83,054	90,000	96,163
Other borrowings	7,217	6,053	7,217	7,225
Interest payable	669	669	704	704
Advance payments by borrowers for taxes and insurance	101	101	110	110

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 19: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2009	2008
Assets
Cash and due from banks	$2,232	$993
Investment in common stock of the Bank	35,352	30,448
Investment in RVB Trust I	217	217
Other assets	459	448
Total assets	$38,260	$32,106

Liabilities
Borrowings	$7,217	$7,217
Dividends payable	316	315
Other liabilities	12	34
Total liabilities	7,545	7,566

Stockholders’ Equity	30,715	24,540
Total liabilities and stockholders’ equity	$38,260	$32,106

Condensed Statements of Income
	2009	2008
Income
Dividends from the Bank	$400	$2,200
Other income	2	25
Total income	402	2,225

Expenses
Interest expense	326	452
Other expenses	322	221
Total expenses	648	673

Income before income tax and equity in undistributed income of subsidiary	(246)	1,552
Income tax benefit	296	293

Income before equity in undistributed income of subsidiary	50	1,845
Equity in undistributed income of the Bank	1,646	650

Net Income	$1,696	$2,495

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows
	2009	2008
Operating Activities
Net income	$1,696	$2,495
Items not providing cash	(1,669)	(1,133)
Net cash used in operating activities	27	1,362

Investing Activities
Investment in subsidiary	(2,500)	-
Net cash used in investing activities	(2,500)	-

Financing Activities
Issuance of preferred stock	5,000	-
Purchase of common stock	-	(1,821)
Cash dividends	(1,288)	(1,376)
Net cash provided by (used in) financing activities	3,712	(3,189)

Net Change in Cash and Cash Equivalents	1,239	(1,827)

Cash and Cash Equivalents at Beginning of Year	993	2,820

Cash and Cash Equivalents at End of Year	$2,232	$993

Note 20: Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share

2009
March	$4,842	$2,383	$2,459	$385	$543	$.36	$.36
June	4,712	2,337	2,375	2,053	(362)	(.24)	(.24)
September	4,777	2,304	2,473	135	749	.50	.50
December	4,856	2,298	2,558	310	766	.48	.48
	$19,187	$9,322	$9,865	$2,883	$1,696	$1.10	$1.09

2008
March	$5,161	$2,926	$2,235	$200	$615	$.38	$.37
June	4,968	2,659	2,309	200	589	.36	.36
September	5,142	2,689	2,453	245	645	.39	.39
December	5,120	2,601	2,519	435	646	.41	.41
	$20,391	$10,875	$9,516	$1,080	$2,495	$1.54	$1.53

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 21: Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, (FASB) issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the SEC) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Corporation adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets. The Board’s objective in issuing this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. Management has determined the adoption of this guidance will not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: 1) the elimination of the exemption for qualifying special purpose entities, 2) a new approach for determining who should consolidate a variable interest entity, and 3) changes to when it is necessary to reassess who should consolidate a variable interest entity. This new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management has determined the adoption of this guidance will not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new accounting guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance requiring interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. This guidance shall be effective for interim reporting

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance for recognition and presentation of other-than-temporary impairments. This new guidance amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This new guidance requires a reporting entity to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Note 22: Economic Recovery Programs

In October 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

allows financial institutions to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Company determined that it would not participate in the TARP’s CPP.

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

It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Company. The potential for legislation impacting the financial services industry remains high. In June 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan would have a direct effect on the Company and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution would register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration of the Company as a bank holding company would represent a significant change, as there currently exist significant difference between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. In addition, in February 2010, President Obama proposed additional reforms, including a reform known as the “Volcker Rule” that would prevent banks from owning, investing or sponsoring hedge funds, private equity funds or proprietary trading operations for their own profit. Further, the reforms would discourage certain consolidation in the industry to prevent concentrations of too much risk in a single organization.

Congress has also been active. The House of Representatives has passed a bill now with the Senate that, among other things, would create a Consumer Financial Protection Agency, a new federal banking agency with the mission of protecting consumers when they borrow money, make deposits, or obtain other financial products and services. Further, members of the Senate Banking Committee have announced that a bipartisan bill comprehensively reforming the financial sector is imminent.

If implemented, these regulatory reforms may have a material impact on our operations. However, at this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in any of the currently proposed forms or the specific impact that any adopted legislation will have on the Company or the Bank.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 23: Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued.

On March 3, 2010, the Bank entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with The New Washington State Bank (“New Washington”). New Washington is an Indiana commercial bank that has its home office in New Washington, Indiana, and operates a branch banking office at 2675 Charlestown Road, New Albany, Indiana (the “Branch Office”). The Purchase Agreement sets forth the terms and conditions for the Bank to acquire certain assets and assume certain liabilities of New Washington’s Branch Office and thereafter operate the Branch Office as the Bank’s branch.

The Bank’s acquisition of the Branch Office is subject to various customary closing conditions, including regulatory approval by the Office of Thrift Supervision. The Registrant anticipates that the transaction will close in the third quarter of 2010, and in any event, the closing is to occur within 15 days of fulfilling or waiving the conditions to closing.

Pursuant to the Purchase Agreement, the Bank will acquire the following assets of the Branch Office:  (i) the real estate, buildings and fixtures relating to operation of the Branch Office; (ii) certain fixed assets and tangible personal property in use at the Branch Office; (iii) certain contracts; (iv) cash on hand; (v) certain prepaid expenses; and (viii) the Branch Office’s facsimile and telephone numbers. In addition, the Bank will assume substantially all deposits associated with the Branch Office.

In consideration for this transaction, the Bank will pay New Washington $575,000, subject to some adjustments for prepaid prorated expenses. Moreover, the Bank will pay all accrued and unpaid real and personal property taxes associated with the Branch Office at the closing. This purchase price will be reduced by the deposits assumed by the Bank at closing. As of December 31, 2009, those deposits totaled approximately $3.2 million.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 21, 2010 (the “2010 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2010 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2010 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2010 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2009.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections of the 2010 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal 1 - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders	33,400	(1)	$12.54		21,508
Equity compensation plans not approved by security holders	-	(2)	-	(3)	-
Total	33,400		$12.54		21,508

(1)	River Valley Bancorp Stock Option Plan.
(2)
River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 3,900 shares granted to management but not yet vested. In addition, 77,090 shares granted to management have fully vested, and shares have been issued to management in connection therewith.

(3)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2010 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2010 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

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

River Valley Bancorp

Date: March 16, 2010	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 16, 2010
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		) )
)
/s/ Vickie L. Grimes		)	March 16, 2010
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Robert W. Anger		)	March 16, 2010
Robert W. Anger	Director	)
)
)
/s/ Matthew P. Forrester		)	March 16, 2010
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 16, 2010
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 16, 2010
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 16, 2010
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 16, 2010
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Articles of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 18, 2009

	(2)	Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 24, 2009

	(3)	Amended Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 23, 2009

4	(1)
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

	(3)	Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Guarantee Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-QSB filed May 15, 2003

	(4)	Form of Certificate for Series A Preferred Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 24, 2009

10	(1)*
Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement

	(2)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the Form 10-KSB filed March 31, 2005

	(3)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the Form 10-KSB filed March 31, 2005

	(4)*	Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) of Registrant’s Form 10-KSB filed March 31, 2005

	(5)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) of Registrant’s 10-KSB filed on March 31, 2005

	(6)*	Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s 10-KSB filed on March 31, 2005

	(7)*	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007

(8)*
Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 31, 2007

Exhibit No.		Description

(9)*
Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester , is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 31, 2007

	(10)*	Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007

	(11)*	Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007

	(12)*	Amended and Restated Employment Agreement (John Muessel), is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 26, 2007

	(13)*	Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007

	(14)*	Form of Directors’ Deferral Plan Deferral and Distribution Election Form

	(15)	Form of Investment Agreement for Series A Preferred Stock is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2009

	(16)	Branch Purchase and Assumption Agreement, dated March 3, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010

14		Code of Ethics

21		Subsidiaries of the Registrant

23		Consent of BKD, LLP

31	(1)	CEO Certification

	(2)	CFO Certification

32		Section 1350 Certification

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.