Form 10-Q
period 2010-03-31
RIVER VALLEY BANCORP
filed 2010-05-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of May 14, 2010 was 1,510,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,274	$2,021
Interest-bearing demand deposits	14,768	9,465
Federal funds sold	1,901	1,901
Cash and cash equivalents	18,943	13,387
Investment securities available for sale	77,395	79,561
Loans held for sale	286	175
Loans	276,023	279,202
Allowance for loan losses	2,995	2,611
Net loans	273,028	276,591
Premises and equipment, net	7,456	7,522
Real estate, held for sale	62	253
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	1,802	2,211
Cash value of life insurance	8,278	8,202
Other assets	3,128	3,410
Total assets	$395,228	$396,162

Liabilities
Deposits
Non-interest-bearing	$24,943	$23,448
Interest-bearing	257,307	253,138
Total deposits	282,250	276,586
Borrowings	78,217	86,217
Interest payable	603	669
Other liabilities	2,814	1,975
Total liabilities	363,884	365,447

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 and 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,504,472 and 1,504,472 shares	7,474	7,471
Retained earnings	18,105	17,791
Accumulated other comprehensive income	765	453
Total stockholders’ equity	31,344	30,715
Total liabilities and stockholders’ equity	$395,228	$396,162

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$3,957	$4,139
Investment securities	696	651
Interest-earning deposits and other	30	52
Total interest income	4,683	4,842

Interest Expense
Deposits	1,080	1,273
Borrowings	906	1,110
Total interest expense	1,986	2,383

Net Interest Income	2,697	2,459
Provision for loan losses	165	385
Net Interest Income After Provision for Loan Losses	2,532	2,074

Other Income
Service fees and charges	464	500
Net realized gains on sale of available-for-sale securities	34	26
Net gains on loan sales	87	373
Interchange fee income	84	69
Increase in cash value of life insurance	77	78
Trust operations income	28	25
Loss on sale of premises, equipment and real estate held for sale	(16)	(46)
Other income	20	13
Total other income	778	1,038

Other Expenses
Salaries and employee benefits	1,239	1,200
Net occupancy and equipment expenses	338	318
Data processing fees	112	95
Advertising	97	84
Legal and professional fees	92	103
Amortization of mortgage servicing rights	38	35
Federal Deposit Insurance Corporation premium assessment	126	240
Other expenses	327	369
Total other expenses	2,369	2,444
Income Before Income Tax	941	668
Income tax expense	222	125

Net Income	$719	$543

Basic earnings per common share	$.42	$.36
Diluted earnings per common share	.42	.36
Dividends per share	.21	.21

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Net income	$719	$543
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $169 and $132	334	253
Less: Reclassification adjustment for gains included in net income, net of tax expense of $13 and $9	21	17
	313	236
Comprehensive income	$1,032	$779

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Operating Activities
Net income	$719	$543
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	165	385
Depreciation and amortization	123	122
Investment securities gains	(34)	(26)
Loans originated for sale in the secondary market	(3,417)	(15,483)
Proceeds from sale of loans in the secondary market	3,359	15,507
Gain on sale of loans	(87)	(373)
Net change in:
Interest receivable	409	205
Interest payable	(66)	28
Prepaid FDIC Assessment	118	--
Other adjustments	809	677
Net cash provided by operating activities	2,098	1,585

Investing Activities
Purchases of securities available for sale	(5,131)	(17,822)
Proceeds from maturities of securities available for sale	5,782	4,775
Proceeds from sales of securities available for sale	2,006	--
Net change in loans	3,314	4,569
Purchases of premises and equipment	(57)	(21)
Proceeds from sale of real estate acquired through foreclosure	239	261
Net cash provided by (used in) investing activities	6,153	(8,238)

Financing Activities
Net change in
Non-interest-bearing, interest-bearing demand and savings deposits	47	498
Certificates of deposit	5,617	14,452
Repayment of borrowings	(8,000)	(4,000)
Cash dividends	(405)	(315)
Advances by borrowers for taxes and insurance	46	44
Net cash provided by (used in) financing activities	(2,695)	10,679

Net Change in Cash and Cash Equivalents	5,556	4,026
Cash and Cash Equivalents, Beginning of Period	13,387	10,033
Cash and Cash Equivalents, End of Period	$18,943	$14,059
Additional Cash Flows and Supplementary Information
Interest paid	$2,052	$2,355
Income tax paid	8	--

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$630	1,504,472	$.42	$543	1,500,322	$.36

Effect of dilutive RRP awards and stock options		7,442			9,105
Diluted earnings per share
Income available to common stockholders and assumed conversions	$630	1,511,914	$.42	$543	1,509,427	$.36

Net income for the period ending March 31, 2010 of $719,000 was reduced by $89,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $630,000.  The Corporation issued the preferred stock in the fourth quarter of 2009; therefore, no similar adjustment was necessary for the three-month period ended March 31, 2009.

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share, options to purchase 19,000 shares of common stock at an exercise price of $14.56 per share, and options to purchase 8,400 shares of common stock at an exercise price of $13.25 per share were outstanding for the three-month periods ending March 31, 2010 and March 31, 2009. These groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  In addition, options to purchase 15,000 shares of common stock at exercise prices ranging from $5.38 to $6.99 were outstanding at March 31, 2010 and were included in the diluted shares outstanding for the three-month period ended March 31, 2010.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The Corporation does not currently hold any Level 1 securities.  If quoted market prices are not available, then fair values are estimated by using pricing models which utilize certain market information or quoted prices of securities with similar characteristics (Level 2). For securities where quoted prices, market prices of similar securities or pricing models which utilize observable inputs are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  Rating agency industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into calculations.  Level 2 securities include residential mortgage-backed agency securities, federal agency securities and certain municipal securities.  Securities classified within Level 3 of the hierarchy include pooled trust preferred securities which are less liquid securities.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009, respectively (in thousands).

		March 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$27,387	$--	$27,387	$--
Residential mortgage- backed agency securities	28,468	--	28,468	--
State and municipals	20,571	--	20,571	--
Corporate	969	--	--	969
Total	$77,395	$--	$76,426	$969

		December 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$30,397	$--	$30,397	$--
Residential mortgage- backed agency securities	27,651	--	27,651	--
State and municipals	20,665	--	20,665	--
Corporate	848	--	--	848
Total	$79,561	$--	$78,713	$848

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three-month periods ended March 31, 2010 and March 31, 2009:

	Available-For-Sale Securities
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(In Thousands)

Beginning balance	$848	$1,083

Total realized and unrealized gains and losses
Amortization included in net income	1	1
Unrealized gains (losses) included in other comprehensive income	124	(260)
Purchases, issuances and settlements including pay downs	(4)	(3)
Transfers in and/or out of Level 3	--	--

Ending balance	$969	$821
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$--	$--

There were no realized or unrealized gains or losses included in net income for the three-month periods ended March 31, 2010 and March 31, 2009.

At March 31, 2009, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at March 31, 2010. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Corporation is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009, respectively (in thousands).

		March 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$179	$--	$--	$179
Mortgage Servicing Rights	34	--	--	34

		December 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Impaired loans	$7,288	$--	$--	$7,288
Mortgage servicing rights	443	--	--	443

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

Mortgage servicing rights recorded as an asset and into income during the three months ended March 31, 2010 and the year ended December 31, 2009 totaled $34,000 and $443,000, respectively.  During the same periods, impairment on prior period mortgage servicing rights was included in net income in the amount of $2,000 and $38,000, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets	(In Thousands)
Cash and cash equivalents	$18,943	$18,943	$13,387	$13,387
Investment securities available for sale	77,395	77,395	79,561	79,561
Loans including loans held for sale, net of allowance for losses	273,314	281,227	276,766	284,215
Stock in FHLB	4,850	4,850	4,850	4,850
Interest receivable	1,802	1,802	2,211	2,211
Mortgage servicing rights	501	889	543	825

Liabilities
Deposits	282,250	285,247	276,586	279,524
FHLB advances	71,000	75,039	79,000	83,054
Borrowings	7,217	6,664	7,217	6,053
Interest payable	603	603	669	669
Advance payments by borrowers for taxes and insurance	156	156	101	101

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of March 31, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities:
March 31, 2010
Federal agencies	$27,247	$256	$116	$27,387
Residential mortgage-backed agency securities	27,407	1,069	8	28,468
State and municipal	19,803	846	78	20,571
Corporate	1,774	--	805	969
Total investment securities	$76,231	$2,171	$1,007	$77,395

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2009
Federal agencies	$30,164	$336	$103	$30,397
Residential mortgage-backed agency securities	26,682	1,010	41	27,651
State and municipal	20,243	551	129	20,665
Corporate	1,777	--	929	848
Total investment securities	$78,866	$1,897	$1,202	$79,561

The amortized cost and fair value of available-for-sale securities at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
March 31, 2010	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$--	$--
One to five years	20,385	20,494
Five to ten years	12,990	13,314
After ten years	15,449	15,119
	48,824	48,927
Residential mortgage-backed agency securities	27,407	28,468
Totals	$76,231	$77,395

The carrying value of securities pledged as collateral, to secure public deposits, borrowings and for other purposes, was $18,131,000 and $23,136,000 at March 31, 2010 and December 31, 2009, respectively.

Proceeds from sales of securities available for sale during the three-month period ended March 31, 2010 were $2,006,000.  There were no sales of securities available for sale during the same period in 2009. Gross gains of $34,000 and $26,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. No losses were realized for either period.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010 was $19,815,000, which is approximately 25.6% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2009 was $21,210,000, which represented 26.7% of the Corporation’s investment portfolio.  Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(In Thousands)
Federal agencies	$14,019	$(116)	$--	$--	$14,019	$(116)
Residential mortgage-backed agency securities	3,019	(8)	--	--	3,019	(8)
State and Municipal	315	--	1,493	(78)	1,808	(78)
Corporate	--	--	969	(805)	969	(805)

Total temporarily impaired securities	$17,353	$(124)	$2,462	$(883)	$19,815	$(1,007)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities	(In Thousands)
Federal agencies	$11,985	$(103)	$--	$--	$11,985	$(103)
Residential mortgage-backed agency securities	5,125	(41)	--	--	5,125	(41)
State and Municipal	1,151	(14)	2,101	(115)	3,252	(129)
Corporate	--	--	848	(929)	848	(929)

Total temporarily impaired securities	$18,261	$(158)	$2,949	$(1,044)	$21,210	$(1,202)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Residential mortgage-backed agency securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes.  The Corporation expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation.  The two, ALESCO 9A and PRETSL XXVII Ltd, had unrealized losses at March 31, 2010 of $529,000 and $276,000, respectively.  At December 31, 2009, the unrealized losses on these two investments were $665,000 and  $274,000, respectively.  These two securities are rated Ba1 and A3, respectively, by Moody’s indicating these securities are considered of moderate investment quality and credit risk. One issue is in the highest tranche and the second issue is in the second highest tranche of the total issue, providing good collateral coverage at those tranche levels, thus providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral position of the tranches, projected cash flows and the credit ratings. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at March 31, 2010.

NOTE 6:  ALLOWANCE FOR LOAN LOSSES

The following table analyzes the changes in the allowance during the three-month periods ended March 31, 2010 and March 31, 2009 respectively.

	Allowance for Loan Losses
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(In Thousands)

Balance at beginning of period	$2,611	$2,364

Charge-offs:
Real estate loans	--	(111)
Consumer loans	(42)	(49)
Commercial loans	--	(34)
Total charge-offs	(42)	(194)
Recoveries	261	47
Net (charge-offs) recoveries	219	(147)
Provision for losses on loans	165	385
Balance at end of period	$2,995	$2,602

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Corporation’s financial position or results of operations.  This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Corporation’s reporting period ending March 31, 2011.  Management has determined the adoption of this guidance will not have a material effect on the Corporation’s financial position or results of operations.

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

NOTE 8:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2009 consolidated condensed financial statements to conform to the March 31, 2010 presentation.

NOTE 9:  ECONOMIC RECOVERY PROGRAMS

In October 2008, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Corporation determined that it would not participate in the TARP’s CPP.

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

It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Corporation. The potential for legislation impacting the financial services industry remains high. In June 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan would have a direct effect on the Corporation and the Bank. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution would register as a bank holding company. Draft legislation would require the Bank to become a national bank or adopt a state charter. Registration of the Corporation as a bank holding company would represent a significant change, as there currently exist significant difference between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. In addition, in February 2010, President Obama proposed additional reforms, including a reform known as the “Volcker Rule” that would prevent banks from owning, investing or sponsoring hedge funds, private equity funds or proprietary trading operations for their own profit. Further, the reforms would discourage certain consolidation in the industry to prevent concentrations of too much risk in a single organization.

Congress has also been actively pursuing financial industry reform, including proposing, among other things, creation of a Consumer Financial Protection Agency to protect consumers when they borrow money, make deposits, or obtain other financial products and services.

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See Note 9, Economic Recovery Programs, to the Corporation’s Unaudited Condensed Consolidated Financial Statements, included in this Form 10-Q and incorporated herein. The actual impact that EESA, ARRA and related measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

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

Also, both Congress and the Obama Administration have announced proposals calling for sweeping changes to the United States financial system. At this time, we cannot determine the likelihood that the proposed regulatory reform will be adopted in the forms proposed or the specific impact that any adopted legislation will have on the Corporation or the Bank.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which increased its insurance premiums during 2009 by 10 basis points per annum and will cause increased insurance premiums during 2010 as well. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level over 8 years. The restoration plan has uniformly increased insurance assessments by 7 basis points (annualized) and will increase them again by 3 basis points (annualized) effective January 1, 2011. Further increases in premium assessments are also possible and would increase the Corporation’s expenses. Also, in addition to the 5 basis point special assessment of $178,000 that the Corporation paid in September 2009, the FDIC required us to pay on December 30, 2009, actual and estimated third and fourth quarter 2009 assessments, totaling $230,000, plus a prepayment of all estimated 2010, 2011 and 2012 assessments totaling $1.6 million.

Increased assessment rates and special assessments have had a material impact on the Corporation’s results of operations and could continue to do so.

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

●
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

●	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

●
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

CRITICAL ACCOUNTING POLICIES

Note 1 to the consolidated financial statements presented on pages 65 through 69 of the Annual Report on Form 10-K for the year ended December 31, 2009 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Corporation. Included in the review of individual loans are those that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Valuation Of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of March 31, 2010, and December 31, 2009, mortgage servicing rights had carrying values of $501,000 and $505,000 respectively.

FINANCIAL CONDITION

At March 31, 2010, the Corporation’s consolidated assets totaled $395.2 million, a slight decrease of $934,000, or .2%, from December 31, 2009.   Despite the negligible change in assets overall, positive movement was experienced in certain areas.  Interest-bearing demand deposits held by the Corporation increased by $5.3 million to $14.8 million at March 31, 2010.  This compared to $9.5 million at December 31, 2009.  The increase was primarily a result of $6.0 million in new deposits in the south central Indiana branches, $2.0 million in proceeds from the sale of available-for-sale investments sold to take advantage of gain positions, and moderate sales on loans into the secondary market with proceeds from those sales to Federal Home Loan Mortgage Corporation (Freddie Mac) of $3.4 million.  Over the same period, the Corporation repaid $8.0 million in borrowings with the Federal Home Loan Bank of Indianapolis (FHLB) with total borrowings at the FHLB of $71.0 million at March 31, 2010 as compared to $79.0 million as of December 31, 2009.

The Corporation experienced a decrease in the loan portfolio of $3.2 million year-to-date as conventional Bank-owned 1-4 family mortgages continued to be refinanced and sold into the secondary market and loan levels, and demand for lending in general, decreased slightly.   Sales to Freddie Mac which topped $15.5 million during the first three months of 2009, dropped to $3.3 million during the first three months of 2010.

The Corporation’s consolidated allowance for loan losses totaled $3.0 million at March 31, 2010 as compared to $2.6 million at December 31, 2009.  The increase reflects a first quarter 2010 provision expense of $165,000, minimal charge-off activity of $42,000 and a single recovery of $240,000 for a loan previously reduced by a partial charge-off.  That loan was part of a large relationship which is still in the process of foreclosure and work-out.  Funding for the allowance represented 1.09%, and .94% of total loans, for March 31, 2010 and December 31, 2009, respectively, reflecting increase in the allowance and decrease in the loan portfolio, period to period.  During the three-month period ended March 31, 2010, the Corporation established one specific reserve of $370,000 for a loan classified, but not delinquent.

Delinquency 30 or more days past due as of March 31, 2010 was $9.5 million, or 3.45% of total loans, as compared to $10.2 million, or 3.69%, at December 31, 2009.  The March 31, 2010 level represents the lowest delinquency rate since the March 31, 2009 rate of 3.21%.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of March 31, 2010 were $7.1 million, compared to $4.3 million at the same date in 2009 and $7.2 million at December 31, 2009.  Non-performing loans as a percent of total loans were 2.57%, 1.51% and 2.59%, respectively, for those periods. The slight decrease in overall delinquency and in non-performing loans is primarily due to diligent collection management with all loan officers involved in collection activity.   The expense for the provision for loan losses decreased to $165,000 for the three months ended March 31, 2010, as compared to $385,000 for the same period in 2009.  Net charge-offs for the three-month period ended March 31, 2010 consisted of a net recovery amount of $219,000 as compared to net charge-offs of $147,000 for the same period in 2009.

Although management believes that its allowance for loan losses at March 31, 2010, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.  In December 2009, the Corporation modified its methodology for analysis of the allowance, reducing the historical look-back period to three years, from five, and incorporating greater stratification of loan types and concentrations.

Other changes in the asset mix of the Corporation occurred with varying impact on the financial statements.  Interest receivable decreased 18.5% over the three-month period from $2.2 million as of December 31, 2009 to $1.8 million as of March 31, 2010, as yields and average balances both dropped. Real estate owned due to foreclosure decreased from $253,000 as of December 31, 2009 to $62,000 at March 31, 2010 as the single piece of property held at December 31, 2009 was sold with a realized loss of $14,000.  Prepaid assets dropped as $118,000 in prepaid FDIC assessments were expensed for the first three months of 2010.

Deposits totaled $282.3 million at March 31, 2010, an increase of $5.7 million, or 2.0%, compared to total deposits at December 31, 2009. During the three-month period, non-interest bearing transactional deposit accounts increased by 6.4%, or $1.5 million, while interest bearing accounts, primarily certificate of deposit accounts, increased 1.6%, or $4.2 million.  The largest deposit increases for the period came primarily from the south central Indiana branches.

Borrowing totaled $78.2 million at March 31, 2010 versus $86.2 million at December 31, 2009, a drop of $8.0 million, or 9.3%, period to period, as the Corporation used portions of excess liquidity to pay down advances.  Of total borrowings, $71.0 million and $79.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 4.60% and 4.56% at the respective dates. These balances and average rates on advances from the FHLB represent a reduction from the same at March 31, 2009 which were $86.0 million and 4.67%.  The drop in average balances and rates, March 2009 to March 2010, resulted in a $204,000, or 18.4%, decrease in the cost of borrowing period to period. Borrowing costs of $906,000 for the three months ended March 31, 2010 compared to $1.1 million for the same period in 2009.

Other liabilities totaled $2.8 million at March 31, 2010, an increase of $839,000 from the December 31, 2009 balance of $2.0 million as accruals for income taxes and first quarter expenses were recorded and balances for escrowed balances were higher period to period.

Stockholders’ equity totaled $31.3 million at March 31, 2010, an increase of $629,000, or 2.0%, from the $30.7 million at December 31, 2009.  The increase was primarily due to the change in the unrealized earnings on available-for-sale investments, at a gain position of $765,000 at March 31, 2010, as compared to $453,000 at December 31, 2009, and first quarter earnings of $719,000.  The Corporation paid dividends totaling $405,000 to preferred and common shareholders during the period, with dividends to common shareholders of $.21 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2010, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

GENERAL

The Corporation’s net income for the three months ended March 31, 2010, totaled $719,000, an increase of $176,000, or 32.4%, from the net income of $543,000 reported for the period ended March 31, 2009.  The increase in income for the 2010 period was primarily attributable to a significant decrease in the cost of funds, period to period, as deposit and borrowing cost of funds dropped from 2.62% at March 31, 2009 to 2.13% at March 31, 2010.  This drop translated to a $397,000, or 16.7%, decrease in interest expense period to period.  This compared to a slight decrease in income from interest-earning assets of $159,000, or 3.3%, for the same period, with the yield on loans changing only negligibly from 6.01% at March 31, 2009 to 6.04% a year later, and average balances for the loan portfolio declining.  Yields on investments dropped, from 4.11% at March 31, 2009 to 3.62% at March 31, 2010.  However, income from investments increased from March 2009 to March 2010 due to the nearly $12.0 million increase in investments held.  That increase was comprised roughly of a $3.0 million increase each in federal agency securities and municipal securities plus an $8.0 million increase in residential mortgage-backed agency securities.  Corporate investments dropped by $2.0 million over the same period.  Gain on loan sales to the secondary market, a significant contributor to net income in 2009, decreased in the first three months of 2010, with income for the three-month period ended March 31, 2010 at $87,000 as compared to $373,000 for the same period in 2009, a decrease of $286,000, or 76.7%.

Other items affecting net income included decreases in service charges for overdrawn accounts, a reduction in the provision expense for loan losses, and a decrease in the Federal Deposit Insurance Corporation (FDIC) premium assessment.  Expense for FDIC insurance for the three-month period ended March 31, 2010 was $126,000, significantly less than the expense for the three-month period ended March 31, 2009 of $240,000.  This reflected the estimates by management in 2009 which were based on national projections of drastic increases in the assessment, which finally materialized in rate increases which were less than estimated.

NET INTEREST INCOME

Total interest income for the three months ended March 31, 2010 decreased $159,000, or 3.3%, from $4.8 million at March 31, 2009 to $4.7 million at March 31, 2010.  The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased by $397,000, or 16.7%, from the $2.4 million reported at March 31, 2009 to $2.0 million at March 31, 2010.  For the three months ended March 31, 2010 interest expense from deposits totaled $1.1 million while interest expense from borrowings totaled $906,000, as compared to $1.3 million and $1.1 million for the same period in 2009.  Of the overall decrease in interest expense, $193,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as the effect of the Fed rate cuts in 2008 continued to affect depositors and widen the spread on interest bearing balances.  Over the same period, the Corporation experienced a decrease of $204,000 on interest expense for borrowings as advances were repaid and the average balance of funds borrowed from the FHLB dropped. The average rate paid on those borrowings dropped from 4.67% at March 31, 2009 to 4.60% at March 31, 2010.

Net interest income was $2.7 million for the three months ended March 31, 2010 and $2.5 million for the same period in 2009, with an increase period to period of $238,000, or 9.7%.  This reflects the effects of increasing spread between interest earning assets and interest bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $165,000 provision for losses on loans for the three months ended March 31, 2010, as compared to $385,000 for the same period in 2009. The decrease in the provision expense year-to-year has been predicated primarily on estimated losses on non-performing loans, of which the majority have already been reduced by partial charge-offs, declining levels of loan activity and shrinkage in the loan portfolio, some improvement in delinquencies, particularly those less than 60 days past due, and the large recovery received during the first three months of 2010.

Non-performing loans as of March 31, 2010 were $7.1 million, an increase of $2.8 million, from the $4.3 million at the same point in 2009, primarily reflecting the addition of two large relationships during the second quarter of 2009.  Of the total non-performing loans of $7.1 million at March 31, 2010, approximately $5.2 million have been past due for more than 12 months, were reduced by partial charge-off of confirmed losses in December of 2009, and are in the lengthy process of work out or foreclosure.  Delinquency for loans 30-59 days past due as of March 31, 2010 totaled $1.1 million as compared to $1.7 million at the same point in 2009.  Net charge-offs for the three-month period ended March 31, 2010 resulted in a net recovery of $219,000, the result of a $240,000 recovery on a loan previously reduced by a partial charge-off, as compared to net charge-offs of $147,000 for the same period in 2009.  While management believes that the allowance for losses on loans is adequate at March 31, 2010, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

OTHER INCOME

Other income decreased by $260,000 during the three months ended March 31, 2010 to $778,000, as compared to the $1.0 million reported for the same period in 2009.  The decrease was due primarily to the decrease in loan sales into the secondary market, period to period.  Gains on sales to the FHLMC (Freddie Mac) for the three months ending March 31, 2010 totaled $87,000 a decrease of $286,000 from the $373,000 recorded for the same period ended March 31, 2009.  Period to period, service fees and charges, which includes income from overdrawn deposit accounts (NSF fees) decreased $36,000 as customers appeared to be more frugal in their spending habits.  Offsetting that decrease were losses on foreclosed real estate owned, which were less for the three-month period ended March 31, 2010, at $16,000, as compared to net losses of $46,000 at the same point in 2009.  Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

OTHER EXPENSE

Total other expense experienced only modest change period to period, with a net decrease of $75,000, or 3.1%, from March 31, 2009 to March 31, 2010.  The only significant change was seen in the FDIC assessment for the period, which totaled $126,000 for the three months ended March 31, 2010 as compared to $240,000 for the period ended March 31, 2009.  The expense for the three months ended March 31, 2009 reflected the 2009 uncertainty regarding regulatory action by the FDIC on regular assessment rates, which inflated the estimates used for the first quarter of 2009.  The FDIC’s plan to restore the Deposit Insurance Fund uniformly increased insurance assessments by 7 basis points (annualized) and will increase them again in 2011.  In addition, the FDIC required prepayment of FDIC assessments for the fourth quarter of 2009 and for years 2010 through 2012.  The Corporation prepaid $1.6 million in FDIC assessment fees on December 31, 2009, of which $118,000 was expensed during the three-month period ended March 31, 2010, along with approximately $8,500 for the periodic The Financing Corporation (FICO) assessment and the Temporary Liquidity Guarantee Program (TLGP) assessment.  Slight increases were seen in occupancy, advertising and data processing costs consistent with the growth in the Corporation.

INCOME TAXES

Tax expense of $222,000 was recorded for the three-month period ended March 31, 2010 as compared to $125,000 for the comparable period in 2009.  For the 2010 period, the Corporation had pre-tax income of $941,000 as compared to $668,000 for the 2009 period.  The effective tax rate was 23.59% for the three-month period ended March 31, 2010 compared to 18.71% for the same period in 2009.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.  During 2009, these types of income represented a greater portion of net taxable income than in 2010, resulting in the lower effective rate for 2009.

OTHER

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

LIQUIDITY RESOURCES

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At March 31, 2010, the Bank had $71.0 million in such borrowings, with an additional $31.0 million available, previously approved by the Bank’s board of directors.  Based on collateral, an additional $20.7 million could be available, if the board of directors determines the need. In addition, at March 31, 2010 the Bank had commitments to fund loan originations of $3.8 million, unused home equity lines of credit of $15.8 million and unused commercial lines of credit of $11.1 million.  Commitments to sell loans as of that date were $1.1 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10(1)	Branch Purchase and Assumption Agreement by and between River Valley Financial Bank and The New Washington State Bank
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 14, 2010	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
10(1)	Branch Purchase and Assumption Agreement by and between River Valley Financial Bank and The New Washington State Bank	*
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached

______________________________
*Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010