Form 10-Q
period 2010-06-30
RIVER VALLEY BANCORP
filed 2010-08-16
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of August 12, 2010 was 1,510,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,076	$2,021
Interest-bearing demand deposits	15,895	9,465
Federal funds sold	1,902	1,901
Cash and cash equivalents	19,873	13,387
Investment securities available for sale	76,716	79,561
Loans held for sale	418	175
Loans	273,268	279,202
Allowance for loan losses	2,388	2,611
Net loans	270,880	276,591
Premises and equipment, net	7,883	7,522
Real estate, held for sale	45	253
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	1,776	2,211
Cash value of life insurance	9,360	8,202
Goodwill	79	31
Other assets	2,561	3,379
Total assets	$394,441	$396,162

Liabilities
Deposits
Noninterest-bearing	$22,112	$23,448
Interest-bearing	266,516	253,138
Total deposits	288,628	276,586
Borrowings	71,217	86,217
Interest payable	581	669
Dividends payable	317	316
Other liabilities	1,651	1,659
Total liabilities	362,394	365,447

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 and 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,510,472 and 1,504,472 shares	7,509	7,471
Retained earnings	18,411	17,791
Accumulated other comprehensive income	1,127	453
Total stockholders’ equity	32,047	30,715
Total liabilities and stockholders’ equity	$394,441	$396,162

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$8,027	$8,139	$4,066	$4,000
Investment securities	1,369	1,333	673	682
Interest-earning deposits and other	62	82	32	30
Total interest income	9,458	9,554	4,771	4,712

Interest Expense
Deposits	2,154	2,532	1,074	1,259
Borrowings	1,758	2,188	852	1,078
Total interest expense	3,912	4,720	1,926	2,337

Net Interest Income	5,546	4,834	2,845	2,375
Provision for loan losses	525	2,438	360	2,053
Net Interest Income After Provision for Loan Losses	5,021	2,396	2,485	322

Other Income
Service fees and charges	942	1,084	479	584
Net realized gains on sale of available-for-sale securities	131	97	97	72
Net gains on loan sales	162	771	75	398
Interchange fee income	177	148	93	79
Increase in cash value of life insurance	158	156	82	78
Gain/(loss) on sale of premises, equipmentand real estate held for sale	(9)	(46)	6	--
Other income	90	84	41	44
Total other income	1,651	2,294	873	1,255

Other Expenses
Salaries and employee benefits	2,492	2,387	1,254	1,187
Net occupancy and equipment expenses	658	616	319	298
Data processing fees	226	193	115	97
Advertising	205	191	108	107
Legal and professional fees	197	191	105	88
Amortization of mortgage servicing rights	57	73	19	39
Federal Deposit Insurance Corporation assessment	241	425	115	185
Other expenses	721	742	389	373
Total other expenses	4,797	4,818	2,424	2,374
Income (Loss) Before Income Tax	1,875	(128)	934	(797)
Income tax expense (benefit)	440	(309)	218	(435)

Net Income (Loss)	$1,435	$181	$716	$(362)

Basic earnings per common share	$.83	$.12	$.41	$(.24)
Diluted earnings per common share	.83	.12	.41	(.24)
Dividends per share	.42	.42	.21	.21

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)

Net income (loss)	$1,435	$181	$716	$(362)
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(424), $(27), $(255), and $105.	759	70	425	(182)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $47, $33, $33 and $24	84	64	64	47
	675	6	361	(229)
Comprehensive income (loss)	$2,110	$187	$1,077	$(591)

See Notes to Unaudited Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Operating Activities
Net income	$1,435	$181
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	525	2,438
Depreciation and amortization	249	235
Investment securities gains	(131)	(97)
Loans originated for sale in the secondary market	(6,466)	(34,200)
Proceeds from sale of loans in the secondary market	6,323	34,392
Gain on sale of loans	(162)	(771)
Amortization of net loan origination cost	44	74
Net change in:
Interest receivable	435	225
Interest payable	(88)	40
Prepaid FDIC Assessment	223	--
Other adjustments	155	(74)
Net cash provided by operating activities	2,542	2,443

Investing Activities
Purchases of securities available for sale	(11,694)	(32,294)
Proceeds from maturities of securities available for sale	8,334	14,314
Proceeds from sales of securities available for sale	7,367	1,620
Net change in loans	4,885	8,261
Purchases of premises and equipment	(109)	(34)
Purchase of cash value life insurance	(1,000)	--
Net cash received in branch acquisition	582	--
Proceeds from sale of real estate acquired through foreclosure	456	261
Net cash provided by (used in) investing activities	8,821	(7,872)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(3,723)	(682)
Certificates of deposit	14,608	21,937
Proceeds from borrowings	--	6,000
Repayment of borrowings	(15,000)	(12,000)
Cash dividends	(813)	(630)
Advances by borrowers for taxes and insurance	19	5
Other financing activities	32	--
Net cash provided by (used in) financing activities	(4,877)	14,630

Net Change in Cash and Cash Equivalents	6,486	9,201
Cash and Cash Equivalents, Beginning of Period	13,387	10,033
Cash and Cash Equivalents, End of Period	$19,873	$19,234
Additional Cash Flows and Supplementary Information
Interest paid	$4,000	$4,680
Income tax paid	218	221

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

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$1,254	1,507,091	$.83	$181	1,501,804	$.12
Effect of dilutive RRP awards and stock options		6,221			8,992
Diluted earnings per share Income available to common stockholders and assumed conversions	$1,254	1,513,312	$.83	$181	1,510,796	$.12

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$624	1,509,681	$.41	$(362)	1,503,286	$(.24)
Effect of dilutive RRP awards and stock options		5,001			--
Diluted earnings per share Income available to common stockholders and assumed conversions	$624	1,514,681	$.41	$(362)	1,503,286	$(.24)

Net income for the three-month period ending June 30, 2010 of $716,000 was reduced by $92,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $624,000.  Net income for the six-month period ending June 30, 2010 of $1,435,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,254,000.  The Corporation issued the preferred stock in the fourth quarter of 2009; therefore, no similar adjustment was necessary for the three-month or six-month periods ended June 30, 2009.

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share, and options to purchase 19,000 shares of common stock at an exercise price of $14.56 per share were outstanding for the three-month and six-month periods ending June 30, 2010 and June 30, 2009. These groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  In addition, options to purchase 23,400 shares and 17,400 shares of common stock at exercise prices ranging from $5.38 to $13.25 were outstanding at June 30, 2009 and June 30, 2010, respectively. These options were included in the diluted shares outstanding for the three-month and six-month periods ended June 30, 2009 and June 30, 2010.

NOTE 4: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation recognizes fair values in accordance with Financial Accounting Standards Codification (ASC) Topic 820.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009, respectively (in thousands).

		June 30, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$25,847	$--	$25,847	$--
Residential mortgage- backed agency securities	28,764	--	28,764	--
State and municipals	21,105	--	21,105	--
Corporate	1,000	--	--	1,000
Total	$76,716	$--	$75,716	$1,000

		December 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$30,397	$--	$30,397	$--
Residential mortgage- backed agency securities	27,651	--	27,651	--
State and municipals	20,665	--	20,665	--
Corporate	848	--	--	848
Total	$79,561	$--	$78,713	$848

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three-month and six-month periods ended June 30, 2010 and June 30, 2009:

	Available-For-Sale Securities
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(In Thousands)

Beginning balance	$848	$1,083

Total realized and unrealized gains and losses
Amortization included in net income	3	--
Unrealized gains (losses) included in other comprehensive income	157	(12)
Purchases, issuances and settlements including pay downs	(8)	(6)
Transfers in and/or out of Level 3	--	--

Ending balance	$1,000	$1,065

	Available-For-Sale Securities
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(In Thousands)

Beginning balance	$969	$820

Total realized and unrealized gains and losses
Amortization included in net income	2	--
Unrealized gains (losses) included in other comprehensive income	33	248
Purchases, issuances and settlements including pay downs	(4)	(3)
Transfers in and/or out of Level 3	--	--

Ending balance	$1,000	$1,065

There were no realized or unrealized gains or losses included in net income for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.

At June 30, 2009, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at June 30, 2010. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Corporation is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009, respectively (in thousands).

		June 30, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$526	$--	$--	$526
Mortgage servicing rights	62	--	--	62

		December 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)

Impaired loans	$7,288	$--	$--	$7,288
Mortgage servicing rights	443	--	--	443

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Corporation will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

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

Mortgage servicing rights recorded as an asset and into income during the six months ended June 30, 2010 and the year ended December 31, 2009 totaled $62,000 and $443,000, respectively.  For the six months ended June 30, 2010, impairment on prior period mortgage servicing rights was recovered and included in income in the amount of $14,000.  This compares to impairment recorded against income for the year ended December 31, 2009 of $38,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

Interest Receivable/Payable - The fair values of interest receivable/payable approximate carrying values.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$19,873	$19,873	$13,387	$13,387
Investment securities available for sale	76,716	76,716	79,561	79,561
Loans including loans held for sale, net of allowance for losses	271,298	280,490	276,766	284,215
Stock in FHLB	4,850	4,850	4,850	4,850
Interest receivable	1,776	1,776	2,211	2,211
Mortgage servicing rights	511	851	505	825

Liabilities
Deposits	288,628	292,194	276,586	279,524
FHLB advances	64,000	68,361	79,000	83,054
Borrowings	7,217	4,691	7,217	6,053
Interest payable	581	581	669	669
Advance payments by borrowers for taxes and insurance	129	129	101	101

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of June 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities:
June 30, 2010
Federal agencies	$25,267	$588	$8	$25,847
Residential mortgage-backed agency securities	27,408	1,357	1	28,764
State and municipal	20,521	678	94	21,105
Corporate	1,773	--	773	1,000
Total investment securities	$74,969	$2,623	$876	$76,716

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2009
Federal agencies	$30,164	$336	$103	$30,397
Residential mortgage-backed agency securities	26,682	1,010	41	27,651
State and municipal	20,243	551	129	20,665
Corporate	1,777	--	929	848
Total investment securities	$78,866	$1,897	$1,202	$79,561

The amortized cost and fair value of available-for-sale securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
June 30, 2010	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$--	$--
One to five years	20,408	20,789
Five to ten years	13,006	13,420
After ten years	14,147	13,743
	47,561	47,952
Residential mortgage-backed agency securities	27,408	28,764
Totals	$74,969	$76,716

The carrying value of securities pledged as collateral, to secure public deposits, borrowings and for other purposes, was $17,016,000 and $23,136,000 at June 30, 2010 and December 31, 2009, respectively.

Proceeds from sales of securities available for sale during the six-month period ended June 30, 2010 and June 30, 2009 were $7,367,000 and $1,620,000, respectively. Gross gains of $134,000 and losses of $3,000 resulting from sales and calls of available-for-sale securities were realized during the six-month period ended June 30, 2010.  Comparatively, gross gains of $97,000 and no losses were realized for the six-month period ended June 30, 2009.

Proceeds from sales of securities available for sale during the three-month period ended June 30, 2010 and June 30, 2009 were $5,361,000 and $1,620,000, respectively. Gross gains of $100,000 and losses of $3,000 resulting from sales and calls of available-for-sale securities were realized during the three-month period ended June 30, 2010.  Comparatively, gross gains of $72,000 and no losses were realized for the three-month period ended June 30, 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010 was $6,981,000, which is approximately 9.1% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2009 was $21,210,000, which represented 26.7% of the Corporation’s investment portfolio.  Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$4,035	$(8)	$--	$--	$4,035	$(8)
Residential mortgage-backed agency securities	--	--	1	(1)	1	(1)
State and Municipal	462	(7)	1,483	(87)	1,945	(94)
Corporate	--	--	1,000	(773)	1,000	(773)

Total temporarily impaired securities	$4,497	$(15)	$2,484	$(861)	$6,981	$(876)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$11,985	$(103)	$--	$--	$11,985	$(103)
Residential mortgage-backed agency securities	5,125	(41)	--	--	5,125	(41)
State and Municipal	1,151	(14)	2,101	(115)	3,252	(129)
Corporate	--	--	848	(929)	848	(929)

Total temporarily impaired securities	$18,261	$(158)	$2,949	$(1,044)	$21,210	$(1,202)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Residential Mortgage-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes.  The Corporation expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation.  The two, ALESCO 9A and PRETSL XXVII Ltd, had unrealized losses at June 30, 2010 of $530,000 and $243,000, respectively.  At December 31, 2009, the unrealized losses on these two investments were $655,000 and $274,000, respectively.  These two securities are rated Ba1 and A3, respectively, by Moody’s indicating these securities are considered of moderate investment quality and credit risk. One issue is in the highest tranche and the second issue is in the second highest tranche of the total issue, providing good collateral coverage at those tranche levels, thus providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral position of the tranches, projected cash flows and the credit ratings. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at June 30, 2010.

NOTE 6:  ALLOWANCE FOR LOAN LOSSES

The following tables analyze the changes in the allowance during the three-month and six-month periods ended June 30, 2010 and June 30, 2009 respectively.

	Allowance for Loan Losses
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(In Thousands)

Balance at beginning of period	$2,611	$2,364

Charge-offs:
Real estate loans	(588)	(111)
Consumer loans	(76)	(82)
Commercial loans	(377)	(34)
Total charge-offs	(1,041)	(227)
Recoveries	293	102
Net (charge-offs) recoveries	(748)	(125)
Provision for losses on loans	525	2,438
Balance at end of period	$2,388	$4,677

	Allowance for Loan Losses
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(In Thousands)

Balance at beginning of period	$2,995	$2,602

Charge-offs:
Real estate loans	(588)	--
Consumer loans	(34)	(33)
Commercial loans	(377)	--
Total charge-offs	(999)	(33)
Recoveries	32	55
Net (charge-offs) recoveries	(967)	22
Provision for losses on loans	360	2,053
Balance at end of period	$2,388	$4,677

NOTE 7: BUSINESS ACQUISITION

In the second quarter of 2010, the Corporation acquired a commercial bank branch in New Albany, Indiana.  The Corporation purchased premises and equipment and customer deposits.  Net cash proceeds of $582,000 were received in the transaction.  Goodwill recognized in the transaction was $48,000 and is expected to be fully deductible for tax purposes.

NOTE 8: RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which added disclosure requirements about an entity’s allowance for loan losses and the credit quality of its financing receivables. The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators.  ASU 2010-20 will be effective for the Corporation’s reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Management has determined the adoption of this guidance will not have a material effect on the Corporation’s financial position or results of operations.

NOTE 9:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2009 consolidated condensed financial statements to conform to the June 30, 2010 presentation.

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

EFFECT OF CURRENT EVENTS

The global and U.S. economies have been experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system for a prolonged period. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

Further adverse effects on the U.S. banking and financial industries, as well as on the broader U.S. and global economies, could have an adverse effect on the Corporation and its business.

The level of turmoil in the financial services industry continues to present unusual risks and challenges for the Corporation, as described below:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than two years. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation. In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the government has responded with a number of new and amended regulatory provisions. Many of these provisions directly or indirectly impact the Corporation, including the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”).

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Corporation’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.

The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Further, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

At this time, we cannot determine the specific impact that any new legislation, and the rules and regulations to be adopted to implement that legislation, will have on the Corporation or the Bank.

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

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of June 30, 2010, and December 31, 2009, mortgage servicing rights had carrying values of $511,000 and $505,000 respectively.

FINANCIAL CONDITION

At June 30, 2010, the Corporation’s consolidated assets totaled $394.4 million, a very slight decrease of $1.7 million, or 0.4%, from December 31, 2009. Highlights for the period included the acquisition of a branch location in New Albany, Indiana and the purchase of additional Bank-owned life insurance. For the period, shrinkage in both the investment and loan portfolios combined with an increase in customer deposits led to an increase in interest-bearing demand deposits. This increase in interest-bearing demand deposits was used to repay borrowings.

Interest-bearing demand deposits held by the Corporation increased by $6.4 million to $15.9 million at June 30, 2010.  This compared to $9.5 million at December 31, 2009. During the period, $15.0 million in Federal Home Loan Bank advances were repaid, $1.0 million of Bank-owned life insurance was purchased, and a branch in New Albany, Indiana was purchased. The branch acquisition included $1.2 million in demand and maturity deposits; building and fixtures valued at $502,000; and goodwill and core deposit intangibles of $48,000 and $28,000 respectively. Net cash received in this transaction totaled $582,000.

The increase in interest-bearing deposits was primarily a result of $13.4 million in new interest-bearing demand and maturity deposits, a reduction in the loan portfolio of $5.9 million, and a $2.8 million reduction in the investment portfolio. Certain available-for-sale investments were sold in 2010 to take advantage of gain positions. The decrease in the loan portfolio year-to-date was the result of conventional 1-4 family portfolio mortgages being refinanced and sold into the secondary market, certain non-performing loans being reduced by short sales and write downs, and a reduced demand for lending in general.

The Corporation’s consolidated allowance for loan losses totaled $2.4 million at June 30, 2010 as compared to $2.6 million at December 31, 2009. The decrease reflects a year-to-date 2010 provision expense of $525,000 and net charge-off activity of $748,000. Funding for the allowance represented .87% and .94% of total loans for June 30, 2010 and December 31, 2009, respectively, reflecting decreases in both the allowance and loan portfolio, period to period. The overall decrease in the allowance reflects the shrinkage in the loan portfolio, $273.3 million as of June 30, 2010 as compared to $279.2 million at December 31, 2009 and a reduction in non-performing loans. Classified loans are reviewed quarterly and reserves or write down of principal taken as needed.

Delinquency 30 or more days past due as of June 30, 2010 was $11.8 million, or 4.32% of total loans, as compared to $10.2 million, or 3.69%, at December 31, 2009.  The slight increase included a single loan of $1.3 million well collateralized by a commercial building in New Albany, Indiana.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of June 30, 2010 were $6.2 million, compared to $9.9 million at the same date in 2009 and $7.2 million at December 31, 2009, decreasing in June from both prior periods as work-outs and foreclosures were completed. Non-performing loans as a percent of total loans were 2.28%, 3.56% and 2.59%, respectively, for those periods. The expense for the provision for loan losses decreased to $525,000 for the six months ended June 30, 2010, as compared to $2.4 million for the same period in 2009. The 2009 provision reflected specific reserves taken for certain large relationships, which were subsequently written off as partial charge-offs at December 31, 2009. Net charge-offs for the six-month period ended June 30, 2010 were $748,000 as compared to net charge-offs of $125,000 for the same period in 2009. The increase was primarily due to charge-offs taken on two loans.

Although management believes that its allowance for loan losses at June 30, 2010, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.  In December 2009, the Corporation modified its methodology for analysis of the allowance, reducing the historical look-back period to three years, from five, and incorporating greater stratification of loan types and concentrations.

Other changes in the asset mix of the Corporation occurred with varying impact on the financial statements.  Interest receivable decreased 19.7% over the six-month period from $2.2 million as of December 31, 2009 to $1.8 million as of June 30, 2010, as yields and average balances both dropped. Real estate owned due to foreclosure decreased from $253,000 as of December 31, 2009 to $45,000 at June 30, 2010 reflecting the Corporation’s aggressive management of foreclosed property.   Prepaid assets dropped as $215,000 in prepaid FDIC assessments were expensed for the first six months of 2010.

Deposits totaled $288.6 million at June 30, 2010, an increase of $12.0  million, or 4.4%, compared to total deposits at December 31, 2009 of $276.6 million. During the six-month period ended June 30, 2010, noninterest-bearing transactional deposit accounts decreased slightly by 5.7%, or $1.3 million, while interest-bearing accounts, primarily money market demand deposit accounts and certificate of deposit accounts, increased 5.3%, or $13.4 million.  The largest deposit increases for the period came primarily from the south central Indiana branches.

Borrowings totaled $71.2 million at June 30, 2010 versus $86.2 million at December 31, 2009, a drop of $15.0 million, or 17.4%, period to period, as the Corporation used portions of excess liquidity to pay down advances.  Of total borrowings, $64.0 million and $79.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 4.65% and 4.56% at the respective dates. These balances and average rates on advances from the FHLB compare to $84.0 million and 4.58% at June 30, 2009.  The increase in the average rate in 2010 resulted from the repayment of lower cost advances over the period, leaving some of the longer term, higher rate advances outstanding.  The drop in average balances, June 2009 to June 2010, resulted in a $430,000, or 19.7%, decrease in the cost of borrowing period to period. Borrowing costs of $1.8 million for the six months ended June 30, 2010 compared to $2.2 million for the same period in 2009.  The Corporation primarily utilizes bullet advances from the Federal Home Loan Bank, although similar borrowing can be achieved through the Federal Reserve Bank of St. Louis.  Bullet advances have steep penalties for prepayment and therefore the Corporation only repays these borrowings at maturity.

Other liabilities totaled remained constant at $1.7 million at both June 30, 2010 and December 31, 2009.

Stockholders’ equity totaled $32.0 million at June 30, 2010, an increase of $1.3 million, or 4.3%, from the $30.7 million at December 31, 2009.  The increase was primarily due to the change in the unrealized gains on available-for-sale investments, at a gain position of $1.1 million at June 30, 2010, as compared to $453,000 at December 31, 2009, and year-to-date net income of $1.4 million.  The Corporation paid dividends totaling $814,000 to preferred and common shareholders during the period, with dividends to common shareholders of $.42 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2010, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

General

The Corporation’s net income for the six months ended June 30, 2010 totaled $1.4 million, an increase of $1.2 million from the $181,000 reported for the period ended June 30, 2009. The increase was primarily attributable to a $1.9 million decline in provision expense for the six months ended June 30, 2010, compared to the same period in 2009, and to a significant decrease in the cost of funds, period to period, as deposit and borrowing cost of funds dropped from 2.57% at June 30, 2009 to 2.05% at June 30, 2010. This drop translated to an $808,000, or 17.1%, decrease in interest expense period to period. This compared to a slight decrease in income from interest-earning assets of $96,000, or 1.0%, for the same period, with the yield on loans changing only negligibly from 6.00% at June 30, 2009 to 6.04% a year later, and average balances for the loan portfolio declining. Yields on investments dropped from 4.05% at June 30, 2009 to 3.62% at June 30, 2010. However, income from investments increased from June 30, 2009 to June 30, 2010 on a more than $8.0 million increase in investments held. That increase was comprised roughly of a $3.4 million increase in municipal securities plus a $5.2 million increase in residential mortgage-backed collateralized mortgage obligation securities. Corporate investments dropped by $2.1 million over the same period and federal agency investments grew by a slight $1.5 million. Gain on loan sales to the secondary market, a significant contributor to net income in 2009, decreased dramatically in the first six months of 2010, with income for the six-month period ended June 30, 2010 at $162,000 as compared to $771,000 for the same period in 2009, a decrease of $609,000.

Other items affecting net income included increased income from debit card interchange fees, increased net gains on the sale of available-for-sale securities, a decrease in service charges for overdrawn accounts, and a decrease in the Federal Deposit Insurance Corporation (FDIC) premium assessment. Expense for FDIC insurance for the six-month period ended June 30, 2010 was $241,000, significantly less than the expense for the six-month period ended June 30, 2009 of $425,000. FDIC expense for the 2009 period included a special assessment that was accrued at June 30, 2009 and was paid in September 2009.

Net Interest Income

Total interest income for the six months ended June 30, 2010 remained constant at the $9.5 million also recorded at June 30, 2009. As discussed earlier, loan yields remained nearly flat, period to period, with the yield at June 30, 2010 at 6.04% as compared to 6.0% at the same point a year earlier. Investment income remained constant as yields dropped, but the average balance of investments increased.

Total interest expense for the same period decreased by $808,000, or 17.1%, from the $4.7 million reported at June 30, 2009 to $3.9 million at June 30, 2010. For the six months ended June 30, 2010 interest expense from deposits totaled $2.2 million while interest expense from borrowings totaled $1.8 million, as compared to $2.5 million and $2.2 million for the same period in 2009. Of the overall decrease in interest expense, $378,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as certificates matured and re-priced at the lower rates in effect since the Federal Reserve cuts in 2008, and the spread between interest-earning assets and interest-bearing liabilities widened.  Over the same period, the Corporation experienced a decrease of $430,000, or 19.7%, on interest expense for borrowings as advances were repaid. The average rate paid on those borrowings increased from 4.58% at June 30, 2009 to 4.65% at June 30, 2010 as the Corporation repaid $15.0 million in lower rate advances, leaving higher rate advances outstanding. Total advances outstanding as of June 30, 2010 were $64.0 million as compared to $84.0 million at the same point in 2009.

Net interest income was $5.5 million for the six months ended June 30, 2010, compared to $4.8 million for the same period in 2009, with the increase period to period of $712,000, or 14.7%. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $525,000 provision for losses on loans for the six months ended June 30, 2010, as compared to $2.4 million for the same period in 2009. The 2009 provision, atypical to previous expenses, was the result of specific reserves established primarily for two large loan relationships.  Subsequently, at December 31, 2009, these specific reserves were recorded as partial write downs of the principal balances.  Outside of those specific reserves in 2009, the decrease in the provision expense year-to-year has been predicated primarily on declining levels of loan activity and shrinkage in the loan portfolio, estimated losses on non-performing loans, of which the majority have already been reduced by partial charge-offs or short sales of the underlying collateral, and some improvement in delinquencies, particularly those more than 90 days past due.

Non-performing loans as of June 30, 2010 were $6.2 million, a decrease of $3.7 million, from the $9.9 million at the same point in 2009, as work-out and foreclosure activity effects were seen. Delinquency for loans 30-89 days past due as of June 30, 2010 totaled $5.4 million as compared to $3.1 million at the same point in 2009, with total delinquency at $11.6 million at June 30, 2010 as compared to $13.0 million at June 30, 2009. While management believes that the allowance for losses on loans is adequate at June 30, 2010, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $643,000 during the six months ended June 30, 2010 to $1.7 million, as compared to the $2.3 million reported for the same period in 2009. The decrease was due primarily to the decrease in loan sales into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the six months ending June 30, 2010 totaled $162,000, a decrease of $609,000 from the $771,000 recorded for the same period ended June 30, 2009. Service fees and charges, which includes income from overdrawn deposit accounts (NSF fees), decreased $142,000 as customers appeared to be more frugal in their spending habits. Offsetting that decrease were losses on foreclosed real estate owned, which were less for the six-month period ended June 30, 2010, at $9,000, as compared to net losses of $46,000 at the same point in 2009. Gains on the sale of available-for-sale securities for the six months ended June 30, 2010 were $131,000, as compared to $97,000 for the same period in 2009, as the Corporation took advantage of gain positions on investments with pending call options. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expense

Total other expense experienced only modest change period to period, with a net decrease of $21,000, or 0.4%, from June 30, 2009 to June 30, 2010.  The only significant change was in the FDIC assessment for the period, which totaled $241,000 for the six months ended June 30, 2010, as compared to $425,000 for the period ended June 30, 2009. FDIC expense for the 2009 period included a special assessment that was accrued at June 30, 2009 and was paid in September 2009. The Corporation prepaid $1.6 million in FDIC assessment fees on December 31, 2009, of which $223,000 was expensed during the six-month period ended June 30, 2010. Expenses related to salaries, occupancy, advertising and data processing costs all increased consistent with the growth of the Corporation.

Income Taxes

Tax expense of $440,000 was recorded for the six-month period ended June 30, 2010 as compared to a tax benefit of $309,000 for the comparable period in 2009.  For the 2010 period, the Corporation had pre-tax income of $1.9 million as compared to a pre-tax loss of $128,000 for the 2009 period.  The effective tax rate was 23.43% for the six-month period ended June 30, 2010.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

General

The Corporation’s net income for the three months ended June 30, 2010, totaled $716,000, an increase of $1.1 million from the net loss of $362,000 reported for the period ended June 30, 2009. Other than the 2009 dramatic increase in the provision expense, which was the primary contributor to the net loss in 2009, the increase in income for the 2010 period was primarily attributable to a significant decrease in the cost of funds, period to period, as deposit and borrowing cost of funds dropped from 2.57% at June 30, 2009 to 2.05% at June 30, 2010. This drop translated to a $411,000, or 17.6%, decrease in interest expense period to period. This compared to a slight decrease in income from interest-earning assets of $60,000, or 1.3%, for the same period, with the yield on loans changing only negligibly from 6.00% at June 30, 2009 to 6.04% a year later, and average balances for the loan portfolio declining. Yields on investments dropped from 4.05% at June 30, 2009 to 3.62% at June 30, 2010. However, income from investments increased from June 30, 2009 to June 30, 2010 due to the nearly $8.0 million increase in investments held.  That increase was comprised roughly of a $3.4 million increase in municipal securities plus a $5.2 million increase in residential mortgage-backed collateralized mortgage obligation securities. Corporate investments dropped by $2.1 million over the same period and federal agency investments grew by a slight $1.5 million.

Gain on loan sales to the secondary market, a significant contributor to net income in 2009, decreased dramatically, with income for the three-month period ended June 30, 2010 at $75,000 as compared to $398,000 for the same period in 2009, a decrease of $323,000, or 81.1%.

Other items affecting net income included decreases in service charges for overdrawn accounts and a decrease in the Federal Deposit Insurance Corporation (FDIC) premium assessment. Expense for FDIC insurance for the three-month period ended June 30, 2010 was $115,000, less than the expense for the three-month period ended June 30, 2009 of $185,000, primarily due to the June 30, 2009 accrual of the special assessment paid in September of 2009.

Net Interest Income

Total interest income for the three months ended June 30, 2010 increased slightly, $59,000, or 1.3%, from $4.7 million at June 30, 2009 to $4.8 million at June 30, 2010.

Total interest expense for the same period decreased by $411,000, or 17.6%, from the $2.3 million reported at June 30, 2009 to $1.9 million at June 30, 2010. For the three months ended June 30, 2010 interest expense from deposits totaled $1.1 million while interest expense from borrowings totaled $851,000, as compared to $1.3 million and $1.1 million for the same period in 2009. Of the overall decrease in interest expense, $185,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as the effect of the Federal Reserve rate cuts in 2008 continued to affect depositors and widen the spread on interest-bearing balances. Over the same period, the Corporation experienced a decrease of $226,000 on interest expense for borrowings as advances were repaid. The average rate paid on those borrowings increased from 4.58% at June 30, 2009 to 4.65% at June 30, 2010 as lower rate advances were repaid leaving higher rate advances outstanding.

Net interest income was $2.8 million for the three months ended June 30, 2010 and $2.4 million for the same period in 2009, with an increase period to period of $470,000, or 19.8%. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $360,000 provision for losses on loans for the three months ended June 30, 2010, as compared to $2.1 million for the same period in 2009. The 2009 provision expense represented probable incurred losses recognized primarily for two large loan relationships. In addition to this atypical provision expense, the decrease in the provision expense year-to-year has been predicated primarily on declining levels of loan activity, shrinkage in the loan portfolio and the reduction of non-performing loans.

Other Income

Other income decreased by $382,000 during the three months ended June 30, 2010 to $873,000, as compared to the $1.3 million reported for the same period in 2009.  The decrease was due primarily to the decrease in loan sales into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the three months ending June 30, 2010 totaled $75,000, a decrease of $323,000 from the $398,000 recorded for the same period ended June 30, 2009. Period to period, service fees and charges, which includes income from loan origination activities and overdrawn deposit accounts (NSF fees), decreased $105,000 as customers appeared to be more frugal in their spending habits and loan demand declined sharply. Offsetting those decrease were increases in the income from ATM/Debit card interchange fees, $93,000 for the three months ended June 30, 2010, as compared to $79,000 for the same period in 2009 and increased income from the gain on sales of available-for-sale investments, $97,000, for the three months ended June 30, 2010, as compared to $72,000 for the same period ended June 30, 2009. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expense

Total other expense experienced only modest change period to period, with a net increase of $50,000, or 2.1%, from June 30, 2009 to June 30, 2010. The only significant change was in the FDIC assessment for the period, which totaled $115,000 for the three months ended June 30, 2010, as compared to $185,000 for the period ended June 30, 2009. The expense for the three months ended June 30, 2009 included the June 30, 2009 accrual for the special assessment. That assessment was accrued as of June 30, 2009 and was collected by the FDIC in September. The Corporation prepaid $1.6 million in FDIC assessment fees on December 31, 2009, of which $106,000 was expensed during the three-month period ended June 30, 2010. Expenses related to salaries, occupancy, advertising and data processing costs all increased consistent with the growth of the Corporation. For the three-month period ended June 30, 2010, salaries and employee benefits increased by $67,000, or 5.6% to $1.3 million as compared to $1.2 million for the same period in 2009. Professional fees increased $17,000, or 19.3%, period to period, primarily due to the costs of acquiring the New Albany branch. Data processing fees and occupancy and equipment expenses, both relating to growth within the Corporation, increased a total of $38,000, or 9.6%.

Income Taxes

Tax expense of $218,000 was recorded for the three-month period ended June 30, 2010 as compared to a tax benefit of $435,000 for the comparable period in 2009. For the 2010 period, the Corporation had pre-tax income of $934,000 as compared to a pre-tax loss of $797,000 for the 2009 period. The effective tax rate was 23.34% for the three-month period ended June 30, 2010. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

LIQUIDITY RESOURCES

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2010, the Bank had $64.0 million in such borrowings, with an additional $38.0 million available, previously approved by the Bank’s board of directors.  Based on collateral, an additional $32.0 million could be available, if the board of directors determines the need. In addition, at June 30, 2010, the Bank had commitments to fund loan originations of $2.8 million, unused home equity lines of credit of $16.3 million and unused commercial lines of credit of $9.7 million.  Commitments to sell loans as of that date were $2.0 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

RIVER VALLEY BANCORP

Date: August 16, 2010	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached