Form 10-Q
period 2010-09-30
RIVER VALLEY BANCORP
filed 2010-11-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-21765

RIVER VALLEY BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-1984567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Clifty Drive, Madison, Indiana	47250
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of November 12, 2010 was 1,514,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,048	$2,021
Interest-bearing demand deposits	5,868	9,465
Federal funds sold	1,903	1,901
Cash and cash equivalents	9,819	13,387
Investment securities available for sale	77,080	79,561
Loans held for sale	638	175
Loans	270,596	279,202
Allowance for loan losses	3,489	2,611
Net loans	267,107	276,591
Premises and equipment, net	7,893	7,522
Real estate, held for sale	570	253
Federal Home Loan Bank stock	4,850	4,850
Interest receivable	2,055	2,211
Cash value of life insurance	9,446	8,202
Goodwill	79	31
Other assets	2,772	3,379
Total assets	$382,309	$396,162

Liabilities
Deposits
Noninterest-bearing	$24,582	$23,448
Interest-bearing	256,515	253,138
Total deposits	281,097	276,586
Borrowings	65,217	86,217
Interest payable	534	669
Dividends payable	318	316
Other liabilities	2,690	1,659
Total liabilities	$349,856	$365,447

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 and 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,514,472 and 1,504,472 shares	7,544	7,471
Retained earnings	18,294	17,791
Accumulated other comprehensive income	1,615	453
Total stockholders’ equity	32,453	30,715
Total liabilities and stockholders’ equity	$382,309	$396,162

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$12,022	$12,182	$3,996	$4,043
Investment securities	2,022	2,026	653	693
Interest-earning deposits and other	92	123	29	42
Total interest income	14,136	14,331	4,678	4,778

Interest Expense
Deposits	3,185	3,803	1,030	1,271
Borrowings	2,523	3,221	765	1,033
Total interest expense	5,708	7,024	1,795	2,304

Net Interest Income	8,428	7,307	2,883	2,474
Provision for loan losses	1,915	2,573	1,390	135
Net Interest Income After Provision for Loan Losses	6,513	4,734	1,493	2,339

Other Income
Service fees and charges	1,469	1,632	527	548
Net realized gains on sale of available-for-sale securities	306	97	175	--
Net gains on loan sales	385	927	223	156
Interchange fee income	274	227	97	80
Increase in cash value of life insurance	245	245	86	89
Gain/(loss) on sale of premises, equipment and real estate held for sale	(10)	(41)	--	5
Other income	129	146	40	61
Total other income	2,798	3,233	1,148	939

Other Expenses
Salaries and employee benefits	3,703	3,528	1,211	1,141
Net occupancy and equipment expenses	996	920	339	304
Data processing fees	356	290	129	97
Advertising	318	281	113	90
Legal and professional fees	252	278	55	87
Amortization of mortgage servicing rights	92	108	35	35
Federal Deposit Insurance Corporation assessment	351	665	111	240
Other expenses	1,117	1,046	396	304
Total other expenses	7,185	7,116	2,389	2,298
Income Before Income Tax	2,126	851	252	980
Income tax expense (benefit)	400	(79)	(39)	231

Net Income	$1,726	$930	$291	$749
Preferred stock dividends	(272)	--	(90)	--
Net Income Available to Common Stockholders	$1,454	$930	$201	$749

Basic earnings per common share	$.96	$.62	$.13	$.50
Diluted earnings per common share	.96	.62	.13	.50
Dividends per common share	.63	.63	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)

Net income	$1,726	$930	$291	$749
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $756, $519, $332, and $492	1,353	966	593	896
Less: Reclassification adjustment for gains included in net income, net of tax expense of $116, $33, $69 and $0	190	64	105	--
	1,163	902	488	896
Comprehensive income	$2,889	$1,832	$779	$1,645

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In Thousands)
Operating Activities
Net income	$1,726	$930
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,915	2,573
Depreciation and amortization	376	344
Investment securities gains	(306)	(97)
Loans originated for sale in the secondary market	(14,253)	(41,036)
Proceeds from sale of loans in the secondary market	14,051	41,212
Gain on sale of loans	(385)	(927)
Amortization of net loan origination cost	71	104
Employee Stock Ownership Plan compensation	29	53
Net change in:
Interest receivable	156	100
Interest payable	(135)	5
Prepaid FDIC assessment	325	--
Other adjustments	(492)	1,678
Net cash provided by operating activities	3,078	4,939

Investing Activities
Purchases of securities available for sale	(16,822)	(34,809)
Proceeds from maturities of securities available for sale	11,722	15,575
Proceeds from sales of securities available for sale	9,637	1,620
Net change in loans	6,686	5,604
Purchases of premises and equipment	(172)	(112)
Purchase of cash value life insurance	--	--
Net cash received in branch acquisition	582	--
Proceeds from sale of premises and equipment	--	4
Proceeds from sale of real estate acquired through foreclosure	485	441
Net cash provided by (used in) investing activities	12,118	(11,677)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(4,781)	3,984
Certificates of deposit	8,135	16,089
Proceeds from borrowings	3,000	6,000
Repayment of borrowings	(24,000)	(16,000)
Cash dividends	(1,222)	(946)
Advances by borrowers for taxes and insurance	68	45
Other financing activities	36	--
Net cash provided by (used in) financing activities	(18,764)	9,172

Net Change in Cash and Cash Equivalents	(3,568)	2,434
Cash and Cash Equivalents, Beginning of Period	13,387	10,033
Cash and Cash Equivalents, End of Period	$9,819	$12,467
Additional Cash Flows and Supplementary Information
Interest paid	$5,843	$7,019
Income tax paid	328	221
Transfers to real estate held for sale	811	610

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$1,454	1,508,904	$.96	$930	1,502,709	$.62
Effect of dilutive RRP awards and stock options		5,300			8,444
Diluted earnings per share Income available to common stockholders and assumed conversions	$1,454	1,514,204	$.96	$930	1,511,153	$.62

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$201	1,512,472	$.13	$749	1,504,472	$.50
Effect of dilutive RRP awards and stock options		3,456			7,349
Diluted earnings per share Income available to common stockholders and assumed conversions	$201	1,515,928	$.13	$749	1,511,821	$.50

Net income for the three-month period ending September 30, 2010 of $291,000 was reduced by $90,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $201,000.  Net income for the nine-month period ending September 30, 2010 of $1,726,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,454,000.  The Corporation issued the preferred stock in the fourth quarter of 2009; therefore, no similar adjustment was necessary for the three-month or nine-month periods ended September 30, 2009.

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share were outstanding for the three-month and nine-month periods ending September 30, 2010 and September 30, 2009. Options to purchase 19,000 shares of common stock at $14.56 per share and 8,400 shares at $13.25 per share were outstanding for the three- and nine-month periods ending September 30, 2009.  These groups of options were not included in the computation of diluted earnings per share for each period because the option price was greater than the average market price of the common shares.

In addition, options to purchase 15,000 shares and 27,400 shares of common stock at exercise prices ranging from $5.38 to $14.56 were outstanding at September 30, 2009 and September 30, 2010, respectively. These options were included in the diluted shares outstanding for the three-month and nine-month periods ended September 30, 2009 and September 30, 2010.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009, respectively (in thousands).

		September 30, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$23,823	$--	$23,823	$--
Residential mortgage- backed agency securities	30,447	--	30,447	--
State and municipals	21,866	--	21,866	--
Corporate	944	--	--	944
Total	$77,080	$--	$76,136	$944

		December 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities:
Federal agencies	$30,397	$--	$30,397	$--
Residential mortgage- backed agency securities	27,651	--	27,651	--
State and municipals	20,665	--	20,665	--
Corporate	848	--	--	848
Total	$79,561	$--	$78,713	$848

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009:

	Available-For-Sale Securities
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In Thousands)

Beginning balance	$848	$1,083

Total realized and unrealized gains and losses
Amortization included in net income	6	3
Unrealized gains (losses) included in other comprehensive income	102	(216)
Purchases, issuances and settlements including pay downs	(12)	(13)
Transfers in and/or out of Level 3	--	--

Ending balance	$944	$857

	Available-For-Sale Securities
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(In Thousands)

Beginning balance	$1,000	$1,065

Total realized and unrealized gains and losses
Amortization included in net income	2	1
Unrealized gains (losses) included in other comprehensive income	(54)	(203)
Purchases, issuances and settlements including pay downs	(4)	(6)
Transfers in and/or out of Level 3	--	--

Ending balance	$944	$857

There were no realized or unrealized gains or losses included in net income for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009.

At September 30, 2009, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at September 30, 2010. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Corporation is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009, respectively (in thousands).

		September 30, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,138	$--	$--	$4,138
Mortgage servicing rights	124	--	--	124

		December 31, 2009
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)

Impaired loans	$7,288	$--	$--	$7,288
Mortgage servicing rights	443	--	--	443

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

Mortgage servicing rights recorded as an asset and into income during the nine months ended September 30, 2010 and the year ended December 31, 2009 totaled $124,000 and $443,000, respectively.  For the nine months ended September 30, 2010, impairment on prior period mortgage servicing rights was recovered and included in income in the amount of $14,000.  This compares to impairment recorded against income for the year ended December 31, 2009 of $38,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets	(In Thousands)
Cash and cash equivalents	$9,819	$9,819	$13,387	$13,387
Investment securities available for sale	77,080	77,080	79,561	79,561
Loans including loans held for sale, net of allowance for losses	267,745	276,758	276,766	284,215
Stock in FHLB	4,850	4,850	4,850	4,850
Interest receivable	2,055	2,055	2,211	2,211
Mortgage servicing rights	537	842	505	825

Liabilities
Deposits	281,097	284,813	276,586	279,524
FHLB advances	58,000	63,359	79,000	83,054
Borrowings	7,217	4,886	7,217	6,053
Interest payable	534	534	669	669
Advance payments by borrowers for taxes and insurance	178	178	101	101

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	--	--	--	--
Standby letters of credit	--	--	--	--

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of September 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities:
September 30, 2010
Federal agencies	$23,161	$662	$--	$23,823
Residential mortgage-backed agency securities	29,099	1,350	2	30,447
State and municipal	20,552	1,333	19	21,866
Corporate	1,771	--	827	944
Total investment securities	$74,583	$3,345	$848	$77,080

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
December 31, 2009
Federal agencies	$30,164	$336	$103	$30,397
Residential mortgage-backed agency securities	26,682	1,010	41	27,651
State and municipal	20,243	551	129	20,665
Corporate	1,777	--	929	848
Total investment securities	$78,866	$1,897	$1,202	$79,561

The amortized cost and fair value of available-for-sale securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
September 30, 2010	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$--	$--
One to five years	22,412	22,985
Five to ten years	9,749	10,303
After ten years	13,323	13,345
	45,484	46,633
Residential mortgage-backed agency securities	29,099	30,447
Totals	$74,583	$77,080

The carrying value of securities pledged as collateral, to secure public deposits, borrowings and for other purposes, was $16,425,000 and $23,136,000 at September 30, 2010 and December 31, 2009, respectively.

Proceeds from sales of securities available for sale during the nine-month period ended September 30, 2010 and September 30, 2009 were $9,637,000 and $1,620,000, respectively. Gross gains of $309,000 and losses of $3,000 resulting from sales and calls of available-for-sale securities were realized during the nine-month period ended September 30, 2010.  Comparatively, gross gains of $97,000 and no losses were realized for the nine-month period ended September 30, 2009.

Proceeds from sales of securities available for sale during the three-month period ended September 30, 2010 and September 30, 2009 were $2,271,000 and $0, respectively. Gross gains of $175,000 and losses of $0 resulting from sales and calls of available-for-sale securities were realized during the three-month period ended September 30, 2010.  Comparatively, there were no gains or losses realized for the three-month period ended September 30, 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010 was $1,704,000, which is approximately 2.2% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2009 was $21,210,000, which represented 26.7% of the Corporation’s investment portfolio.  Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Residential mortgage-backed agency securities	$--	$--	$1	$(2)	$1	$(2)
State and Municipal	--	--	759	(19)	759	(19)
Corporate	--	--	944	(827)	944	(827)

Total temporarily impaired securities	$--	$--	$1,704	$(848)	$1,704	$(848)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$11,985	$(103)	$--	$--	$11,985	$(103)
Residential mortgage-backed agency securities	5,125	(41)	--	--	5,125	(41)
State and Municipal	1,151	(14)	2,101	(115)	3,252	(129)
Corporate	--	--	848	(929)	848	(929)

Total temporarily impaired securities	$18,261	$(158)	$2,949	$(1,044)	$21,210	$(1,202)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation did not consider those investments to be other-than-temporarily impaired at September 30, 2009.  There are no U.S. government agency investments in a continuous loss position as of September 30, 2010.

Residential Mortgage-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes.  The Corporation expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation.  The two, ALESCO 9A and PRETSL XXVII Ltd, had unrealized losses at September 30, 2010 of $530,000 and $297,000, respectively.  At December 31, 2009, the unrealized losses on these two investments were $655,000 and $274,000, respectively.  These two securities are rated Ba1 and A3, respectively, by Moody’s indicating these securities are considered of moderate investment quality and credit risk. One issue is in the highest tranche and the second issue is in the second highest tranche of the total issue, providing good collateral coverage at those tranche levels, thus providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral position of the tranches, projected cash flows and the credit ratings. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at September 30, 2010.

NOTE 6:  ALLOWANCE FOR LOAN LOSSES

The following tables analyze the changes in the allowance during the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 respectively.

	Allowance for Loan Losses
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In Thousands)

Balance at beginning of period	$2,611	$2,364

Charge-offs:
Real estate loans	(1,315)	(131)
Consumer loans	(111)	(107)
Commercial loans	(377)	(34)
Total charge-offs	(1,803)	(272)
Recoveries	766	109
Net (charge-offs) recoveries	(1,037)	(163)
Provision for losses on loans	1,915	2,573
Balance at end of period	$3,489	$4,774

	Allowance for Loan Losses
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(In Thousands)

Balance at beginning of period	$2,388	$4,677

Charge-offs:
Real estate loans	(727)	(19)
Consumer loans	(35)	(34)
Commercial loans	--	--
Total charge-offs	(762)	(53)
Recoveries	473	15
Net (charge-offs) recoveries	(289)	(38)
Provision for losses on loans	1,390	135
Balance at end of period	$3,489	$4,774

Information on impaired loans is summarized below.

	September 30, 2010	December 31, 2009
	(In Thousands)

Impaired loans with an allowance	$4,918	$--
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	11,677	15,803

Allowance for impairment loans (included in the Corporation’s allowance for loan losses)	780	--

At September 30, 2010 and December 31, 2009, the Corporation had non-accruing loans totaling $6,862,000 and $7,199,000, respectively.  At September 30, 2010 and December 31, 2009, there were no accruing loans delinquent 90 days or more.

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

NOTE 9:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2009 consolidated condensed financial statements to conform to the September 30, 2010 presentation.

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

•
Partial charge-off of previously allocated specific reserves. Management has been proactive and prudent in identifying the potential for loss on specific loans and loan relationships, and in prior periods has established “specific reserves” within the allowance for loan loss for those potential losses. Specific reserves are estimates, based on collected data such as updated appraisals, analysis of the financial condition of the borrower, and estimates of the outcome in the event of failure of the loan. Specific reserves are not realized charge-offs since the outcome of the loan relationship is undetermined. Regulatory pressure has been to include these specific reserve estimates as realized charge-offs in the computation of historical charge-off data. In December 2009, in response to this pressure, management elected to include these specific reserve estimates as charge-offs within the allowance for loan losses activity to provide consistency between the historical charge-off data utilized within the allowance analysis and the actual account activity.  In 2010, management elected to utilize specific reserves if the loss had not yet been confirmed; however, these specific reserves are still included as charge-offs in the computation of the historical charge-off data used in the allowance calculation.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of September 30, 2010, and December 31, 2009, mortgage servicing rights had carrying values of $537,000 and $505,000 respectively.

FINANCIAL CONDITION

At September 30, 2010, the Corporation’s consolidated assets totaled $382.3 million, a decrease of $13.9 million, or 3.5%, from December 31, 2009.  Highlights for the period included the acquisition of a branch location in New Albany, Indiana, the purchase of an additional $1.0 million of Bank-owned life insurance, the repayment of $21.0 million in Federal Home Loan Bank advances, deposit growth and an increase in the allowance for loan losses.

The branch acquisition included $1.2 million in demand and maturity deposits; building and fixtures valued at $502,000; and goodwill and core deposit intangibles of $48,000 and $28,000 respectively. Net cash received in this transaction totaled $582,000.

Interest-bearing demand deposits held by the Corporation decreased by $3.6 million to $5.9 million at September 30, 2010.  This compared to $9.5 million at December 31, 2009. During the period, the Corporation also experienced a reduction in net loans of $9.5 million, and a $2.5 million reduction in the investment portfolio. The decrease in the loan portfolio year-to-date was the result of conventional 1-4 family portfolio mortgages being refinanced and sold into the secondary market, certain non-performing loans being reduced by short sales and write downs, and a reduced demand for lending in general. Certain available-for-sale investments were sold in 2010 for liquidity and to take advantage of gain positions.

The Corporation’s consolidated allowance for loan losses totaled $3.5 million at September 30, 2010 as compared to $2.6 million at December 31, 2009. The increase reflects a year-to-date 2010 provision expense of $1.9 million and net charge-off activity of $1.0 million. In addition to those net charge-offs, specific reserves were established during the period for three loan relationships, totaling $780,000.  Of those reserves, $467,000 was for one loan collateralized by a piece of property that was valued at $1.4 million in February of 2009 and decreased in value by 51.4%, to $695,000 as of September, 2010.  Funding for the allowance represented 1.29% and .94% of total loans for September 30, 2010 and December 31, 2009, respectively.  Classified loans are reviewed quarterly and reserves or write down of principal are taken as needed.  The Corporation treats specific reserves as charge-offs in calculating the historical charge-off rates for the analysis of the allowance for loan losses.

Delinquency 30 or more days past due as of September 30, 2010 was $12.3 million, or 4.54% of total loans, as compared to $10.2 million, or 3.69%, at December 31, 2009.  The increase included a single loan of $1.3 million well collateralized by a commercial building in New Albany, Indiana.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of September 30, 2010 were $6.9 million, compared to $10.0 million at the same date in 2009 and $7.2 million at December 31, 2009, decreasing in September from both prior periods as work-outs and foreclosures were completed. Non-performing loans as a percent of total loans were 2.54%, 3.58% and 2.59%, respectively, for those periods. The expense for the provision for loan losses was $1.9 million for the nine months ended September 30, 2010, as compared to $2.6 million for the same period in 2009. The 2009 provision reflected specific reserves taken for certain large relationships, which were subsequently written off as partial charge-offs at December 31, 2009. Net charge-offs for the nine-month period ended September 30, 2010 were $1.0 million as compared to net charge-offs of $163,000 for the same period in 2009. The increase was primarily due to charge-offs taken on two loans.

Although management believes that its allowance for loan losses at September 30, 2010, was appropriate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations.  Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.  In December 2009, the Corporation modified its methodology for analysis of the allowance, reducing the historical look-back period to three years, from five, and incorporating greater stratification of loan types and concentrations.

Other changes in the asset mix of the Corporation occurred with varying impact on the financial statements. Reflective of the economic environment, real estate held for sale increased by $317,000, from $253,000 as of December 31, 2009 to $570,000 as of September 30, 2010.  Other assets, primarily comprised of prepaid assets and mortgage servicing rights declined by $607,000 primarily due to declines in prepaid assets.  The decrease in prepaid assets was due primarily to a reduction period to period, in prepaid FDIC assessment, $325,000 expensed, and prepaid insurance and retirement assets of $308,000.  Interest receivable decreased 7.1% over the nine-month period from $2.2 million as of December 31, 2009 to $2.1 million as of September 30, 2010, as yields and average balances both dropped.  Loans held for sale to the Federal Home Loan Mortgage Corporation (FHLMC) increased from $175,000 at December 31, 2009 to $638,000 at September 30, 2010 due to the increase in refinancing activity.

Deposits totaled $281.1 million at September 30, 2010, an increase of $4.5 million, or 1.6%, compared to total deposits at December 31, 2009 of $276.6 million. During the nine-month period ended September 30, 2010, noninterest-bearing transactional deposit accounts increased slightly by 4.8%, or $1.1 million, and interest-bearing accounts, primarily money market demand deposit accounts and certificate of deposit accounts, increased 1.3%, or $3.4 million.  Deposit growth for the period has been consistently strong and these slight increase figures are not indicative of the overall growth in deposits for the year as a single depositor withdrew $10.0 million in September of 2010 in connection with a large commercial construction project.

Borrowings totaled $65.2 million at September 30, 2010 versus $86.2 million at December 31, 2009, a drop of $21.0 million, or 24.4%, period to period, as the Corporation used portions of excess liquidity to pay down advances.  Of total borrowings, $58.0 million and $79.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 3.84% and 4.56% at the respective dates. These balances and average rates on advances from the FHLB compare to $80.0 million and 4.55% at September 30, 2009.  In August, the Corporation took advantage of a program with the FHLB, restructuring a portion of existing advances to lower rates, with similar terms. Advances of $19.0 million, averaging a cost of 5.38%, were restructured to an average cost of 3.28% and an average term of 4.5 years. The restructuring will result in savings of approximately $33,000 per month. Borrowing costs of $2.5 million for the nine months ended September 30, 2010 compared to $3.2 million for the same period in 2009, reflecting lower average balances on borrowings and the savings from restructuring.  The Corporation primarily utilizes bullet advances from the Federal Home Loan Bank.  Bullet advances have steep penalties for prepayment and therefore the Corporation typically only repays these borrowings at maturity.

Other liabilities increased by $1.0 million from $1.7 million at December 31, 2009 to $2.7 million at September 30, 2010, primarily due to a $640,000 increase, period to period, in the deferred tax liability for unrealized gains on available-for-sale securities.

Stockholders’ equity totaled $32.5 million at September 30, 2010, an increase of $1.7 million, or 5.7%, from the $30.7 million at December 31, 2009.  The increase was primarily due to the change in the unrealized gains on available-for-sale investments, at a gain position of $1.6 million at September 30, 2010, as compared to $453,000 at December 31, 2009, and year-to-date net income of $1.7 million.  The Corporation paid dividends totaling $1.2 million to preferred and common shareholders during the period, with dividends to common shareholders of $.63 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2010, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

General

The Corporation’s net income for the nine months ended September 30, 2010 totaled $1.7 million, an increase of $796,000 from the $930,000 reported for the period ended September 30, 2009. The increase was fueled by significant decreases in the cost of funds, period to period, as deposit and borrowing cost of funds dropped from 2.47% at September 30, 2009 to 1.80% at September 30, 2010. This drop translated to a $1.3 million, or 18.7%, decrease in interest expense period to period. This compared to a slight decrease in income from interest-earning assets of $195,000, or 1.4%, for the same period, with the yield on loans changing only negligibly from 5.96% at September 30, 2009 to 6.00% a year later, and average balances for the loan portfolio declining. Yields on investments dropped from 4.01% at September 30, 2009 to 3.49% at September 30, 2010. However, income from investments increased from September 30, 2009 to September 30, 2010 on a more than $5.8 million increase in investments held. That increase was comprised roughly of a $3.1 million increase in municipal securities plus an $8.8 million increase in residential mortgage-backed collateralized mortgage obligation securities. Corporate investments dropped by $3.0 million over the same period as did federal agency investments by $2.3 million.  Also contributing significantly to the increase, provision expense declined $658,000 from the nine months ended September 30, 2009 to the same point in 2010.  Gain on loan sales to the secondary market, a significant contributor to net income in 2009, decreased dramatically in the first nine months of 2010, with income for the nine-month period ended September 30, 2010 at $385,000 as compared to $927,000 for the same period in 2009, a decrease of $542,000.

Other items affecting net income included increased income from debit card interchange fees, a decrease in service charges for overdrawn accounts, increased expenses relative to staffing and overhead as the New Albany branch was opened in 2010, and a decrease in the Federal Deposit Insurance Corporation (FDIC) premium assessment. Expense for FDIC insurance for the nine-month period ended September 30, 2010 was $351,000, significantly less than the expense for the nine-month period ended September 30, 2009 of $665,000. FDIC expense for the 2009 period included a special assessment of FDIC premiums.  In 2010, there has not been a special assessment of FDIC premiums.  Also contributing to net income for the period were net gains on the sale of available-for-sale securities, sold for liquidity and to take advantage of strong gain positions.

Net Interest Income

Total interest income for the nine months ended September 30, 2010 was $14.1 million compared to the $14.3 million recorded at September 30, 2009. As discussed earlier, loan yields remained nearly flat, period to period, with the yield at September 30, 2010 at 6.00% as compared to 5.96% at the same point a year earlier. Investment income remained constant as yields dropped, but the average balance of investments increased.

Total interest expense for the same period decreased by $1.3 million, or 18.7%, from the $7.0 million reported at September 30, 2009 to $5.7 million at September 30, 2010. For the nine months ended September 30, 2010 interest expense from deposits totaled $3.2 million while interest expense from borrowings totaled $2.5 million, as compared to $3.8 million and $3.2 million for the same period in 2009. Of the overall decrease in interest expense, $619,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as certificates matured and re-priced at the lower rates in effect since the Federal Reserve cuts in 2008, and the spread between interest-earning assets and interest-bearing liabilities widened.  Over the same period, the Corporation experienced a decrease of $698,000, or 21.7%, on interest expense for borrowings as advances were repaid. The average rate paid on those borrowings decreased from 4.55% at September 30, 2009 to 3.84% at September 30, 2010. The decrease in the average cost of borrowings was primarily due to the restructuring of FHLB advances to take advantage of lower rates, and to the repayment of $22.0 million in advances during the period of September 30, 2009 to September 30 2010. Total advances outstanding as of September 30, 2010 were $58.0 million as compared to $80.0 million at the same point in 2009.

Net interest income was $8.4 million for the nine months ended September 30, 2010, compared to $7.3 million for the same period in 2009, with the increase period to period of $1.1 million, or 15.4%. This reflects the increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $1.9 million provision for losses on loans for the nine months ended September 30, 2010, as compared to $2.6 million for the same period in 2009. The 2009 provision, atypical to previous expenses, was the result of specific reserves established primarily for two large loan relationships.  Subsequently, at December 31, 2009, these specific reserves were recorded as partial write downs of the principal balances. The 2010 provision expense was impacted by the devaluation of collateral on a single loan, valued at $1.4 million in February of 2009 and subsequently valued at $695,000 as of September, 2010.  A reserve for this loan was established at September 30, 2010, with total specific reserves recorded for three relationships of $780,000.  Specific reserves established as of September 30, 2009 were $3.0 million.  The majority of these specific reserves were established in the second quarter of 2009 and subsequently charged off in the fourth quarter of 2009.  Net charge-offs for the nine months ended September 30, 2010 were $1.0 million as compared to $163,000 for the same nine months in 2009. Outside of those specific reserves in 2009, the decrease in the provision expense year-to-year has been predicated primarily on declining levels of loan activity and shrinkage in the loan portfolio, estimated losses on non-performing loans, of which the majority have already been reduced by partial charge-offs or short sales of the underlying collateral, and some consistency in delinquencies, particularly those more than 90 days past due.

Non-performing loans as of September 30, 2010 were $6.9 million, a decrease of $3.1 million, from the $10.0 million at the same point in 2009, as work-out and foreclosure activity effects were seen. Delinquency for loans 30-89 days past due as of September 30, 2010 totaled $5.4 million as compared to $1.8 million at the same point in 2009, with total delinquency at $12.3 million at September 30, 2010 as compared to $11.8 million at September 30, 2009. While management believes that the allowance for losses on loans is appropriate at September 30, 2010, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $435,000 during the nine months ended September 30, 2010 to $2.8 million, as compared to the $3.2 million reported for the same period in 2009. The decrease was due primarily to the decrease in loan sales into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the nine months ending September 30, 2010 totaled $385,000, a decrease of $542,000 from the $927,000 recorded for the same period ended September 30, 2009. Service fees and charges, which includes income from overdrawn deposit accounts (NSF fees), decreased $163,000 as customers appeared to be more frugal in their spending habits.    Offsetting those decreases were losses on foreclosed real estate owned, which were less for the nine-month period ended September 30, 2010, at $10,000, as compared to net losses of $41,000 at the same point in 2009. Interchange fee income, from the use of debit cards, increased for the period by $47,000, or 20.7% from $227,000 for the nine-month period ended September 30, 2009 to $274,000 for the same period in 2010.  Gains on the sale of available-for-sale securities for the nine months ended September 30, 2010 were $306,000, as compared to $97,000 for the same period in 2009, as the Corporation took advantage of gain positions on investments with pending call options to bolster liquidity and increase income. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expense

Total other expense experienced only modest change period to period, with a net decrease of $69,000, or 1.0%, from September 30, 2009 to September 30, 2010.  The most significant change was in the FDIC assessment for the period, which totaled $351,000 for the nine months ended September 30, 2010, as compared to $665,000 for the period ended September 30, 2009. FDIC expense for the 2009 period included a special assessment.  Expenses related to salaries, occupancy, advertising and data processing costs all increased consistent with the growth of the Corporation and most especially with the addition of the New Albany, Indiana branch in August of 2010 and the Floyd Knobs, Indiana branch in June of 2009.  These two branches added ten employees and the associated overhead to corporate expense during the period.

Income Taxes

Tax expense of $400,000 was recorded for the nine-month period ended September 30, 2010 as compared to a tax benefit of $79,000 for the comparable period in 2009.  For the 2010 period, the Corporation had pre-tax income of $2.1 million as compared to pre-tax income of $851,000 for the 2009 period.  The effective tax rate was 18.8% for the nine-month period ended September 30, 2010.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

General

The Corporation’s net income for the three months ended September 30, 2010, totaled $291,000, a decrease of $458,000 from the net income of $749,000 reported for the period ended September 30, 2009.  The decrease in income for the 2010 period was primarily attributable to the third quarter increase in provision expense from specific reserves for certain key relationships, with provision expense recorded for the three months ended September 30, 2010 of $1.4 million, a $1.3 million increase over the $135,000 recorded for the three months ended the same period in 2009.  Meanwhile, other indicators for the Corporation were strong with only slight decreases in income on interest-earning assets, $4.7 million for the three-month period ended September 30, 2010 as compared to $4.8 million in 2009, as yields on loans changed only negligibly from 5.96% at September 30, 2009 to 6.00% a year later, and average balances for the loan portfolio declined. That slight decrease in income compared to a significant decrease in the cost of funds, period to period, as deposit and borrowing cost of funds dropped from 2.47% at September 30, 2009 to 1.80% at September 30, 2010. This drop translated to a $509,000, or 22.1%, decrease in interest expense period to period.  Yields on investments dropped from 4.01% at September 30, 2009 to 3.49% at September 30, 2010. Income from investments for the comparable three-month periods decreased only slightly from September 30, 2009 to September 30, 2010 due to the nearly $5.8 million increase in investments held.

Gain on loan sales to the secondary market, a significant contributor to net income in 2009, decreased dramatically for the nine-month period ended September 30, 2010, as compared with the same period in 2009, but strengthened during the third quarter of 2010 with income for the three-month period ended September 30, 2010 at $223,000 as compared to $156,000 for the same period in 2009, an increase of $67,000, or 42.9%.

Other items affecting net income included decreases in service charges for overdrawn accounts, gains on the sale of available-for-sale securities, and a decrease in the Federal Deposit Insurance Corporation (FDIC) premium assessment. Gains on the sale of available-for-sale securities, sold to bolster liquidity and take advantage of gain positions, totaled $175,000 for the three-month period ended September 30, 2010, compared to no sales and gains in 2009. Expense for FDIC insurance for the three-month period ended September 30, 2010 was $111,000, less than the expense for the three-month period ended September 30, 2009 of $240,000.

Net Interest Income

Total interest income for the three months ended September 30, 2010 decreased slightly, $100,000, or 2.1%, from $4.8 million for the 2009 period to $4.7 million for the 2010 period, primarily due to the shrinkage in the loan portfolio and the reduction in yields on investments, period to period.

Total interest expense for the same period decreased by $509,000, or 22.1%, from the $2.3 million reported at September 30, 2009 to $1.8 million at September 30, 2010. For the three months ended September 30, 2010 interest expense from deposits totaled $1.0 million while interest expense from borrowings totaled $765,000, as compared to $1.3 million and $1.0 million for the same period in 2009. Of the overall decrease in interest expense, $241,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as the effect of the Federal Reserve rate cuts in 2008 continued to affect depositors and widen the spread on interest-bearing balances. Over the same period, the Corporation experienced a decrease of $268,000 on interest expense for borrowings as advances were repaid and restructured to take advantage of lower rates. The average rate paid on those borrowings decreased from 4.55% at September 30, 2009 to 3.84% at September 30, 2010.

Net interest income was $2.9 million for the three months ended September 30, 2010 and $2.5 million for the same period in 2009, with an increase period to period of $409,000, or 16.5%. This reflects the increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $1.4 million provision for losses on loans for the three months ended September 30, 2010, as compared to $135,000 for the same period in 2009.  The 2010 provision represented provision for specific reserves, in the amount of $780,000, established for three relationships and increased provision requirements due to those and other critical relationships.

Other Income

Other income increased by $209,000 during the three months ended September 30, 2010 to $1.1 million, as compared to the $939,000 reported for the same period in 2009.  The increase was due primarily to gains on the sale of available-for-sale securities, $175,000 for the three months ended September 30, 2010 as compared to none in 2009, and strong loan sales into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the three months ending September 30, 2010 totaled $223,000, an increase of $67,000 from the $156,000 recorded for the same period ended September 30, 2009. Period to period increases in income from interchange fees on debit cards were offset by decreases in service fees and charges, which includes income from overdrawn deposit accounts (NSF fees).  Interchange fee income increased $17,000 period to period while service fees and charges decreased $21,000 as customers appeared to be more frugal in their spending habits and loan demand declined sharply. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expense

Total other expense experienced only modest change period to period, with a net increase of $91,000, or 4.0%, from September 30, 2009 to September 30, 2010. With the exception of FDIC assessment expense, increases were consistent with the growth of the Corporation.   Increases in salaries, benefits, and occupancy costs, $1.6 million for the three-month period ending September 30, 2010 as compared to $1.4 million for the same period in 2009, were offset by the decrease in the FDIC assessment for the period, which totaled $111,000 for the three months ended September 30, 2010, as compared to $240,000 for the period ended September 30, 2009. The Corporation prepaid $1.6 million in FDIC assessment fees on December 31, 2009, of which $102,000 was expensed during the three-month period ended September 30, 2010. Data processing and advertising expenses, both relative to growth within the Corporation, increased a total of $55,000, or 29.4%.  Professional fees decreased $32,000, or 36.8%, period to period.

Income Taxes

A tax benefit of $39,000 was recorded for the three-month period ended September 30, 2010 as compared to a tax expense of $230,000 for the comparable period in 2009. For the 2010 period, the Corporation had pre-tax income of $252,000 as compared to pre-tax income of $979,000 for the 2009 period.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance partially offset by the effect of nondeductible expenses.

LIQUIDITY RESOURCES

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2010, the Bank had $58.0 million in such borrowings, with an additional $44.0 million available, previously approved by the Bank’s board of directors.  Based on collateral, an additional $40.2 million could be available, if the board of directors determines the need. In addition, at September 30, 2010, the Bank had commitments to fund loan originations of $9.7 million, unused home equity lines of credit of $16.2 million and unused commercial lines of credit of $7.2 million.  Commitments to sell loans as of that date were $5.9 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

RIVER VALLEY BANCORP

Date: November 15, 2010	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached