Form 10-K
period 2010-12-31
RIVER VALLEY BANCORP
filed 2011-03-16
CIK 1015593

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2010
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Transition Period from _______ to ______

000-21765
Commission File Number

RIVER VALLEY BANCORP
(Exact name of registrant as specified in its charter)
INDIANA	35-1984567
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

430 Clifty Drive, P.O. Box 1590, Madison, Indiana	47250-0590
(Address of principal executive offices)	(Zip Code)

(812) 273-4949
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $10,571,662 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 28, 2011, there were issued and outstanding 1,514,472 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on April 20, 2011 are incorporated in Part III.

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

The activities of the Holding Company have been limited primarily to holding the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its nine full-service office locations in Jefferson, Floyd and Clark Counties, Indiana, and Carroll County, Kentucky, and offers a variety of deposit and lending services to consumer and commercial customers. The Company is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the “OTS”). River Valley Financial is subject to regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits in River Valley Financial are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 43.4% of the Bank’s total loan portfolio at December 31, 2010. The Bank identified loans totaling $1.1 million as held for sale at December 31, 2010. The Bank also offers multi-family mortgage loans, nonresidential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans.

The Bank’s primary market areas are Jefferson, Floyd and Clark Counties in southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky. The Company’s internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

LOAN PORTFOLIO DATA

The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process. Historical data in this table and others reporting loan portfolio data has been restated in some cases to conform to certain loan recategorizations employed as of December 31, 2010.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$117,616	43.38%	$127,397	45.41%	$140,433	48.50%	$128,177	48.47%	$108,628	43.95%
Multi-family	14,997	5.53	12,910	4.60	9,924	3.43	10,274	3.88	9,613	3.89
Construction	6,975	2.57	7,867	2.80	10,999	3.80	14,319	5.41	17,993	7.28
Nonresidential real estate	89,607	33.05	87,483	31.18	83,400	28.80	71,877	27.18	71,610	28.97
Land loans	21,016	7.75	23,065	8.22	22,429	7.75	16,729	6.33	19,115	7.73
Commercial loans	16,413	6.05	17,129	6.10	17,306	5.98	17,043	6.44	13,972	5.65
Consumer loans	4,533	1.67	4,711	1.68	5,058	1.75	6,036	2.28	6,259	2.53
Gross loans receivable	271,157	100.00%	280,562	100.00%	289,549	100.00%	264,455	100.00%	247,190	100.00%

Add/(Deduct):
Deferred loan origination costs	485	.2	464	.2	503	.2	494	.2	487	.2
Undisbursed portions of loans in process	(2,388)	(.9)	(1,824)	(.7)	(2,384)	(.8)	(4,113)	(1.6)	(3,614)	(1.5)
Allowance for loan losses	(3,806)	(1.4)	(2,611)	(.9)	(2,364)	(.8)	(2,208)	(.8)	(2,176)	(.9)
Net loans receivable	$265,448	97.9%	$276,591	98.6%	$285,304	98.6%	$258,628	97.8%	$241,887	97.8%

The following table sets forth certain information at December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance Outstanding at	Due During Years Ended December 31
	December 31, 2010	2011	2012	2013 to 2014	2015 to 2019	2020 to 2024	2025 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$117,616	$3,707	$319	$689	$6,426	$11,328	$95,147
Multi-family	14,997	-	-	215	562	772	13,448
Construction	6,975	6,975	-	-	-	-	-
Nonresidential real estate loans	89,607	4,807	1,114	2,012	5,434	13,705	62,535
Land loans	21,016	12,935	1,070	766	690	1,115	4,440
Commercial loans	16,413	8,881	483	2,496	4,216	337	-
Consumer loans	4,533	1,812	781	1,328	612	-	-
Total	$271,157	$39,117	$3,767	$7,506	$17,940	$27,257	$175,570

The following table sets forth, as of December 31, 2010, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2011
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
One-to-four-family	$13,063	$100,846	$113,909
Multi-family	1,646	13,351	14,997
Construction	-	-	-
Nonresidential real estate loans	5,060	79,740	84,800
Land loans	356	7,725	8,081
Commercial loans	6,384	1,148	7,532
Consumer loans:
Loans secured by deposits	285	-	285
Other loans	2,414	22	2,436
Total	$29,208	$202,832	$232,040

Residential Loans. Residential loans consist primarily of one- to four-family residential loans. Approximately $117.6 million, or 43.4% of the Bank’s portfolio of loans, at December 31, 2010, consisted of one- to four-family residential loans, of which approximately 84.3% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3-3.5% for owner-occupied properties and 3.5%-5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2010 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank has originated residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to, or up to 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2010, approximately 15.7% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2010, the Bank had approximately $94.4 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2010 the Bank originated and retained $2.5 million of fixed rate one- to four-family residential mortgage loans. Typically, these loans would be sold into the secondary market, however, the majority of these loans were originated to existing customers and were retained, rather than sold, due to tightened lending standards in the secondary market. The remainder were short-term loans made for a variety of purposes including the restructuring of nonresidential debt.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2010, the Bank had outstanding approximately $14.3 million of home equity loans, with unused lines of credit totaling approximately $16.4 million. One home equity loan, in the amount of $21,688 was included in non-performing assets as of December 31, 2010. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 85% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

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

At December 31, 2010, $2.3 million of one- to four-family residential mortgage loans, or 0.8% of total loans, were included in the Bank’s non-performing assets.

Construction Loans. The Bank offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

Generally, construction loans are written as 12-month loans, either fixed or adjustable, with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires an 80% Loan-to-Value Ratio for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one- to four-family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not typically charge commitment fees for its construction loans.

At December 31, 2010, $7.0 million, or 2.6% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2010 totaled $1.6 million. Non-performing construction loans at December 31, 2010 totaled $165,257, which is approximately 0.06% of the Bank’s total loan portfolio.

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

Nonresidential Real Estate Loans. At December 31, 2010, $89.6 million, or 33.1% of the Bank’s total loan portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate as adjustable rate loans of varying rates with lock-in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2010, the Bank’s largest nonresidential real estate loan was $4.3 million. Nonresidential real estate loans in the amount of $4.7 million, or 1.7% of total loans, were included in non-performing assets at December 31, 2010.

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

Multi-family Loans. At December 31, 2010, approximately $15.0 million, or 5.5% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2010 was $1.9 million and was secured by multiple single family homes in Scottsburg, Indiana and New Albany, Indiana. Two multi-family loans totaling $910,000 were included in non-performing assets as of December 31, 2010, representing approximately 0.3% of total loans.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” above. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Land Loans. At December 31, 2010, approximately $21.0 million, or 7.8% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans, i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2010, the Bank’s largest land loan totaled $2.3 million. Non-performing land loans in the amount of $1.7 million were included in total non-performing assets as of December 31, 2010, representing 0.6% of total loans.

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

Commercial Loans. At December 31, 2010, $16.4 million, or 6.0% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2010, approximately $14.8 million, or 90.1%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2010, the largest commercial loan was $1.6 million. As of the same date, commercial loans totaling $265,000, or 0.1% of total loans, were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $4.5 million at December 31, 2010, or 1.7% of the Bank’s total loan portfolio. The Bank originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals, although demand for these types of loans has steadily decreased over the past few years. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2010, 71.1% of the Bank’s consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank offers only direct automobile loans that provide the loan directly to a consumer.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2010, consumer loans amounting to $315,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans.

The Bank underwrites fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2010, the Bank serviced $94.4 million in loans sold to the FHLMC.

The Bank focuses its loan origination activities primarily on Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. At December 31, 2010, the Bank held loans totaling approximately $61.7 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s nine full-service offices.

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

The Bank generally requires appraisals on all real property securing its loans and requires an attorney’s opinion or title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing the loan if the property is in a flood plain. The Bank also generally requires private mortgage insurance only on fixed rate residential mortgage loans with Loan-to-Value Ratios of greater than 80%. The Bank does not typically require escrow accounts for insurance premiums or taxes, however, in 2010, due to changes in Regulation Z relative to “high priced mortgages,” the Bank began requiring that certain borrowers escrow for both property taxes and hazard insurance. Under Regulation Z, a “high priced mortgage” is any first mortgage that is 1.5% over the index rate or any second mortgage that is 3.5% over the index rate.

The Bank’s underwriting standards for consumer and commercial loans are intended to protect against some of the risks inherent in making such loans. Borrower character, paying habits and financial strengths are important considerations.

The Bank occasionally purchases and sells participations in commercial loans, nonresidential real estate and multi-family loans to or from other financial institutions. At December 31, 2010, the Bank held no participation loans in its loan portfolio.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Loans Disbursed:
Residential real estate loans	$50,772	$73,315	$49,384
Multi-family loans	5,891	2,149	2,460
Construction loans	5,474	3,943	7,333
Nonresidential real estate loans	10,165	7,071	18,567
Land loans	14,123	11,996	8,152
Commercial loans	14,274	27,733	38,666
Consumer and other loans	3,443	3,178	3,081
Total loans disbursed	104,142	129,385	127,643
Reductions:
Sales	25,185	45,498	10,009
Principal loan repayments and other (1)	90,100	92,600	90,958
Total reductions	115,285	138,098	100,967
Net Increase (decrease)	$(11,143)	$(8,713)	$26,676

(1)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans, net charges to the allowance for loan losses, and restructured debt.

Origination and Other Fees. The Bank realizes income from loan origination fees, loan servicing fees, late charges, checking account service charges and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

NON-PERFORMING AND PROBLEM ASSETS

Mortgage loans are reviewed by the Bank on a regular basis and are placed on a non-accrual status when management determines that the collectibility of the interest is less than probable or collection of any amount of principal is in doubt. Generally, when loans are placed on non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received. The Bank delivers delinquency notices with respect to all mortgage loans contractually past due 10 days. When loans are 16 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

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

Non-performing Assets. At December 31, 2010, $10.4 million, or 2.7% of consolidated total assets, were non-performing loans compared to $7.2 million, or 1.8% of consolidated total assets, at December 31, 2009. The balance of non-performing assets was real estate owned (REO), comprised of real estate taken during forclosure proceedings, held at December 31, 2010, in the amount of $400,000, as compared to $253,000 at December 31, 2009, and troubled debt restructured at December 31, 2010 in the amount of $6.7 million, compared to $1.7 million at the same date a year earlier. Non-performing assets are also discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following table sets forth the amounts and categories of the Bank’s non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is the policy of the Bank that all earned but uncollected interest on all past due loans is reviewed monthly to determine what portion of it should be classified as uncollectible for loans past due in excess of 90 days. Uncollectible interest is written off monthly.

	At December 31
	2010	2009	2008
	(In thousands)
Non-performing assets:
Non-performing loans	$10,381	$7,199	$1,045
Troubled debt restructured	6,747	1,651	-
Total non-performing loans and troubled debt restructured	17,128	8,850	1,045
Foreclosed real estate	400	253	259
Total non-performing assets	$17,528	$9,103	$1,304
Total non-performing loans, including troubled debt restructured, to net loans	6.45%	3.20%	0.37%
Total non-performing assets to total assets	4.53%	2.30%	0.35%

At December 31, 2010, the Bank held loans delinquent from 30 to 89 days totaling $1.9 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2010, 2009, and 2008 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2010				At December 31, 2009				At December 31, 2008
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Residential real estate loans	14	$971	29	$3,214	14	$724	18	$2,117	8	$412	9	$752
Construction loans	-	-	1	165	2	288	1	224	2	261	-	-
Land loans	2	372	3	1,749	1	33	5	2,236	1	45	-	-
Nonresidential real estate loans	-	-	10	4,673	4	1,767	7	2,163	2	585	2	160
Commercial loans	3	542	2	265	7	161	5	450	6	663	3	109
Consumer loans	6	37	5	315	17	70	6	9	13	54	5	24
Total	25	$1,922	50	$10,381	45	$3,043	42	$7,199	32	$2,020	19	$1,045

Delinquent loans to net loans				4.63%				3.70%				1.07%

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

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulation. Not all of the Bank’s classified assets constitute non-performing assets, although the balances of non-performing loans as a percent of total classified is higher than in prior years. Historically, management has been conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. Whereas classified loans for the Bank historically have been a conservative list of loans warranting scrutiny, in 2009 and 2010 the classified list has become weighted heavily by loans and relationships in the lengthy process of foreclosure. The mating of the conservative approach in monitoring problem loans and loans lingering due to foreclosure has created a larger than historical balance of classified assets. As a result, the Bank remains somewhat higher than peer on balances of loans classified.

The classification of assets listing is evaluated monthly by a committee comprised of lending personnel, the Bank Chief Executive Officer, the Chief Financial Officer, Loan Review personnel and the Bank’s Internal Auditor. The list encompasses entire relationships, rather than single problem loans, and removal of loans from the list is only approved by the committee upon demonstrated performance by the borrower.

At December 31, 2010, the Bank’s classified assets, were as follows:

At December 31, 2010
(In thousands)
Substandard assets	$18,868
Doubtful assets	702
Loss assets	-
Total classified assets	$19,570

Regulatory definition requires that total classified assets include classified loans, which at December 31, 2010 included $17.5 million as substandard and $702,000 as doubtful, other real estate owned as a result of foreclosure or other legal proceedings of $400,000, also considered substandard, and two below-investment grade corporate securities, considered substandard, totaling $936,000. Detail of classified loans by loan segment is provided in Footnote 18 to the Consolidated Financial Statements presented later in this Report on Form 10-K.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2010. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio. At December 31, 2010 the allowance for loan losses included $1.2 million in specific reserves for loan losses. None were included at December 31, 2009 as all previously reserved amounts were recorded as partial charge-offs as of that date.

During the fourth quarter of 2009, in compliance with regulatory guidance and in reaction to the economic factors at work, management reviewed and revised the methodolgy for evaluating the adequacy of its allowance for loan and lease losses. Management made the following changes to the methodology:

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

•
Inclusion of specific reserve allocations in historical averages/partial charge-off of previously allocated specific reserves. Management has been proactive and prudent in identifying the potential for loss on specific loans and loan relationships, and in prior periods has established “specific reserves” within the allowance for loan loss for those potential losses. Specific reserves are estimates, based on collected data such as updated appraisals, analysis of the financial condition of the borrower, and estimates of the outcome in the event of failure of the loan. Specific reserves are not realized charge-offs since the outcome of the loan relationship is undetermined. Regulatory pressure has been to include these specific reserve estimates as realized charge-offs in the computation of historical charge-off data and Management’s analysis complies. Since these are estimates of loss, the ultimate charge-off amount could vary.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2010. Additional detail about loan loss experience is presented in Footnote 4 to the Consolidated Financial Statements presented in this Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$2,611	$2,364	$2,208	$2,176	$2,320
Charge-offs:
Real estate loans	(1,690)	(2,453)	(782)	(270)	(247)
Consumer	(130)	(169)	(183)	(183)	(178)
Commercial loans	(405)	(141)	(83)	(213)	(19)
Total charge-offs	(2,225)	(2,763)	(1,048)	(666)	(444)
Recoveries	775	127	124	136	36
Net charge-offs	(1,450)	(2,636)	(924)	(530)	(408)
Provision for losses on loans	2,645	2,883	1,080	562	264
Balance end of period	$3,806	$2,611	$2,364	$2,208	$2,176

Allowance for loan losses as a percent of total loans outstanding	1.41%	.94%	.82%	.83%	.89%

Ratio of net charge-offs to average loans outstanding before net items	.53%	.94%	.32%	.20%	.17%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated. Decreases seen in the “unallocated” category reflect more precise allocation of loan types and concentrations within the revised methodology.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at end of period applicable to:
Residential real estate	$919	51.5%	$898	52.8%	$602	55.7%	$743	57.8%	$954	55.1%
Nonresidential real estate and land	2,608	40.8	1,570	39.4	967	36.6	748	33.5	741	36.7
Commercial loans	157	6.1	46	6.1	158	6.0	144	6.4	114	5.7
Consumer loans	122	1.6	31	1.7	77	1.7	57	2.3	171	2.5
Unallocated	-	-	66	-	560	-	515	-	196	-
Total	$3,806	100.0%	$2,611	100.0%	$2,364	100.0%	$2,208	100.0%	$2,176	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2010, total investments in the portfolio, as defined above and including mortgage-backed securities, had a combined carrying value of approximately $75.2 million, or 19.5%, of the consolidated total assets.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries. All Company investments are available for sale, but the intent of the Company is to hold investments to maturity. Liquidity is met through a combination of deposit growth, borrowing from the Federal Home Loan Bank of Indianapolis, and if needed, sale of investments held at the Bank level. Securities held through the Nevada subsidiaries are held primarily for investment purposes. Securities held at the Bank level are held primarily for liquidity purposes. In 2009, liquidity needs were met primarily through deposit growth and the same held true for 2010. Sales of investments over the last 18 months have been made primarily to take advantage of gain positions on short-term investments, especially those expected to be called in the near future, while funds from maturing investments were reinvested primarily into high quality mortage-backed securities and long term municipals.

The portfolio declined by $4.3 million from December 31, 2009 to the same date in 2010, as $7.9 million in U.S. government and agency securities, most at yields of less than 2%, were replaced with higher yielding, high quality mortgage-backed ($1.2 million) and municipal ($2.2 million) securities. The carrying value of the two trust preferred investments held by the Company, considered to be of higher risk than most investments, improved from $848,000 as of December 31, 2009 to $936,000 as of December 31, 2010. The net unrealized gain on the portfolio was $695,000, at both December 31, 2010 and 2009.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio, excluding mortgage-backed investments, at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$22,139	$22,528	$30,164	$30,397	$12,900	$13,362
Municipal securities	22,516	22,855	20,243	20,665	16,978	16,332
Corporate	1,768	936	1,777	848	4,414	3,641
Total available for sale	46,423	46,319	52,184	51,910	34,292	33,335
FHLB stock	4,496	4,496	4,850	4,850	4,850	4,850
Total investments	$50,919	$50,815	$57,034	$56,760	$39,142	$38,185

The following table sets forth the amount of investment securities (excluding FHLB stock and mortgage- backed investments) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010.

	Amount at December 31, 2010 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$-	0.00%	$20,142	2.04%	$1,027	3.10%	$970	5.74%
Municipal securities	-	0.00	1,918	5.53	8,766	5.75	11,832	6.34
Corporate	-	0.00	-	0.00	-	0.00	1,768	1.10

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

Although mortgage-backed securities generally yield less than individual loans originated by the Bank, they present less credit risk. Because mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect the Bank’s earnings, particularly in a rising interest rate environment. The mortgage-backed securities portfolio is generally considered to have very low credit risk because the securities are guaranteed as to principal repayment by the issuing agency.

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

At December 31, 2010, the Bank had mortgage-backed securities with a carrying value of approximately $28.9 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government Agency securities	$13,266	$13,674	$14,869	$15,436	$10,626	$10,955
Collateralized mortgage obligations	14,847	15,238	11,813	12,215	7,750	7,994
Total mortgage-backed securities	$28,113	$28,912	$26,682	$27,651	$18,376	$18,949

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010.

	Amount at December 31, 2010 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale	$-	0.00%	$11,214	4.44%	$2,052	2.92%	$-	0.00%
CMOs	294	5.52	8,569	4.70	5,984	3.58	-	0.00

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2010, 2009, and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$26,682	$18,376	$6,256
Purchases	9,220	12,696	13,650
Sales proceeds	(1,702)	-	-
Repayments	(6,072)	(4,404)	(1,571)
Gain on sales	92	-	-
Premium and discount amortization, net	(107)	14	41
Ending balance	$28,113	$26,682	$18,376

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

Deposits. Deposits are attracted through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits outside of Jefferson County. Since the opening of our branches in Sellersburg, Indiana (Clark County), Charlestown, Indiana (Clark County), Floyds Knobs and New Albany, Indiana (Floyd County) and the branch in Carrollton, Kentucky (Carroll County), the Bank’s market area has expanded. The Bank began operating the New Albany branch in the second quarter of 2010, which has enhanced the existing services provided by the Bank for that area. Deposits will come from all of our market area. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. During 2010, transactional deposits, and primarily NOW and MMDA deposits, increased negligibly from $167.7 million at December 31, 2009 to $170.2 million at December 31, 2010, an increase of $2.5 million, or 1.55%. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. As customers continued to pursue more stable deposit products during 2010, certificate of deposit balances increased $7.2 million, or 6.6%, from the balance of $108.9 million as of December 31, 2009 to $116.1 million at December 31, 2010. As certificates of deposit repriced and new certificates were added, the lower interest rates for these items caused a decline in the cost of deposits. As a result, cost of deposits at December 31, 2010 was 1.58% as compared to 2.08% at December 31, 2009, a drop of 50 basis points, period to period.

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2010 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2010	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Noninterest bearing accounts	$100	$23,480	8.20%	0.00%
Savings accounts	50	52,205	18.23	0.74
MMDA	2,500	40,675	14.21	1.08
NOW accounts	1,000	53,889	18.82	0.47
Total withdrawable		170,249	59.46	0.63
Certificates (original terms):
I.R.A.	2,500	8,878	3.10	2.65
3 month	2,500	42	0.01	0.42
6 months	2,500	719	0.25	0.86
9 month	2,500	89	0.03	0.92
12 months	2,500	7,139	2.49	1.44
15 month	2,500	22,329	7.80	1.50
18 month	2,500	1,538	0.54	1.61
24 months	2,500	4,909	1.71	2.23
30 months	2,500	566	0.20	2.17
36 months	2,500	6,488	2.27	3.16
41 months	2,500	2,624	0.92	4.23
48 months	2,500	5,783	2.02	3.46
60 months	2,500	4,861	1.70	3.68
Jumbo certificates	2,500	50,123	17.50	2.20
Total certificates		116,088	40.54	2.26
Total deposits		$286,337	100.00%	1.29%

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2010	2009	2008
	(In thousands)
0.00 to 1.00%	$5,263	$56,225	$3,973
1.01 to 2.00%	65,565	23,288	26,743
2.01 to 3.00%	24,049	19,915	29,809
3.01 to 4.00%	6,361	7,062	36,142
4.01 to 5.00%	13,389	2,443	-
5.01 to 6.00%	1,461	-	-
Total	$116,088	$108,933	$96,667

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2010. Matured certificates, which have not been renewed as of December 31, 2010, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2010 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 1.00%	$5,106	$-	$-	$157
1.01 to 2.00%	46,927	17,602	1,036	-
2.01 to 3.00%	5,094	2,480	4,857	11,618
3.01 to 4.00%	2,645	490	698	2,528
4.01 to 5.00%	5,173	7,141	1,077	-
5.01 to 6.00%	569	890	-	-
Total	$65,514	$28,603	$7,668	$14,303

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010.

At December 31, 2010
Maturity Period	(In thousands)
Three months or less	$8,826
Greater than 3 months through 6 months	4,340
Greater than 6 months through 12 months	16,761
Over 12 months	20,196
Total	$50,123

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity
	Balance at December 31, 2010	% of Deposits	Increase (Decrease) from 2009	Balance at December 31, 2009	% of Deposits	Increase (Decrease) from 2008	Balance at December 31, 2008	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$23,480	8.20%	$32	$23,448	8.48%	$2,055	$21,393	8.63%
Savings accounts	52,205	18.23	(14,542)	66,747	24.13	6,676	60,071	24.20
MMDA	40,675	14.21	21,055	19,620	7.09	4,761	14,859	6.00
NOW accounts	53,889	18.82	(3,949)	57,838	20.91	3,051	54,787	22.11
Total withdrawable	170,249	59.46	2,595	167,653	60.62	16,543	151,110	60.94
Certificates (original terms):
I.R.A.	8,878	3.10	729	8,149	2.95	1,034	7,115	2.87
3 months	42	0.01	(112)	154	.06	124	30	0.01
6 months	719	0.25	(900)	1,619	.59	(3,159)	4,778	1.93
9 months	89	0.03	(689)	778	.28	(1,840)	2,618	1.06
12 months	7,139	2.49	(1,405)	8,544	3.09	(3,736)	12,280	5.00
15 months	22,329	7.80	(294)	22,623	8.18	9,849	12,774	5.16
18 months	1,538	0.54	8	1,530	.55	29	1,501	0.61
24 months	4,909	1.71	(1,127)	6,036	2.18	1,287	4,749	1.92
30 months	566	0.20	63	503	.18	(164)	667	0.27
36 months	6,488	2.27	1,875	4,613	1.67	1,343	3,270	1.32
41 months	2,624	0.92	(463)	3,087	1.12	(86)	3,173	1.28
48 months	5,783	2.02	2,991	2,792	1.01	305	2,487	1.00
60 months	4,861	1.70	1,199	3,662	1.32	(70)	3,732	1.50
Jumbo certificates	50,123	17.50	5,280	44,843	16.21	7,350	37,493	15.13
Total certificates	116,088	40.54	7,155	108,933	39.38	12,266	96,667	39.06
Total deposits	$286,337	100.00%	$9,751	$276,586	100.00%	$28,809	$247,777	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. At December 31, 2010, the Bank had $58 million in FHLB advances. During 2010, the Bank used excess funds to pay down borrowings with the FHLB, reducing total borrowed funds by $21 million over the period. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Holding Company’s and the Bank’s borrowings at or for the years ended December 31, 2010, 2009, and 2008.

	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$58,000	$86,217	$97,217
Average balance outstanding for period	71,717	90,467	100,467
Maximum amount outstanding at any month-end during the period	81,217	96,217	103,217
Weighted average interest rate during the period	4.40%	4.65%	4.83%
Weighted average interest rate at end of period	3.80%	4.47%	4.61%

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

The Bank’s wholly owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. During 2005, the Bank established in Nevada three new subsidiaries --RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC--to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiary increased from $1.6 million for the year ended December 31, 2009 to $1.7 million for the same period in 2010, an increase of 3.3%.

FINANCING SUBSIDIARY

In 2003, the Company formed the “RIVR Statutory Trust I,” a statutory trust formed under Connecticut law, and filed a Certificate of Trust with the Secretary of the State of Connecticut. The sole purpose of the Trust is to issue and sell certain securities representing undivided beneficial interests in the assets of the Trust and to invest the proceeds thereof in certain debentures of the Company.

EMPLOYEES

As of December 31, 2010, the Bank employed 77 persons on a full-time basis and 15 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION

The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson, Floyd and Clark Counties, Indiana, and Trimble and Carroll Counties, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in Jefferson, Floyd and Clark Counties in Indiana, and Trimble, Carroll and Jefferson Counties in Kentucky and which have significantly larger resources available to them than does the Bank. In total, there are approximately 21 financial institutions located in the 6-county market area, including the Bank. The Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

REGULATION

GENERAL

As a federally-chartered, FDIC-insured savings association, and until July 21, 2011, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank’s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution’s size, condition and the complexity of its operations. The Bank’s semi-annual assessment is approximately $52,000.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) calls for the elimination of the OTS as of July 21, 2011, although this deadline can be extended for an additional six months. The Dodd-Frank Act transfers to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transfers to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Holding Company and all of its subsidiaries other than the Bank will be supervised by the Federal Reserve from and after July 21, 2011, subject to a possible six month extension. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. No later than the effective date of the transfer of these responsibilities, the OCC and the Federal Reserve are to publish regulations that will apply to the entities that they are to regulate for the first time. OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Holding Company are subject are to remain in effect until they are suspended.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

As the holding company for the Bank, the Holding Company is regulated as a “non-diversified savings and loan holding company” within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), and is currently subject to regulatory oversight by the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company. As indicated above, effective as of July 21, 2011 (subject to a possible six-month extension) supervision of the Holding Company and its non-bank subsidiaries will be transferred to the Federal Reserve.

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

The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the “GLB Act”) in 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company’s authority to engage in diversified business activities. Under the Dodd-Frank Act, the Federal Reserve may require these grandfathered unitary savings and loan holding companies to segregate any nonfinancial activities into an intermediate holding company which could facilitate supervision of such entity by the Federal Reserve.

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

Acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state may also be approved, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Acquisitions resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions may also be approved.

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See Item 1 - Business - Regulation - Qualified Thrift Lender. In addition, under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that are permissible for national banks, are necessary to meet obligations of the company that controls the savings association, and are specifically approved by the OCC and the Federal Reserve. Such failure to satisfy the qualified thrift lender test may also result in enforcement actions. At December 31, 2010, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2010, the Bank’s investment in stock of the FHLB of Indianapolis was $4.5 million. For the fiscal year ended December 31, 2010, the FHLB of Indianapolis paid approximately $91,000 in cash dividends to the Bank. Annualized, this income would have a rate of 1.90%. The rate paid during the period ended December 31, 2010 was lower than in previous periods due to the various financial difficulties in the financial industry, including the write-down in value of various mortgage-backed securities held by the FHLB of Indianapolis.

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

At December 31, 2010 the Bank had $58 million in such borrowings, with an additional $44 million available, previously approved by the Board of Directors.

Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

FEDERAL RESERVE SYSTEM

The Federal Reserve requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. At December 31, 2010, the Bank was in compliance with those reserve requirements.

INSURANCE OF DEPOSITS

Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 3.05 basis points for each $100 of insured deposits.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2010, the FICO assessment rate ranged between 1.04 and 1.06 basis points for each $100 of insured deposits per quarter. For the first quarter of 2011, the FICO assessment rate is 1.02 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $463,000 during the year ended December 31, 2010. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The prepayment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $1.9 million in premiums on December 30, 2009, $1.6 million of which constituted prepaid premiums.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December, 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

On October 19, 2010, the FDIC proposed a comprehensive long-range plan for deposit insurance fund management with the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The FDIC determined not to increase assessments in 2011 by 3 basis points, as previously proposed, but to keep the current rate schedule in effect. In addition, the FDIC proposed adopting a lower assessment rate schedule when the designated reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points. In lieu of dividends, the FDIC proposed adopting lower rate schedules when the reserve ratio reaches 2% and 2.5%, so that the average rates will decline about 25 percent and 50 percent, respectively.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is to be changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lowered. In February 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which will implement these changes. The proposed rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.

The schedule would reduce the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk Category I banks, the rates would range from 5-9 basis points.

•	The proposed rates for small institutions in Risk Categories II, III and IV would be 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the proposed rate schedule ranges from 5 to 35 basis points.

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits.

The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.

Due to the recent difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (which was later extended to December 31, 2010) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company elected to participate in the unsecured debt guarantee program, but do not expect to receive an FDIC guarantee for any debt under the program. The assessments for unlimited noninterest bearing transaction account coverage were 15 basis points per $100 of insured deposits during 2010. The assessments for unsecured debt guarantee program coverage ranged from 50 to 100 basis points per annum per $100 of debt depending on the maturity of the debt.

The Dodd-Frank Act extended unlimited insurance on noninterest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional noninterest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2010, the Bank was in compliance with all capital requirements imposed by law.

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

HOLDING COMPANY REGULATORY CAPITAL

Effective as of the transfer of regulatory responsibilities from the OTS to the OCC and the Federal Reserve, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries.

Within five years after the enactment of the Dodd-Frank Act, the Federal Reserve is to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions that were not supervised by the Federal Reserve as of May 19, 2010. Under this provision, the components of Tier 1 capital of depository institution holding companies would be restricted to capital instruments that are currently considered Tier 1 capital for insured depository institutions. Thus, for the first time savings and loan holding companies will be subject to consolidated capital requirements. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by a savings and loan holding company with less than $15 billion in assets. The Holding Company has issued trust preferred securities, but they were issued prior to May 19, 2010, and therefore are not subject to this new capital restriction.

Under the Dodd-Frank Act, the Holding Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Holding Company might not otherwise do so. For this purpose, “source of financial strength” means the Holding Company’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2010, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

DIVIDEND LIMITATIONS

The OTS also restricts the amount of “capital distributions” that may be made by savings associations. The applicable regulation defines a capital distribution as a distribution of cash or other property to a savings association’s owners, made on account of their ownership. This definition includes a savings association’s payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate’s acquisition of those shares or interests. The regulation does not apply to dividends consisting only of a savings association’s shares or rights to purchase such shares.

The regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS’ application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years (the “retained net income standard”). A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution is not required to file an application, and: (1) the savings association will not be at least as well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association’s common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association’s capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

The Holding Company’s declaration of dividends is subject to Indiana law, which generally prohibits the payment of dividends to amounts that will not affect the ability of the Holding Company, after the dividend has been distributed, to pay its debts in the ordinary course of business. Moreover, such dividends may not exceed the difference between the Holding Company’s total assets and total liabilities plus preferential amounts payable to shareholders with rights superior to those of the holders of common stock. In addition, the OTS may prohibit the Holding Company’s payment of dividends if it concludes such payment would raise safety and soundness concerns at either the Bank or the Holding Company. Similar restrictions could be applied to dividend declarations by the Federal Reserve once it replaces the OTS as the federal regulator of the Holding Company.

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

LOANS TO ONE BORROWER

Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2010, all of the Bank’s loans were within the current legal lending limit of $6.1 million. While the current economic conditions can quickly change lending relationships, at this time management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2010, the Bank was in compliance with its QTL requirement, with approximately 80.6% of its portfolio assets invested in QTIs.

A savings association which fails to meet the QTL test must either convert to a bank or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association and (ii) its branching activities shall be limited to those of a national bank. In addition, under the Dodd-Frank Act, a savings association that fails the QTL test will be prohibited from paying dividends, except for dividends that are permissible for national banks, are necessary to meet obligations of the company that controls the savings association, and are specifically approved by the OCC and the Federal Reserve. The failure to satisfy the QTL test may also result in regulatory enforcement action. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the “Indiana Branching Law”). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Dodd-Frank Act authorizes state or national banks to open de novo branches in states as long as a state bank chartered in that state could open the branch. Thus, the state’s permission for such de novo branches is no longer required.

CONSUMER FINANCIAL PROTECTION BUREAU

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

MORTGAGE REFORM AND ANTI-PREDATORY LENDING

Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with a pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

INTERCHANGE FEES FOR DEBIT CARDS

Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these debit card transactions.

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

Under the Dodd-Frank Act, beginning in 2013, the Holding Company will be required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments made in connection with mergers or acquisitions. These votes will be non-binding and advisory. Beginning in 2013, the Holding Company must also permit shareholders to determine on an advisory basis whether such votes should be held every one, two, or three years.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management in their annual reports to stockholders.

As a small reporting company, under the Dodd-Frank Act, the Holding Company is not subject to any obligation to have an auditor attestation to the effectiveness of its controls included in its annual report.

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

RECENT LEGISLATIVE DEVELOPMENTS

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Holding Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Holding Company decided not to participate in the TARP CPP.

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

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Holding Company, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Holding Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Holding Company’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Holding Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Holding Company in particular, is uncertain at this time.

Before and after EESA, ARRA, and the Dodd-Frank Act, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts. It remains unclear at this time what further legislative and regulatory measures will be implemented affecting the Holding Company.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2010.

Description and Address	Owned or Leased	Year Opened	Total Deposits (in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	$39,065	$328	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	-	234	420
Hilltop Location:
430 Clifty Drive	Owned	1983	175,931	2,645	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,779	14	517

Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	11,854	379	1,344

Location in Charlestown, Indiana:
1025 Highway 62	Leased/Land	2002	5,763	508	1,500

Location in Sellersburg, Indiana:
Highway 311	Owned	2005	24,429	2,585	13,000

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	9,126	511	3,000

Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	4,240	216	1,656

Location in New Albany, Indiana
2675 Charlestown Road	Owned	2010	8,150	555	6,000

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $422,000 at December 31, 2010.

The Bank operates 14 automated teller machines (“ATMs”), one at each office location (the main office has two), one at Hanover College, in Hanover, Indiana, one in the Big Lots parking lot in Madison, one at Great Escape Theatres in New Albany, Indiana, and one at Butler Mall in Carrolton, Kentucky. The Bank’s ATMs participate in the Passport® network.

The Bank performs its own data processing and reporting services.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

ITEM 4. REMOVED AND RESERVED.

ITEM 4.5. EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank

Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Vickie L. Grimes	Treasurer	Vice President of Finance
Anthony D. Brandon		Executive Vice President
Mark A. Goley		Vice President of Lending
William H. Hensler		Vice President – Wealth Management
John Muessel		Vice President – Trust Officer
Robert E. Kleehamer		Vice President – Business Development

Matthew P. Forrester (age 54) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as Senior Vice President, Treasurer and Chief Financial Officer for Home Loan Bank and its holding company, Home Bancorp, in Fort Wayne, Indiana. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions. Mr. Forrester also serves as a Director of the Federal Home Loan Bank of Indianapolis.

Lonnie D. Collins (age 62) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Vickie L. Grimes (age 55) has served as Vice President - Finance since May of 2007. Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 39) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

Mark A. Goley (age 55) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

William H. Hensler (age 47) has served as Vice President – Wealth Management since June of 2006. Prior to joining the Bank he served as a financial consultant with Hilliard Lyons.

John Muessel (age 58) has served as Vice President – Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

Robert E. Kleehamer (age 68) has served as Senior Vice President – Business Development since October 2009 and was named an executive officer of the Holding Company in April 2010. From June 2008 to October 2009, he served as Vice President for the Bank in the same position. Prior to joining the Bank, he was Area President for First Harrison Bank, and President and organizing director of Hometown National Bank, a de novo bank opened in March of 1997, later sold to First Harrison Bank.

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

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2008. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2010
December 31	$16.00	$13.49	$0.21
September 30	15.80	13.34	0.21
June 30	15.70	13.12	0.21
March 31	14.88	12.42	0.21

2009
December 31	$15.75	$12.05	$0.21
September 30	16.24	11.82	0.21
June 30	16.86	10.50	0.21
March 31	12.90	9.15	0.21

2008
December 31	$15.88	$11.24	$0.21
September 30	15.88	13.25	0.21
June 30	16.50	14.25	0.21
March 31	18.00	13.79	0.21

The high and low sale prices for the Holding Company’s common shares between December 31, 2010 and February 28, 2011, were $16.50 and $14.66, respectively.

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

As discussed more comprehensively in Part I, Item 1 – Regulation, the Dodd-Frank Act calls for the elimination of the OTS as of July 21, 2011, subject to an additional six-month extension. The functions and rulemaking authority of the OTS with respect to the Bank will be transferred to the OCC, and with respect to the Holding Company will be transferred to the Federal Reserve. As a result, the limitations and restrictions imposed on the Holding Company and the Bank with respect to dividends could change.

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no shares repurchased during the three-month period ending December 31, 2010.

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

Selected Consolidated Financial Information and Other Data

	At December 31,
	2010	2009	2008	2007	2006
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$386,609	$396,162	$372,344	$350,061	$342,249
Loans receivable - net	265,448	276,591	285,304	258,628	241,887
Cash and cash equivalents	16,788	13,387	10,033	8,137	11,808
Investment securities	75,231	79,561	52,284	58,999	65,150
Deposits	286,337	276,586	247,777	219,682	220,238
FHLB advances and other borrowings	65,217	86,217	97,217	102,217	95,217
Stockholders’ equity	31,468	30,715	24,540	25,677	24,147

	Year Ended December 31,
	2010	2009	2008	2007	2006
Summary of consolidated income data:	(In thousands, except share data)
Total interest income	$18,634	$19,187	$20,335	$20,558	$18,910
Total interest expense	7,301	9,322	10,876	12,334	11,053
Net interest income	11,333	9,865	9,459	8,224	7,857
Provision for losses on loans	2,645	2,883	1,080	562	264
Net interest income after provision for losses on loans	8,688	6,982	8,379	7,662	7,593
Other income	3,902	4,168	3,212	2,992	2,516
General, administrative and other expense	9,718	9,304	8,383	7,675	7,323

Income before income tax expense	2,872	1,846	3,208	2,979	2,786
Income tax expense	552	150	713	770	841
Net income	$2,320	$1,696	$2,495	$2,209	$1,945
Basic earnings per share	$1.30	$1.10	$1.54	$1.36	$1.21
Diluted earnings per share	$1.29	$1.09	$1.53	$1.34	$1.18

	Year Ended December 31,
Selected financial ratios and other data:	2010	2009	2008	2007	2006
Interest rate spread during period	2.83%	2.43%	2.51%	2.25%	2.29%
Net yield on interest-earning assets (1)	3.05	2.68	2.81	2.56	2.55
Return on assets (2)	.59	.44	.69	.64	.59
Return on equity (3)	7.23	6.48	9.71	8.92	8.27
Equity to assets (4)	8.14	7.75	6.59	7.21	7.06
Average interest-earning assets to average interest-bearing liabilities	111.13	109.48	109.08	108.11	107.44
Non-performing assets to total assets (4)	4.53	2.30	.35	.57	.33
Allowance for loan losses to total loans outstanding (4)	1.40	.94	.82	.83	.89
Allowance for loan losses to non-performing loans (4) (6)	36.66	36.27	226.22	120.99	195.33
Net charge-offs to average total loans outstanding	.53	.94	.32	.21	.17
General, administrative and other expense to average assets (5)	2.47	2.39	2.34	2.23	2.19
Dividend payout ratio	65.12	77.06	54.90	60.45	66.53
Number of full service offices (4)	9	8	8	7	7

(1)	Net interest income divided by average interest-earning assets.
(2)	Net earnings divided by average total assets.
(3)	Net earnings divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.
(6)	Performing troubled debt restructured loans have been excluded from non-performing loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, River Valley was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2010, and River Valley’s results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

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

Also, as described in Part I, Item 1 – Regulation, the Dodd-Frank Act will cause widespread changes, eliminating the OTS and making the OCC the primary regulator of the Bank and the Federal Reserve the primary regulator of the Holding Company by July 21, 2011 (unless the date is extended by six months). At this time, we cannot determine the specific impact this legislation will have on the Holding Company or the Bank.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. The restoration plan uniformly increased insurance assessments by 7 basis points (annualized). Further increases in premium assessments are also possible and would increase the Company’s expenses. Also, in addition to the 5 basis point special assessment of $178,000 that the Company paid in September 2009, the FDIC required us to pay on December 30, 2009, actual and estimated third and fourth quarter 2009 assessments, totaling $230,000, plus a prepayment of all estimated 2010, 2011 and 2012 assessments totaling $1.6 million.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2010. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights.

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

The Company’s primary market area for lending is comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

During 2009, the Company refined its overall approach to the determination of the allowance for loan losses. This change is described more fully in Item 1 - Business - Allowance for Loan Losses.

Other-Than-Temporary Impairment

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of review of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings.  The Company’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the year ended December 31, 2010.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2010, mortgage servicing rights had a carrying value of $588,000, which included a $50,000 valuation allowance for impairment on certain pools of servicing rights as of that date.

Discussion of Changes in Financial Condition from December 31, 2009 to December 31, 2010

At December 31, 2010, River Valley’s consolidated assets totaled $386.6 million, representing a decrease of $9.6 million, or 2.4%, from the December 31, 2009 total. The decline, period to period, was primarily a result of an $11.2 million, or 4.1%, decrease in the loan portfolio, a $4.4 million, or 5.5%, decrease in the investment portfolio, and a $1.2 million increase in the allowance for loan losses, offset by increases in cash and in the cash surrender value of Bank-owned life insurance. Deposits grew during the period by $9.7 million, or 3.5%, from $276.6 million as of December 31, 2009 to $286.3 million as of December 31, 2010, almost entirely the result of increases in interest- bearing balances. A contributor to the growth in deposits was the addition, in June 2010, of a new branch in New Albany, Indiana. The branch, purchased from New Washington State Bank for a purchase price of $575,000, included demand and time deposits totaling $1.2 million, which by December 31, 2010 had grown to $8.2 million. Interest-bearing deposits alone grew by $7.2 million, or 6.6%, with growth in certificates of deposits, from $108.9 million as of December 31, 2009 to $116.1 million at the same point in 2010. Funds provided by deposit growth, and by the decreases in the loan and investment portfolios, were used to repay $21.0 million in advances with the Federal Home Loan Bank of Indianapolis. Advances which totaled $79.0 million as of December 31, 2009 were reduced to $58.0 million as of the same date in 2010. The average rate paid on advances as of December 31, 2010 was 3.84%, compared to an average rate of 4.56% as of December 31, 2009. Strong deposit growth for the year points to the effectiveness of the Bank’s expansion into new markets in Floyd and Clark Counties in Indiana, and continued strong market share in the Jefferson County, Indiana area. Deposits for the Floyd and Clark Counties in Indiana grew by $16.6 million during the period, from $30.9 million as of December 31, 2009 to $47.5 million as of December 31, 2010, an increase of 53.8% Deposits in Clark and Floyd counties Indiana represent approximately 16.6% of total deposits, as of December 31, 2010, compared to 11.1% a year earlier.

Liquid assets (i.e., cash, federal funds sold and interest-earning deposits) increased by $3.4 million from December 31, 2009 levels to a total of $16.8 million at December 31, 2010.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries, and all are available for sale. The investment portfolio decreased by 5.5% from $79.6 million as of December 31, 2009 to $75.2 million as of December 31, 2010 as the Company took advantage of gain positions on some investments and repaid debt rather than reinvesting. Yields on investments declined from 3.99% in 2009 to 3.44% in 2010, reflective of the economy in general. The unrealized gain on investments remained constant at $695,000 for both periods.

The Company evaluates all investments for other than temporary impairment quarterly. 2010 brought continued scrutiny of the Company’s investments, and in particular of asset quality and changes in the fair values of the individual investments. The Company’s securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. The Company’s portfolio is comprised of the following types of investments.

Agency investments, which includes AAA-rated Federal Home Loan Mortgage Corp. (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average tax equivalent yield of 2.25%, were at a net unrealized gain position at December 31, 2010. No agency investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $22.5 million represents 30.0% of the total investment portfolio.

Collateralized Mortgage Obligations, which includes governmentally guaranteed FNMA, FHLMC, and Government National Mortgage Association (GNMA) REMICs, at an average tax equivalent yield of 4.27%, were at a net unrealized gain position at December 31, 2010. No collateralized mortgage obligation investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $15.2 million represents 20.3% of the total investment portfolio.

Mortgage-backed securities, which includes governmentally guaranteed FNMA, GNMA, and FHLMC Gold pools, at an average tax equivalent yield of 4.2%, were at a net unrealized gain position at December 31, 2010. No mortgage-backed investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $13.7 million represents 18.2% of the total investment portfolio.

Municipal securities from a variety of sources, with an average tax equivalent yield of 5.98%, were at a net unrealized gain position at December 31, 2010. Four-fifths of these investments are general obligation (GO) bonds and the remainder are revenue bonds. The total carrying value of $22.9 million represents 30.4% of the total investment portfolio. At December 31, 2010, two investments, totaling $724,000, had been at an unrealized loss for 12 consecutive months or more. However, because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Corporate investments, comprised entirely of two inactively traded trust preferred issues, with an average book yield of 1.1%, were at a net unrealized loss position at December 31, 2010. Both investments were at an unrealized loss for 12 consecutive months or more. Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010. These investments, with total carrying value of $936,000, represent 1.24% of the total investment portfolio. Both issues of trust preferred represent some potential risk to the Company simply by virtue of their attributes. They are discussed individually below.

The ALESCO 9A class A2A (ALESCO 9A) investment and the Preferred Term Security XXVII, LTD class A-1 (PRETSL XXVII) investment are both thinly traded. Both issues are backed by financial institutions and insurance companies, and the current pricing reflects inactivity in the markets for trust preferred issues. As the national economic woes have continued some of the underlying financial institutions have defaulted on or deferred interest payments. While these defaults/deferrals have negatively affected the lower tranches of the issues, the Bank holds the top tranche of PRETSL XXVII and the second highest tranche of ALESCO 9A. The collateralization levels on these issues are still more than adequate for the Bank to be protected. Both cash flow and other analysis, performed by independent third party analysts, and reviewed by management, indicates that it is more than likely that these investments will continue to maturity, and are thus only temporarily impaired. Cash flow analysis indicates that full payment of the tranches held by the Bank is expected by maturity, if not before.

In November 2007, the Company purchased $1.0 million face value of ALESCO 9A trust preferred stock at a price of $88.81. At December 31, 2010, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $366,000 and at an amortized cost on that date of $896,000. The net unrealized loss on this investment at December 31, 2010 was $530,000. These figures as of December 31, 2009 were: market value of $237,000, amortized cost of $893,000, and net unrealized loss of $656,000, indicating improvement period to period. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A2A, the projected cash flows as of December 31, 2010, which indicate that the Company will receive all contractual payments on or before maturity, and the current collateral position of the tranche, 116.09%, which while below the trigger collateralization of 146.20%, still reflects sufficient coverage for the tranche. The interest coverage ratio is 150.31%, on a trigger amount of 125.00%, indicating strong coverage for interest payments to the “A” tranche. Because the Company does not intend to sell the investments and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

In February 2008, the Company purchased $1.0 million face value of PRETSL XXVII trust preferred stock at a price of $90,000. At December 31, 2010, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $570,000 and at an amortized cost on that date of $872,000. The net unrealized loss on this investment at December 31, 2010 was $302,000. These figures as of December 31, 2009 were: market value of $611,000, amortized cost of $885,000, and net unrealized loss of $274,000 indicating declines period to period, including quarterly paydowns of principal totaling $17,000 for the year ended December 31, 2010. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A-1, the current collateral position of the tranche, 145.42%, and the projected cash flows as of December 31, 2010, which indicate that the Company will receive all contractual payments on or before maturity. Because the Company does not intend to sell the investments and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

Loans receivable, excluding loans held for sale, totaled $265.4 million at December 31, 2010, a decrease of $11.2 million from the $276.6 million total at December 31, 2009. Constriction of the lending environment resulting from national and local economic fears was somewhat lessened by moderate refinancing activity during the year. Conventional fixed rate loans for one- to four-family residential housing were refinanced and sold to FHLMC. Because of this, the Bank experienced a decrease of 7.7% in the conventional one- to four-family residential housing loan portfolio, from $127.4 million as of December 31, 2009 to $117.6 million at the same date in 2010. Those conventional loans were refinanced as the Bank originated $26.1 million in loans to FHLMC, growing the total of loans sold, but serviced by the Bank, to $94.4 million. This was a slight increase of $2.4 million, or 2.6%, over the December 2009 level of $92.0 million. Other lending decreased overall with the only increases seen in multi-family lending ($15.0 million at December 31, 2010 as opposed to $12.9 million at the same date in 2009, an increase of 16.3%), and a slight loan growth in commercial real estate (2.4% growth from $87.5 million to $89.6 million, December 31, 2009 to December 31, 2010).

For the period December 31, 2009 to December 31 2010, interest receivable on interest-earning assets decreased by $258,000, or 11.7%, demonstrating the effects of the drop in interest rates over the last two years combined with decreasing average balances. The average yield on loans remained relatively stable for the period, 5.79% for 2010 as compared to 5.80% for 2009. As mentioned above, average yields on investments declined from 3.99% for 2009 to 3.44% for 2010. Yields on other interest-earning assets changed only minimally.

The Bank’s consolidated allowance for loan losses totaled approximately $3.8 million for the year ended December 31, 2010, an overall increase from the $2.6 million for the year ended December 31, 2009. The total allowance as of December 31, 2010 included $1.2 million specifically reserved against estimated losses. There were no specific reserve allocations as of December 31, 2009. The total allowance as a percent of loans outstanding increased to 1.41% at December 31, 2010 as compared to .94% for the same date in 2009. As the national economy continued to struggle, the Bank aggressively managed delinquencies, with overall delinquencies 30 or more days past due as of December 31, 2010 at 4. 63%, compared to 3.70% at the same date in 2009. Non-performing loans as of December 31, 2010 were $10.4 million, compared to $7.2 million at the same date in 2009, and non-performing loans as a percent of total loans were 3.86% and 2.58% respectively for those periods. Of total non-performing loans at December 31, 2010, $7.0 million, or 67.7%, of the balances outstanding were the result of seven relationships, two of which were carried in from 2009. All seven were in the process of foreclosure as of December 31, 2010.

As a significant part of its management of delinquent loans, the Bank continued to focus on the analysis of problem loans and adjustments of those loans to fair value through the establishment of specific reserves for potential losses. As of December 31, 2010, the Bank had $1.2 million in specific reserve allocations for potential losses. No specific reserve allocations existed as of December 31, 2009 as existing reserves were replaced by permanent write-downs of loan principal by partial charge-offs, with $2.4 million in partial charge-offs taken as of that date. Net realized charge-offs for the year ended December 31, 2010 were $1.5 million, down from the $2.6 million for the same period in 2009. The general reserve for loan losses was $2.6 million at both December 31, 2009 and 2010. As a percent of loans outstanding on these dates, the general reserve was 0.96% of total loans as of December 31, 2010 and 0.94% as of the same date in 2009.

While there was limited growth within certain loan types during 2010, in aggregate the loan portfolio shrunk and there was limited additional risk to the overall allowance due to growth. Any risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and in increasing requirements for amount and type of collateral securing the debt. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2010, those trends had improved locally, with unemployment rates lower on average from the 2009 rates. The expense for the provision for loan losses decreased slightly from the 2009 amount of $2.9 million, to $2.6 million in 2010, a decrease of 8.3%, primarily the result of large partial charge-offs in December of 2009 not being repeated in 2010.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) totaled $10.4 million and $7.2 million at December 31, 2010 and 2009, respectively, an increase of $3.2 million. With the exception of a few loans delinquent due to administrative delays in refinancing, the Bank’s non-performing loans represent loans in the lengthy process of foreclosure. Relationships affecting this increase were discussed above.

Although management believes that its allowance for loan losses at December 31, 2010, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations. Management is diligent in monitoring delinquent loans and in analyzing the factors affecting the allowance. At December 31, 2010, the Bank held four pieces of repossessed real estate valued at $400,000, as compared to two pieces with a combined value of $253,000 at December 31, 2009. Net expense relative to the holding and sale of repossessed real estate and direct losses on the sale of reposessed real estate for the twelve months ended December 31, 2010 were $122,000 as compared to $59,000 for the same period in 2009.

During 2010 the Company purchased $1.0 million in additional Bank-owned life insurance, in support of employee benefit plans held by the Company. The purchase brought the total from the December 31, 2009 balance of $8.2 million to the December 31, 2010 total of $9.5 million. Income recognized for the increase in the value of cash surrender insurance was approximately $330,000 for both periods.

Borrowings totaled $65.2 million at December 31, 2010 versus $86.2 million at December 31, 2009, of which $58.0 million and $79.0 million, respectively, represent advances through the Federal Home Loan Bank of Indianapolis (FHLBI). During 2010 the Company repaid a net of $21.0 million in advances and restructured an additional $19.0 million by taking advantage of a restructuring program with the FHLBI. Under the restructuring, $19.0 in advances were replaced with lower rate advances, with similar terms, with repayment penalties deferred through absorption into the rates on the new advances. As noted, the penalties were deferred as the present value of the cash flows under the terms of the new advances were less than 10% different from the present value of the remaining cash flows under the terms of the original advances. As a result of the repayment and restructuring of advances, the average rate as of December 31, 2010 was 3.84% as compared to 4.56% as of December 31, 2009. The 2010 restructuring and reduction in borrowing levels contributed to the overall reduction in the cost of interest-bearing liabilities, 2.18% as of December 31, 2010 as opposed to 2.77% at the same point in 2009. Expense for borrowing was $3.2 million for the twelve months ended December 31, 2010, a decrease of 23.8% from the $4.2 million recorded for the same period in 2009.

Stockholders’ equity totaled $31.5 million at December 31, 2010, an increase of $753,000, or 2.5%, from the $30.7 million total at December 31, 2009. Factors contributing to the change in stockholders’ equity included dividends paid on common and preferred stock during the period of $1.6 million and net income of $2.3 million. Change in equity due to unrealized gains or losses on available-for-sale securities was negligible as total unrealized gains on available-for-sale securities remained at $695,000 for both December 31, 2009 and 2010.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

General

River Valley’s net income for the year ended December 31, 2010, totaled $2.3 million, an increase of $624,000, or 36.8%, from net income of $1.7 million reported for the same period in 2009. The Company benefited strongly from the continued decrease in the costs of deposits and borrowings during the year, with net interest income of $11.3 million as compared to the $9.9 million at the same point in 2009, an increase of $1.4 million, or 14.1%. Additional benefits came from refinance activity encouraged by continued low interest rates and incentives to consumers, which resulted in moderate loan sales in the secondary market, with the Company originating and selling approximately $25.2 million in one- to four-family residential housing loans to the FHLMC. This compared to 2009 when sales were $45.5 million. These positives flourished despite continued rigorous funding of the provision for loan losses, with provision expense for 2010 at $2.6 million, only slightly below the record level in 2009 of $2.9 million. The Company persevered through prudent management of adminstrative costs and consistent noninterest income, while maintaining acceptable capital levels and providing for losses through the allowance for loan losses.

With the increase in pre-tax income, income tax expense increased, with the effective tax rate for 2009 of 8.13% increasing to 19.2% for 2010. Income from municipal investments held at the Company’s Nevada subsidiaries and increases in the cash surrender value of Bank-owned life insurance continue to contribute to the effective tax rate as the percentage of non-taxable income to total income remains elevated.

Net Interest Income

Total interest income for the year ended December 31, 2010, was $18.6 million, a decrease of $553,000, or 2.9%, from the 2009 total of $19.2 million. The average balance of interest-earning assets outstanding year-to-year increased only slightly, by $3.0 million, or 0.8%, as loan and investment receivables decreased and interest-earning deposits remained strong.

The average balance of loans receivable decreased 2.6%, or $7.3 million, 2009 to 2010. With an almost undescernible change in yields, year to year, interest income from loans receivable decreased 2.5%, from $16.3 million for the year ending December 31, 2009 to $15.9 million for the year ending December 31, 2010.

The average balance of investments increased $8.9 million, from $68.2 million in 2009 to $77.1 million in 2010. This increase occurred despite approximately $10.0 million in securities sales during the period, as the Company took advantage of gain positions on select investments. Gains on the sale of investments for 2010 were $347,000, more than double the amount of $133,000 for the same period a year earlier. Interest income on investment securities for the year ended December 31, 2010, at $2.7 million, was only slightly below the 2009 amount. Comparative yields for investments were 3.44% and 3.99%, 2010 to 2009, with the drop primarily being the result of the 2010 purchase of low-yielding government agency investments, at the Bank level, purchased primarily for liquidity. Investments held at the Bank level are held primarily for liquidity purposes, whereas longer termed asset-backed and municipal securities, used for investment purposes, are held at a Nevada subsidiary.

Interest-earning deposits held by the Company increased, period to period, with the average balance of those deposits being $15.9 million for 2010, as compared to $14.6 million for 2009, an increase of $1.3 million or 8.9%. Income from interest-earning deposits increased from $17,000 for the period ended December 31, 2009 to $32,000 for the period ended December 31, 2010, as the Company took advantage of slightly better rates through the Federal Reserve Bank (Fed), leaving daily balances at the Fed rather than moving them to overnight accounts elsewhere.

For the period ending December 31, 2010, total interest expense was $7.3 million, a significant drop of $2.0 million, or 21.5%, from the $9.3 million for the period ended December 31, 2009. Interest expense for the Company is comprised of interest on funds deposited with the Company and expense on borrowings by the Company.

The average of total deposits increased from $270.4 million at December 31, 2009 to $286.6 million at December 31, 2010, an increase of $16.2 million, or 6.0%. The average balance of interest-bearing deposits increased from $246.1 million at December 31, 2009 to $262.7 million at December 31, 2010, an increase of $16.6 million, or 6.8%. The average cost of interest-bearing deposits dropped from 2.08% to 1.58%, 2009 to 2010, with total interest expense on deposits for the period ending December 31, 2010 at $4.1 million, down $968,000, or 18.9%, from the $5.1 million for the period ending December 31, 2009. Over the same period, the cost of borrowings dropped from 4.64% to 4.40%, a dollar drop of $1.1 million, or 25.0%, as borrowings were repaid with excess funds from deposits and remaining borrowings were at a lower average cost. A net total of $21.0 million was repaid in 2010. Total interest expense for borrowings for the period ended December 31, 2010 was $3.2 million as compared to $4.2 million for the same period ended 2009.

In summary, during the period ending December 31, 2010, the cost of interest-bearing deposits and borrowings dropped to a greater extent than the yields on interest-earning assets, a benefit to net interest income in total. Net interest income for the period ending December 31, 2010 was $11.3 million, up $1.4 million, or 14.1%, from the $9.9 million for the same period ending December 31, 2009.

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

During 2010, overall delinquencies increased with non-performing loans (loans past due 90 days or more) increasing from the $7.2 million as of December 31, 2009 to $10.4 million at December 31, 2010, with the majority of these loans being in some step of foreclosure as of December 31, 2010. As discussed earlier, of total non-performing loans at December 31, 2010, $7.0 million, or 67.7%, of the balances outstanding were the result of seven relationships, two of which were carried in from 2009. All seven were in the process of foreclosure as of December 31, 2010.

The $2.6 million provision expense was slightly lower than the 2009 expense of $2.9 million, due primarily to the higher losses taken in 2009 and the shrinkage of the loan portfolio, year to year. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2010. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Other Income

Other income decreased $266,000, or 6.4%, from the $4.2 million for the year ended December 31, 2009, to $3.9 million for the year ended December 31, 2010. This decrease was due primarily to the decrease in sales of loans into the secondary market, as gains on sales of loans to the Federal Home Loan Mortgage Corporation dropped from $1.0 million in 2009 to $721,000 in 2010. In principal originations this translates to loan sales of $25.2 million in 2010 compared to $45.5 million for the same period in 2009. A drop was also seen in overdraft fees and similar charges, as consumers tightened their wallets during 2010. Income from service fees and charges, which includes overdraft fees, dropped 7.2% from $2.2 million in 2009 to $2.0 million in 2010. Offseting these decreases were slight increases in merchant interchange fee income, $376,000 in 2010 as compared to $309,000 in 2009, and strong gains on the sale of investment securities, $347,000 in 2010 as compared to $133,000 in 2009. These gains were realized as the Company took advantage of gain positions on securities containing call provisions, or maturities expected to be fulfilled within the short term.

Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

General, Administrative and Other Expense

General, administrative and other expense totaled $9.7 million for the year ended December 31, 2010, an increase of only $414,000, or 4.5%, over the 2009 total. Costs associated with personnel, benefits, and occupancy costs increased due to the addition of a branch in New Albany, Indiana, and continued expansion, in general, in the Clark and Floyd counties, Indiana area. Salaries and benefits increased 5.7% from $4.7 million for 2009 to $5.0 million for 2010 as staff additions in the southern counties were offset somewhat by reductions in staffing elsewhere through attrition. Occupancy, data processing, and advertising expenses all increased similarly, reflecting the cost of added locations.

The only significant decrease in general, administrative, and other expenses was to the FDIC premium assessment. Assessment expense decreased 30.6% with total expense for 2010 at $463,000 as compared to $667,000 for the same period in 2009, due primarily to the 2009 special assessment which was not repeated in 2010.

Other expenses increased only slightly by $136,000 from $1.2 million for the period ended December 31, 2009 to a total of $1.3 million for the period of December 31, 2010. Other expenses include items such as communications costs and travel and entertainment costs which reflect the overall size of the Company.

Income Taxes

The provision for income taxes increased by $402,000, to a total of $552,000 for the year ended December 31, 2010, as compared to $150,000 for the same period in 2009. The effective tax rate for the year ended December 31, 2010 was 19.2% as compared to 8.13% for the same period in 2009. The increase in taxable income as a percent of total income, offset by increases in non-taxable income as a percent of total income, was responsible for the increase in the effective tax rate. Primary sources of non-taxable income for the Company are income from investments held by the Bank’s Nevada subsidiary and increases in the cash surrender value of Bank-owned life insurance.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

General

River Valley’s net income for the year ended December 31, 2009, totaled $1.7 million, a decrease of $799,000, or 32.0%, from net income of $2.5 million reported for the same period in 2008. The Company benefited from decreasing costs of deposits and reduced costs on borrowing during the year, with net interest income of $9.9 million as compared to the $9.5 million at the same point in 2008, an increase of $406,000, or 4.3%. Additional benefits came from refinance activity encouraged by low interest rates and incentives to consumers, which resulted in strong loan sales in the secondary market, with the Company originating and selling more than $45.0 million in one- to four-family residential housing loans to the FHLMC. Gains on sales to FHLMC during the period ended December 31, 2009 were in excess of $1.0 million, an increase of $803,000, or 348.1% from the $230,000 of a year before. Such positive results were not enough, however, to stave off the effects of the 2009 increase in the provision for loan losses of $1.8 million and the increased required contributions to the FDIC insurance fund, which increased from $70,000 in 2008 to $667,000 in 2009, an increase of nearly $600,000, a staggering 848.4%. The Company persevered through prudent management of adminstrative costs and consistent noninterest income, while maintaining acceptable capital levels and providing for losses through the allowance for loan losses.

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

	Year Ended December31,
	2010			2009			2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$15,948	$32	0.20%	$14,600	$17	0.12%	$5,073	$136	2.68%
Other securities (1)	48,137	1,481	3.08	46,820	1,748	3.73	41,009	1,803	4.40
Mortgage-backed securities (1)	29,009	1,171	4.04	21,430	978	4.56	13,231	686	5.18
Loans receivable (2)	273,772	15,859	5.79	281,048	16,305	5.80	273,007	17,527	6.42
FHLB stock	4,791	91	1.90	4,850	139	2.87	4,813	183	3.80
Total interest-earning assets	371,657	18,634	5.01	368,748	19,187	5.20	337,133	20,335	6.03
Noninterest earning assets, net of allowance for loan losses	21,707			20,795			21,871
Total assets	$393,364			$389,543			$359,004
Liabilities/shareholder equity
Interest-bearing liabilities:
Savings deposits	$55,783	$469	0.84%	$50,759	$496	0.98%	$40,593	$535	1.32%
Interest-bearing demand	50,466	234	0.46	50,842	313	0.62	46,654	607	1.30
Certificates of deposit	156,483	3,442	2.20	144,495	4,304	2.98	121,247	4,892	4.03
FHLB advances and other borrowings	71,717	3,156	4.40	90,720	4,209	4.64	100,583	4,842	4.81
Total interest-bearing liabilities	334,449	7,301	2.18	336,816	9,322	2.77	309,077	10,876	3.52
Other liabilities	26,840			26,581			24,335
Total liabilities (3)	361,289			363,397			333,312
Total equity	32,075			26,146			25,692
Total liabilities and equity	$393,364			$389,543			$359,004
Net interest earning assets	$37,208			$31,932			$28,056
Net interest income		$11,333			$9,865			$9,459
Interest rate spread (4)			2.83%			2.43%			2.51%
Net yield on weighted average interest-earning assets (5)			3.05%			2.68%			2.81%
Average interest-earning assets to average bearing liabilities			111.13%			109.48%			109.08%

(1)	Includes securities available for sale at amortized cost prior to fair value adjustments.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Noninterest Demand Deposit Accounts of $23,858, $24,332 and $20,995, previously reported as part of total interest-bearing liabilities.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$-	$(33)	$(33)	$95	$(258)	$(163)
Investment securities	364	(438)	(74)	619	(382)	237
Loans receivable, net	(422)	(24)	(446)	505	(1,727)	(1,222)
Total	(58)	(495)	(553)	1,219	(2,367)	(1,148)
Interest-bearing liabilities:
Deposits	379	(1,347)	(968)	821	(1,742)	(921)
FHLB advances and other borrowings	(845)	(208)	(1,053)	(462)	(171)	(633)
Total	(466)	(1,555)	(2,021)	359	(1,913)	(1,554)
Net change in interest income	$408	$1,060	$1,468	$860	$(454)	$406

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

Presented on the following table is an analysis of River Valley Financial’s interest rate risk, as of December 31, 2010 and December 31, 2009, as measured by changes in NPV for an instantaneous and sustained parallel shift of 100 through 300 basis points in market interest rates.

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

As of December 31, 2010 (Dollars in thousands)
Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent
+300		$51,043	$2,554	+5%
+200		50,577	2,088	+4
+100		49,667	1,178	+2
-		48,489	-	-
-100		47,307	(1,182)	-2
-200	(1)
-300	(1)

As of December 31, 2009 (Dollars in thousands)
Change in Interest Rates (basis points)		Estimated NPV	Amount of Change	Percent
+300		$43,802	$(1,939)	-4%
+200		45,559	(182)	-
+100		45,695	(45)	-
-		45,741	-	-
-100		44,600	(1,141)	-2
-200	(1)
-300	(1)

(1)	At December 31, 2010 and at December 31, 2009, the OTS did not provide information as to interest rate risk for a 300 point or a 200 point decrease.

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

At December 31, 2010, the Bank had commitments to originate loans totaling $12 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $25 million.

At December 31, 2010, the Bank had $3.3 million in commitments to sell loans.

OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Company considers the Bank’s liquidity and capital resources sufficient to meet outstanding short- and long-term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities	$5,202	$2,581	$4,690

Cash flows from investing activities:
Purchase of securities	(23,277)	(51,513)	(23,914)
Proceeds from maturities of securities	17,224	20,638	19,949
Proceeds from sales of securities	10,655	4,736	10,016
Net loan originations	7,582	5,143	(28,273)
Other	12	257	(521)

Cash flows from financing activities:
Net increase (decrease) in deposits	8,594	28,809	28,095
Net increase (decrease) in borrowings	(21,000)	(11,000)	(5,000)
Purchase of stock	-	-	(1,821)
Issuance of preferred stock	-	5,000	-
Other	(1,591)	(1,297)	(1,325)

Net increase (decrease) in cash and cash equivalents	$3,401	$3,354	$1,896

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

OTS regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of “risk-weighted assets.” Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $2.6 million at December 31, 2010.

The Bank exceeded all of its regulatory capital requirements at December 31, 2010. The following table summarizes the Bank’s regulatory capital requirements and regulatory capital at December 31, 2010:

	OTS Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets (1)	Amount	Amount of Excess
	(Dollars in thousands)

Tangible capital	1.50%	$5,788	9.70%	$37,415	$31,627
Core capital (2)	4.00	15,434	9.70%	37,415	21,981
Risk-based capital	8.00	21,454	14.92%	40,007	18,553

(1)	Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.
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

`
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

December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the Unites States of America.

BKD, LLP

Indianapolis, Indiana
March 16, 2011

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2010 and 2009

Assets	2010	2009
	(In Thousands, Except Share Amounts)

Cash and due from banks	$2,021	$2,021
Interest-bearing demand deposits	12,864	9,465
Federal funds sold	1,903	1,901
Cash and cash equivalents	16,788	13,387
Investment securities available for sale	75,231	79,561
Loans held for sale	1,089	175
Loans, net of allowance for loan losses of $3,806 and $2,611	265,448	276,591
Premises and equipment, net	7,975	7,522
Real estate, held for sale	400	253
Federal Home Loan Bank stock	4,496	4,850
Interest receivable	1,953	2,211
Cash value of life insurance	9,532	8,202
Goodwill	79	31
Other assets	3,618	3,379
Total assets	$386,609	$396,162

Liabilities
Deposits
Noninterest-bearing	$23,480	$23,448
Interest-bearing	262,857	253,138
Total deposits	286,337	276,586
Borrowings	65,217	86,217
Interest payable	485	669
Other liabilities	3,102	1,975
Total liabilities	355,141	365,447

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - liquidation preference $1,000 per share - no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 and 5,000 shares	5,000	5,000
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,514,472 and 1,504,472 shares	7,546	7,471
Retained earnings	18,479	17,791
Accumulated other comprehensive income	443	453
Total stockholders’ equity	31,468	30,715

Total liabilities and stockholders’ equity	$386,609	$396,162

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$15,859	$16,305
Investment securities	2,652	2,726
Interest-earning deposits and other	123	156
Total interest income	18,634	19,187

Interest Expense
Deposits	4,145	5,113
Borrowings	3,156	4,209
Total interest expense	7,301	9,322

Net Interest Income	11,333	9,865
Provision for loan losses	2,645	2,883

Net Interest Income After Provision for Loan Losses	8,688	6,982

Other Income
Service fees and charges	2,026	2,183
Net realized gains on available-for-sale securities	347	133
Net gains on loan sales	721	1,033
Interchange fee income	376	309
Increase in cash value of life insurance	331	330
Other income	101	180
Total other income	3,902	4,168

Other Expenses
Salaries and employee benefits	5,012	4,740
Net occupancy and equipment expenses	1,329	1,231
Data processing fees	480	396
Advertising	413	366
Mortgage servicing rights	151	177
Office supplies	158	153
Professional fees	350	348
FDIC premium assessment	463	667
Other expenses	1,362	1,226
Total other expenses	9,718	9,304

Income Before Income Tax	2,872	1,846
Income tax expense	552	150

Net Income	2,320	1,696
Preferred stock dividends	363	42

Net Income Available to Common Stockholders	$1,957	$1,654

Basic Earnings per Share	$1.30	$1.10
Diluted Earnings per Share	$1.29	$1.09

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)

Net Income	$2,320	$1,696
Other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $140 and $421	208	791
Less: Reclassification adjustment for gains included in net income, net of tax expense of $130 and $47	218	86
	(10)	705
Comprehensive Income	$2,310	$2,401

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010 and 2009

					Accumulated
					Other
					Comprehensive
		Preferred	Common	Retained	Income
	Shares	Stock	Stock	Earnings	(Loss)	Total
	(In Thousands, Except Share Amounts)
Balances, January 1, 2009	1,500,322	$-	$7,408	$17,384	$(252)	$24,540
Net income				1,696		1,696
Unrealized gains on securities, net of reclassification adjustment					705	705
Cash dividends ($.84 per common share)				(1,263)		(1,263)
Cashless exercise of stock options	4,150					-
Stock option expense			10			10
Amortization of expense related to stock compensation plans			53			53
Issuance of 5,000 shares preferred stock, no par value	5,000	5,000				5,000
Cash dividends (preferred shares)				(26)		(26)
Common stock outstanding	1,504,472
Preferred stock outstanding	5,000

Balances, December 31, 2009		$5,000	$7,471	$17,791	$453	$30,715

Net income				2,320		2,320
Unrealized gains on securities, net of reclassification adjustment					(10)	(10)
Cash dividends ($.84 per common share)				(1,269)		(1,269)
Exercise of stock options	10,000		36			36
Stock option expense			10			10
Amortization of expense related to stock compensation plans			29			29
Cash dividends (preferred shares)				(363)		(363)
Common stock outstanding	1,514,472
Preferred stock outstanding	5,000

Balances, December 31, 2010		$5,000	$7,546	$18,479	$443	$31,468

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
	(In Thousands)
Operating Activities
Net income	$2,320	$1,696
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,645	2,883
Depreciation and amortization	501	464
Deferred income tax	(127)	(83)
Investment securities gains	(347)	(133)
Loans originated for sale in the secondary market	(26,099)	(45,629)
Proceeds from sale of loans in the secondary market	25,672	46,174
Gain on sale of loans	(721)	(1,033)
Amortization of net loan origination cost	105	127
Employee Stock Ownership Plan Compensation	29	53
Net change in
Interest receivable	258	(24)
Interest payable	(184)	(35)
Prepaid FDIC assessment	428	(1,631)
Other adjustments	722	(198)
Net cash provided by operating activities	5,202	2,631
Investing Activities
Proceeds from sale of FHLB stock	354	-
Purchases of securities available for sale	(23,277)	(51,513)
Proceeds from maturities of securities available for sale	17,224	20,638
Proceeds from sales of securities available for sale	10,655	4,736
Net change in loans	7,582	5,093
Purchases of premises and equipment	(379)	(286)
Purchase of cash value life insurance	(1,000)	-
Net cash received in branch acquisition	582	-
Proceeds from sale of real estate acquired through foreclosure	590	4
Other investing activities	(135)	539
Net cash provided by (used in) investing activities	12,196	(20,789)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	1,888	11,197
Certificates of deposit	6,706	17,612
Proceeds from borrowings	22,000	6,000
Repayment of borrowings	(43,000)	(17,000)
Cash dividends	(1,631)	(1,288)
Issue shares of preferred stock	-	5,000
Proceeds from exercise of stock options	36	-
Advances by borrowers for taxes and insurance	4	(9)
Net cash provided by (used in) financing activities	(13,997)	21,512
Net Change in Cash and Cash Equivalents	3,401	3,354
Cash and Cash Equivalents, Beginning of Year	13,387	10,033
Cash and Cash Equivalents, End of Year	$16,788	$13,387
Additional Cash Flows and Supplementary Information
Interest paid	$7,485	$9,357
Income tax paid, net of refunds	666	221
Transfers to real estate held for sale	811	610

See Notes to Consolidated Financial Statements

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted of cash accounts with other financial institutions and federal funds sold.

One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through December 31, 2012, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or for interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000, effective October 3, 2008. The increase in federally insured limits is currently set to expire December 31, 2012. At December 31, 2010, the Company’s cash accounts exceeded federally insured limits by approximately $14,600,000. Included in this amount is approximately $10,100,000 with the Federal Reserve Bank and $2,600,000 with the Federal Home Loan Bank of Indianapolis.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2010, would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the year ended December 31, 2010.

Prior to the adoption of the accounting guidance in 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2006.

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

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

Reclassifications of certain amounts in the 2009 consolidated financial statements have been made to conform to the 2010 presentation.

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

At December 31, 2010, the Company held $110,623,000 in commercial real estate and land with approximately $98,615,000 of that total in loans collateralized by commercial and development real estate, primarily in the Floyd and Clark County, Indiana geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed. The accompanying financial statements have been prepared using values and information currently available to the Company.

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

Note 2: Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2010 was $1,292,000.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 3: Investment Securities

The amortized cost and approximate fair values of securities as of December 31, 2010 and December 31, 2009 are as follows:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$22,139	$452	$63	$22,528
State and municipal	22,516	463	124	22,855
Residential mortgage and other asset-backed agency securities	28,113	908	109	28,912
Corporate	1,768	-	832	936
Total investment securities	$74,536	$1,823	$1,128	$75,231

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$30,164	$336	$103	$30,397
State and municipal	20,243	551	129	20,665
Residential mortgage and other asset-backed agency securities	26,682	1,010	41	27,651
Corporate	1,777	-	929	848
Total investment securities	$78,866	$1,897	$1,202	$79,561

The amortized cost and fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value

Within one year	$-	$-
One to five years	22,060	22,440
Five to ten years	9,793	10,015
After ten years	14,570	13,864
	46,423	46,319
Residential mortgage and other asset-backed agency securities	28,113	28,912
Totals	$74,536	$75,231

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Securities with a carrying value of $3,032,000 were pledged at December 31, 2009 to secure FHLB advances. No securities were pledged for that purpose at December 31, 2010. Securities with a carrying value of $18,580,000 and $20,104,000 were pledged at December 31, 2010 and 2009 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 2010 and 2009 were $10,655,000 and $4,736,000, respectively. Gross gains of $350,000 and $133,000 resulting from sales and calls of available-for-sale securities were realized for 2010 and 2009 respectively. Gross losses of $3,000 were realized from sales and calls of available-for-sale securities in 2010 whereas no losses were realized in 2009.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2010 and 2009, were $13,352,000 and $21,210,000, which is approximately 17.7% and 26.7% of the Company’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any decline in fair values for these securities is temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009:

	2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$3,952	$(63)	$-	$-	$3,952	$(63)
State and municipal	2,752	(70)	724	(54)	3,476	(124)
Residential mortgage and other asset-backed agency securities	4,988	(109)	-	-	4,988	(109)
Corporate	-	-	936	(832)	936	(832)
Total temporarily impaired securities	$11,692	$(242)	$1,660	$(886)	$13,352	$(1,128)

	2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$11,985	$(103)	$-	$-	$11,985	$(103)
State and municipal	1,151	(14)	2,101	(115)	3,252	(129)
Residential mortgage and other asset-backed agency securities	5,125	(41)	-	-	5,125	(41)
Corporate	-	-	848	(929)	848	(929)
Total temporarily impaired securities	$18,261	$(158)	$2,949	$(1,044)	$21,210	$(1,202)

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Federal Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Residential Mortgage-Backed Agency Securities

The unrealized losses on the Company’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

State and Municipal

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Corporate Securities

The unrealized losses on the Company’s investment in corporate securities were due to losses on two pooled trust preferred issues held by the Company. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at December 31, 2010 of $530,000 and $302,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Company. The Company has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, the collateral coverage position of the tranches, the limited number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent less than 2.4% of the book value of the company’s investment portfolio and approximately 1.2% of market value. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Company has determined these securities are not other-than-temporarily impaired at December 31, 2010.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 4:    Loans and Allowance

	2010	2009
Residential real estate
Construction	$6,975	$7,867
One-to-four family residential	117,616	127,397
Multi-family residential	14,997	12,910
Nonresidential real estate and agricultural land	89,607	87,483
Land (not used for agricultural purposes)	21,016	23,065
Commercial	16,413	17,129
Consumer and other	4,533	4,711
	271,157	280,562
Unamortized deferred loan costs	485	464
Undisbursed loans in process	(2,388)	(1,824)
Allowance for loan losses	(3,806)	(2,611)
Total loans	$265,448	$276,591

The following tables present the breakdown of the balance in the allowance for loan losses as of December 31, 2010 and 2009, and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total

Balances, December 31, 2009	$52	$700	$63	$1,636	$83	$46	$31	$2,611
Provision for losses	(13)	278	83	1,162	893	72	170	2,645
Loans charged off	(4)	(250)	(8)	(1,428)	-	(405)	(130)	(2,225)
Recoveries on loans	-	18	-	262	-	444	51	775
Balances, December 31, 2010	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Ending allowance balance attributable to loans:
Individually evaluated for impairment:	$14	$200	$34	$351	$578	$37	$-	$1,214
Collectively evaluated for impairment:	21	546	104	1,281	398	120	122	2,592
Loans:
Individually evaluated for impairment:	278	7,769	910	6,493	6,341	901	-	22,692
Collectively evaluated for impairment:	6,697	109,847	14,087	83,114	14,675	15,512	4,533	248,465

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

2009
Allowance for loan losses
Balances, January 1	$2,364
Provision for losses	2,883
Loans charged off	(2,763)
Recoveries on loans	127
Balances, December 31	$2,611

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2010:

	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction	$6,975	$6,681	$16	$278	$-
1-4 family residential	117,616	107,010	5,256	5,224	126
Multi-family residential	14,997	14,087	-	334	576
Nonresidential	89,607	81,624	1,471	6,512	-
Land	21,016	14,199	2,845	3,972	-
Commercial	16,413	15,290	230	893	-
Consumer	4,533	4,188	25	320	-
Total Loans	$271,157	$243,079	$9,843	$17,533	$702

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually on an ongoing basis by classifying the loans as to credit risk, assigning grade classifications. Loan grade classifications of special mention, substandard, doubtful, or loss are reported to the Company’s board of directors monthly. The Company uses the following definitions for credit risk grade classifications:

Pass: Loans not meeting the criteria below are considered to be pass rated loans.

Special Mention: These assets are currently protected, but potentially weak. They have credit deficiencies deserving a higher degree of attention by management. These assets do not presently exhibit a sufficient degree of risk to warrant adverse classification. Concerns may lie with cash flow, liquidity, leverage, collateral, or industry conditions. These are graded special mention so that the appropriate level of attention is administered to prevent a move to a “substandard” rating.

Substandard: By regulatory definition, “substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged. These types of loans have well defined weaknesses that jeopardize the liquidation of the debt. A distinct possibility exists that the institution will sustain some loss if the deficiencies are not corrected. These loans are considered workout credits. They exhibit at least one of the following characteristics.

•	An expected loan payment is in excess of 90 days past due (non-performing), or non-earning.
•	The financial condition of the borrower has deteriorated to such a point that close monitoring is necessary. Payments do not necessarily have to be past due.
•	Repayment from the primary source of repayment is gone or impaired.
•	The borrower has filed for bankruptcy protection.
•	The loans are inadequately protected by the net worth and cash flow of the borrower.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

•	The guarantors have been called upon to make payments.
•	The borrower has exhibited a continued inability to reduce principal (although interest payment may be current).
•	The bank is considering a legal action against the borrower.
•
The collateral position has deteriorated to a point where there is a possibility the bank may sustain some loss. This may be due to the financial condition, improper documentation, or to a reduction in the value of the collateral.

•
Although loss may not seem likely, the Company has gone to extraordinary lengths (restructuring with extraordinary lengths) to protect its position in order to maintain a high probability of repayment.

•	Flaws in documentation leave the Company in a subordinated or unsecured position.

Doubtful: These loans exhibit the same characteristics as those rated “substandard,” plus weaknesses that make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. This would include inadequately secured loans that are being liquidated, and inadequately protected loans for which the likelihood of liquidation is high. This classification is temporary. Pending events are expected to materially reduce the amount of the loss. This means that the “doubtful” classification will result in either a partial or complete loss on the loan (write-down or specific reserve), with reclassification of the asset as “substandard,” or removal of the asset from the classified list, as in foreclosure or full loss.

The following table presents the Company’s loan portfolio aging analysis as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands, Except Share Amounts)
Construction	$-	$-	$165	$165	$6,810	$6,975	$-
1-4 family residential	132	839	2,304	3,275	114,341	117,616	-
Multi-family residential	-	-	910	910	14,087	14,997	-
Nonresidential	-	-	4,673	4,673	84,934	89,607	-
Land	-	372	1,749	2,121	18,895	21,016	-
Commercial	542	-	265	807	15,606	16,413	-
Consumer	37	-	315	352	4,181	4,533	-
	$711	$1,211	$10,381	$12,303	$258,854	$271,157	$-

At December 31, 2010 and 2009, the Company had non-accruing loans totaling $10,381,000 and $7,199,000, respectively, and equaled the loans delinquent 90 days or more. At December 31, 2010 and 2009, there were no accruing loans delinquent 90 days or more.

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present various breakdowns of impaired loans as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$113	$113	$-	$260	$9
1-4 family residential	5,834	6,011	-	2,602	67
Multi-family residential	334	334	-	875	16
Nonresidential	5,106	6,405	-	6,125	141
Land	2,856	3,366	-	1,609	51
Commercial	381	410	-	713	32
Consumer	-	-	-	-	-
	$14,624	$16,639	$-	$12,184	$316

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$165	$165	$14	165	$1
1-4 family residential	1,935	1,935	200	1,866	43
Multi-family residential	576	576	34	230	-
Nonresidential	1,387	1,387	351	792	-
Land	3,485	3,485	578	1,779	8
Commercial	520	520	37	520	34
Consumer	-	-	-	-	-
	$8,068	$8,068	$1,214	$5,352	$86

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$278	$278	$14	$425	$10
1-4 family residential	7,769	7,946	200	4,468	110
Multi-family residential	910	910	34	1,105	16
Nonresidential	6,493	7,792	351	6,917	141
Land	6,341	6,851	578	3,388	59
Commercial	901	930	37	1,233	66
Consumer	-	-	-	-	-
	$22,692	$24,707	$1,214	$17,536	$402

For 2010, interest income recognized on a cash basis included above totaled $27,000.

Impaired loans totaled $15,803,000 at December 31, 2009, and had no related allowance. For 2009, interest income recognized on average impaired loans of $9,850,000 was $226,000 of which $28,000 was recognized on a cash basis.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 5: Premises and Equipment

	2010	2009
Land	$1,649	$1,503
Buildings	6,724	6,262
Leasehold improvements	715	712
Equipment	4,358	3,981
Construction in progress	14	54
Total cost	13,460	12,512
Accumulated depreciation and amortization	(5,485)	(4,990)
Net	$7,975	$7,522

Note 6: Deposits

	2010	2009
Demand deposits	$118,044	$100,906
Savings deposits	52,205	66,748
Certificates and other time deposits of $100,000 or more	50,123	44,843
Other certificates and time deposits	65,965	64,089
Total deposits	$286,337	$276,586

Certificates and other time deposits maturing in
2011	$65,514
2012	28,603
2013	7,668
2014	9,103
2015	5,043
Thereafter	157
Total	$116,088

Note 7: Borrowings

	2010	2009
Federal Home Loan Bank advances	$58,000	$79,000
Subordinated debentures	7,217	7,217
Total borrowings	$65,217	$86,217

Maturities by year for advances at December 31, 2010 are $5,000,000 in 2011, $13,000,000 in 2012, $6,750,000 in 2013, $12,750,000 in 2014, $12,750,000 in 2015 and $7,750,000 in 2016 and thereafter. The weighted-average interest rate at December 31, 2010 and 2009 was 3.84% and 4.56%.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Federal Home Loan Bank advances are secured by loans totaling $172,886,000 at December 31, 2010. As of December 31, 2010, no securities were pledged for advances. Advances are subject to restrictions or penalties in the event of prepayment.

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

Note 8: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $94,408,000 and $92,019,000 at December 31, 2010 and 2009, respectively. Mortgage servicing rights are included in other assets in the balance sheet. The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method, along with the aggregate activity in related valuation allowances:

	2010	2009

Mortgage servicing rights
Balances, January 1	$543	$239
Servicing rights capitalized	234	443
Amortization of servicing rights	(139)	(139)
Balance at end of year	638	543

Valuation allowances
Balance at beginning of year	38	-
Additions	12	38
Balances at end of year	50	38
Mortgage servicing assets, net	$588	$505

Fair value disclosures
Fair value as of the beginning of the period	$825	$868
Fair value as of the end of the period	834	825

At December 31, 2010 and 2009, a valuation allowance was necessary to adjust the cost basis of certain pools of the mortgage servicing rights asset to fair value.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 9:    Income Tax

	2010	2009
Income tax expense (benefit)
Currently payable
Federal	$639	$245
State	40	(12)
Deferred
Federal	(119)	(56)
State	(8)	(27)

Total income tax expense	$552	$150

Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 34%	$976	$627
Effect of state income taxes	21	(26)
Tax exempt interest	(282)	(272)
Cash value of life insurance	(112)	(112)
Other	(51)	(67)

Actual tax expense	$552	$150

Effective tax rate	19.2%	8.13%

A cumulative net deferred tax asset is included in the balance sheets. The components of the asset are as follows:

	2010	2009
Assets
Allowance for loan losses	$1,448	$1,001
Deferred compensation	387	362
Purchase accounting adjustments	30	35
Pension and employee benefits	19	-
Alternative minimum tax carryforward	-	131
Other	57	130
Total assets	1,941	1,659
Liabilities
Depreciation and amortization	(794)	(661)
Loan fees	(185)	(178)
Pension and employee benefits	-	(23)
Mortgage servicing rights	(224)	(193)
Federal Home Loan Bank stock dividends	(92)	(100)
Prepaid expenses	(180)	(169)
Available-for-sale securities	(253)	(243)
Other	(40)	(36)
Total liabilities	(1,768)	(1,603)
	$173	$56

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2010	2009
Commitments to extend credit	$36,852	$31,176
Standby letters of credit	250	1,008

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2011 through 2029. Rental expense included in the consolidated statements of income for the years ended December 31, 2010 and 2009 was $229,000 and $213,000.

Future minimum lease payments under the leases are:

2011	$215
2012	216
2013	224
2014	235
2015	195
Thereafter	1,618
Total minimum lease payments	$2,703

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 11: Dividend and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Also, the Bank’s Plan of Conversion from its 1996 conversion from mutual to stock form imposes additional limitations on the amount of distributions to the Company, limiting distributions to prevent the Company’s net worth from being reduced below the amount required for a liquidation account. At December 31, 2010, the stockholder’s equity of the Bank was $37,962,000 of which approximately $33,725,000 was restricted from dividend distribution to the Company.

Note 12: Preferred Stock

During 2009, the Company raised $5,000,000 through a private placement of cumulative preferred stock. From the proceeds, $2,500,000 was contributed to the Bank. The preferred stock carries a liquidation value of $1,000 per share and pays dividends quarterly to shareholders at a rate of 7.25% per annum for the first five years. After the fifth year, the rate increases to 9% per annum and the Company has the option to redeem the preferred stock in whole or part at a price equal to the sum of the liquidation amount per share and any accrued and unpaid dividends, regardless of whether any dividends are actually declared.

Note 13: Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total risk-based capital (to risk-weighted assets)	$40,007	14.92%	$21,454	8.00%	$26,818	10.00%
Tier 1 capital (to risk-weighted assets)	37,415	13.95%	10,727	4.00%	16,091	6.00%
Core capital (to adjusted total assets)	37,415	9.70%	15,434	4.00%	19,292	5.00%
Core capital (to adjusted tangible assets)	37,415	9.70%	7,717	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	37,415	9.70%	5,788	1.50%	N/A	N/A

2009
Total risk-based capital (to risk-weighted assets)	$37,480	13.45%	$22,291	8.00%	$27,864	10.00%
Tier 1 capital (to risk-weighted assets)	34,869	12.51%	11,146	4.00%	16,719	6.00%
Core capital (to adjusted total assets)	34,869	8.82%	15,815	4.00%	19,769	5.00%
Core capital (to adjusted tangible assets)	34,869	8.82%	7,908	2.00%	N/A	N/A
Tangible capital (to adjusted total assets)	34,869	8.82%	5,931	1.50%	N/A	N/A

Note 14: Employee Benefits

The Bank provides pension benefits for substantially all of the Bank’s employees who were employed by the Bank prior to September 1, 2005, through its participation in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. Pension expense related to this plan was $193,000 and $144,000 for the years ended December 31, 2010 and 2009.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. Prior to 2009, the Bank provided a match for employee contributions for all contributing employees with a match of 50 percent for the first 6 percent of W-2 earnings for employees hired prior to September 1, 2005 and a match of 100 percent for the first 6 percent of W-2 earnings contributed for employees hired on or after September 1, 2005. Due to economic conditions, in October of 2009 the employer match for pre-2005 employees was discontinued and the match rate for post-2005 employees was reduced to 50 percent of the first 6 percent of W-2 earnings. The Bank’s expense for the plan was $21,000 and $62,000 for the years ended December 31, 2010 and 2009.

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $84,000 and $77,000 for the years ended December 31, 2010 and 2009.

The Company has an ESOP covering substantially all employees of the Company and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2010 and 2009 was $100,000 and $125,000, respectively. At December 31, 2010, the ESOP had 135,261 allocated shares, no suspense shares and no committed-to-be released

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

shares. At December 31, 2010 and 2009, the fair value of the 135,261 and 144,551 allocated shares held by the ESOP was $2,200,000 and $1,807,000, respectively.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 80,990 shares of the Company’s common stock in the open market and had 400 shares forfeited back into the fund. A total of 82,390 shares has all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $27,000 and $44,000 for the years ended December 31, 2010 and 2009.

Unvested RRP shares at December 31, 2010:

	Number of Shares	Grant Date Fair Value
Beginning of year	3,900	$19.08
Granted	1,000	15.00
Vested	(1,500)	19.23
End of year	3,400	$17.82

Unearned compensation at December 31, 2010 related to RRP shares is $60,600 and will be recognized over a weighted average period of 2.4 years.

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

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No grants were made in 2010 or 2009.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	47,400	$12.54	4.59
Granted	0
Exercised	13,000	6.24		$103
Forfeited or expired	2,000	6.99

Outstanding, end of year	32,400	$15.41	5.47	$51

Exercisable, end of year	23,400	$15.73	4.61	$38

The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $103,000 and $65,000 respectively.

As of December 31, 2010 and 2009, there was $19,000 and $27,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The respective costs were expected to be recognized over a weighted-average period of 2.75 years.

During 2010 and 2009, the Company recognized $10,000 and $10,000 of share-based compensation expense with a tax benefit of $4,000 and $4,000 related to the share-based compensation expense.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2010	$1,845
Change in composition
New loans, including renewals	1,011
Payments, etc., including renewals	(445)
Balances, December 31, 2010	$2,411

Deposits from related parties held by the Bank at December 31, 2010 and 2009 totaled $1,383,000 and $1,137,000.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17:	Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding.

	2010			2009
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common stockholders	$1,957	1,510,308	$1.30	$1,654	1,503,153	$1.10
Effect of Dilutive RRP Awards and Stock Options		4,131			8,279
Diluted Earnings Per Share
Income available to common stockholders and assumed conversions	$1,957	1,514,439	$1.29	$1,654	1,511,432	$1.09

Net income for the period ending December 31, 2010 of $2,320,000 was reduced by $363,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,957,000. Net income for the period ending December 31, 2009 of $1,696,000 was reduced by $42,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,654,000.

Options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share and 19,000 shares of common stock at $14.56 per share were outstanding for the periods ending December 31, 2010 and 2009. These groups of options were not included in the computation of diluted earnings per share for each period because the option price was greater than the average market price of the common shares.

Note 18: Disclosures About Fair Value of Financial Instruments

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
December 31, 2010 and 2009
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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009.

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$22,528	$-	$22,528	$-
Residential mortgage and other asset-backed agency securities	22,855	-	22,855	-
State and municipal	28,912	-	28,912	-
Corporate	936	-	-	936
Total	$75,231	$-	$74,295	$936

		Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$30,397	$-	$30,397	$-
Residential mortgage and other asset-backed agency securities	27,651	-	27,651	-
State and municipal	20,665	-	20,665	-
Corporate	848	-	-	848
Total	$79,561	$-	$78,713	$848

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the years ended December 31, 2010 and 2009.

	2010 Available-for-Sale Securities	2009 Available-for-Sale Securities
Beginning balance	$848	$1,083
Total realized and unrealized gains and losses
Amortization included in net income	8	7
Unrealized gains (losses) included in other comprehensive income	97	(222)
Purchases, issuances and settlements including pay downs	(17)	(20)
Transfers in and/or out of Level 3	-	-
Ending balance	$936	$848
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses included in net income for the years ended December 31, 2010 and December 31, 2009.

At December 31, 2009, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at December 31, 2010. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Company is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009.

		Fair Value Measurements Using
As of December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$8,956	$-	$-	$8,956
Mortgage servicing rights	234	-	-	234

		Fair Value Measurements Using
As of December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$7,288	$-	$-	$7,288
Mortgage servicing rights	443	-	-	443

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

Mortgage servicing rights recorded as an asset and into income during the years ended December 31, 2010 and December 31, 2009 totaled $234,000 and 443,000, respectively. During the same periods, impairment on prior period mortgage servicing rights was included in net income in the amount of $12,000 and $38,000, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

The estimated fair values of the Company’s financial instruments are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$16,788	$16,788	$13,387	$13,387
Investment securities available for sale	75,231	75,231	79,561	79,561
Loans, including loans held for sale, net of allowance for losses	266,537	274,139	276,766	284,215
Stock in FHLB	4,496	4,496	4,850	4,850
Interest receivable	1,953	1,953	2,211	2,211
Mortgage servicing rights	588	834	543	825

Liabilities
Deposits	286,337	289,576	276,586	279,524
FHLB advances	58,000	61,974	79,000	83,054
Borrowings	7,217	4,725	7,217	6,053
Interest payable	485	485	669	669
Advance payments by borrowers for taxes and insurance	105	105	101	101

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 19: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2010	2009
Assets
Cash and due from banks	$453	$2,232
Investment in common stock of the Bank	37,962	35,352
Investment in RVB Trust I	217	217
Other assets	375	459

Total assets	$39,007	$38,260

Liabilities
Borrowings	$7,217	$7,217
Dividends payable	318	316
Other liabilities	4	12
Total liabilities	7,539	7,545

Stockholders’ Equity	31,468	30,715

Total liabilities and stockholders’ equity	$39,007	$38,260

Condensed Statements of Income
	2010	2009
Income
Dividends from the Bank	$-	$400
Other income	1	2
Total income	1	402

Expenses
Interest expense	255	326
Other expenses	232	322
Total expenses	487	648

Loss before income tax and equity in undistributed income of subsidiary	(486)	(246)
Income tax benefit	215	296

Income (loss) before equity in undistributed income of subsidiary	(271)	50
Equity in undistributed income of the Bank	2,591	1,646

Net Income	$2,320	$1,696

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows
	2010	2009
Operating Activities
Net income	$2,320	$1,696
Items not providing cash	(2,506)	(1,669)
Net cash provided by (used in) operating activities	(184)	27

Investing Activities
Investment in subsidiary	-	(2,500)
Net cash used in investing activities	-	(2,500)

Financing Activities
Issuance of preferred stock	-	5,000
Proceeds from exercise of stock options	36	-
Cash dividends	(1,631)	(1,288)
Net cash provided by (used in) financing activities	(1,595)	3,712

Net Change in Cash and Cash Equivalents	(1,779)	1,239

Cash and Cash Equivalents at Beginning of Year	2,232	993

Cash and Cash Equivalents at End of Year	$453	$2,232

Note 20: Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Realized Gains on Securities	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2010
March	$4,683	$1,986	$2,697	$165	$34	$719	$.42	$.42
June	4,772	1,926	2,846	360	97	716	.41	.41
September	4,678	1,796	2,882	1,390	175	291	.13	.13
December	4,501	1,593	2,908	730	41	594	.32	.32
	$18,634	$7,301	$11,333	$2,645	$347	$2,320	$1.30	$1.29
2009
March	$4,842	$2,383	$2,459	$385	$25	$543	$.36	$.36
June	4,712	2,337	2,375	2,053	72	(362)	(.24)	(.24)
September	4,777	2,304	2,473	135	-	749	.50	.50
December	4,856	2,298	2,558	310	36	766	.48	.48
	$19,187	$9,322	$9,865	$2,883	$133	$1,696	$1.10	$1.09

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 21: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Company’s financial position or results of operations. This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. Management has determined the adoption of this guidance will not have a material effect on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which added disclosure requirements about an entity’s allowance for loan losses and the credit quality of its financing receivables. The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators. ASU 2010-20 will be effective for the Company’s reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations. The necessary disclosures have been included in Note 4.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310), “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 22: Business Acquisition

In the second quarter of 2010, the Company acquired a commercial bank branch in New Albany, Indiana. The Company purchased premises and equipment and customer deposits. Net cash proceeds of $582,000 were received in the transaction. Goodwill recognized in the transaction was $48,000 and is expected to be fully deductible for tax purposes.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 20, 2011 (the “2011 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2011 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2011 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2011 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2010.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections of the 2011 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal 1 - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	32,400		$15.41		26,320
Equity compensation plans not approved by security holders	-	(2)	-	(2)	13,230	(2)
Total	32,400		$15.41		39,550
(1)	River Valley Bancorp Stock Option Plan.
(2)
The Company maintains the River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). As of December 31, 2010, 3,400 RRP shares had been granted to management but were not yet vested. In addition, 78,590 RRP shares granted to management were fully vested, and shares were issued to management in connection therewith. The Company is authorized to make awards of up to a total of 95,220 shares.

(3)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2011 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2011 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

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

River Valley Bancorp

Date: March 16, 2011	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 16, 2011
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		) )
)
/s/ Vickie L. Grimes		)	March 16, 2011
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Robert W. Anger		)	March 16, 2011
Robert W. Anger	Director	)
)
)
/s/ Matthew P. Forrester		)	March 16, 2011
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 16, 2011
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 16, 2011
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 16, 2011
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 16, 2011
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Articles of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 18, 2009
	(2)	Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 24, 2009
	(3)	Amended Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 23, 2009
4	(1)
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

	(2)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the Form 10-KSB filed March 31, 2005
	(3)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the Form 10-KSB filed March 31, 2005
	(4)*	Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) of Registrant’s Form 10-KSB filed March 31, 2005
	(5)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) of Registrant’s Form 10-KSB filed on March 31, 2005
	(6)*	Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-KSB filed on March 31, 2005
	(7)*	River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007
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

	(10)*	Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007

Exhibit No.		Description

	(11)*	Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007
	(12)*	Amended and Restated Employment Agreement (John Muessel), is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 26, 2007
	(13)*	Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007
	(14)*	Form of Directors’ Deferral Plan Deferral and Distribution Election Form is incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 16, 2010
	(15)	Form of Investment Agreement for Series A Preferred Stock is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2009
	(16)	Branch Purchase and Assumption Agreement, dated March 3, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010
14		Code of Ethics
21		Subsidiaries of the Registrant
23		Consent of BKD, LLP
31	(1)	CEO Certification
	(2)	CFO Certification
32		Section 1350 Certification
* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.