Form 10-Q
period 2011-03-31
RIVER VALLEY BANCORP
filed 2011-05-16
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of May 13, 2011 was 1,514,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,270	$2,021
Interest-bearing demand deposits	12,351	12,864
Federal funds sold	1,904	1,903
Cash and cash equivalents	16,525	16,788
Investment securities available for sale	80,316	75,231
Loans held for sale	-	1,089
Loans	264,347	269,254
Allowance for loan losses	(3,708)	(3,806)
Net loans	260,639	265,448
Premises and equipment, net	7,887	7,975
Real estate, held for sale	2,517	400
Federal Home Loan Bank stock	4,496	4,496
Interest receivable	1,790	1,953
Cash value of life insurance	9,613	9,532
Goodwill	79	79
Other assets	3,172	3,618
Total assets	$387,034	$386,609

Liabilities
Deposits
Noninterest-bearing	$25,447	$23,480
Interest-bearing	263,183	262,857
Total deposits	288,630	286,337
Borrowings	62,217	65,217
Interest payable	457	485
Other liabilities	3,449	3,102
Total liabilities	354,753	355,141

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,514,472 shares	7,532	7,546
Retained earnings	18,872	18,479
Accumulated other comprehensive income	877	443
Total stockholders’ equity	32,281	31,468
Total liabilities and stockholders’ equity	$387,034	$386,609

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$3,859	$3,957
Investment securities	645	696
Interest-earning deposits and other	36	30
Total interest income	4,540	4,683

Interest Expense
Deposits	888	1,080
Borrowings	587	906
Total interest expense	1,475	1,986

Net Interest Income	3,065	2,697
Provision for loan losses	474	165
Net Interest Income After Provision for Loan Losses	2,591	2,532

Other Income
Service fees and charges	455	464
Net realized gains on sale of available-for-sale securities	126	34
Net gains on loan sales	160	87
Interchange fee income	97	84
Increase in cash value of life insurance	81	77
Loss on sale of premises, equipmentand real estate held for sale	(49)	(16)
Other income	45	48
Total other income	915	778

Other Expenses
Salaries and employee benefits	1,297	1,239
Net occupancy and equipment expenses	358	338
Data processing fees	110	112
Advertising	81	97
Mortgage servicing rights	43	38
Office supplies	27	41
Professional fees	118	92
Federal Deposit Insurance Corporation assessment	121	126
Other expenses	289	286
Total other expenses	2,444	2,369

Income Before Income Tax	1,062	941
Income tax expense	260	222

Net Income	802	719
Preferred stock dividends	91	89

Net Income Available to Common Stockholders	$711	$630

Basic earnings per common share	$.47	$.42
Diluted earnings per common share	.47	.42
Dividends per common share	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Net income	$802	$719
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $267 and $169	517	334
Less: Reclassification adjustment for gains included in net income, net of tax expense of $43 and $13	83	21
	434	313
Comprehensive income	$1,236	$1,032

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Operating Activities
Net income	$802	$719
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	474	165
Depreciation and amortization	143	123
Investment securities gains	(126)	(34)
Loans originated for sale in the secondary market	(4,502)	(3,417)
Proceeds from sale of loans in the secondary market	5,695	3,359
Gain on sale of loans	(160)	(87)
Amortization of net loan origination cost	38	21
Net change in
Interest receivable	163	409
Interest payable	(28)	(66)
Prepaid FDIC assessment	112	118
Other adjustments	432	788
Net cash provided by operating activities	3,043	2,098

Investing Activities
Purchases of securities available for sale	(9,719)	(5,131)
Proceeds from maturities of securities available for sale	2,610	5,782
Proceeds from sales of securities available for sale	2,796	2,006
Net change in loans	1,983	3,314
Purchases of premises and equipment	(55)	(57)
Proceeds from sale of real estate acquired through foreclosure	148	239
Net cash provided by (used in) investing activities	(2,237)	6,153

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	10,741	47
Certificates of deposit	(8,448)	5,617
Proceeds from borrowings	10,000	-
Repayment of borrowings	(13,000)	(8,000)
Cash dividends	(410)	(405)
Acquisition of stock for stock benefit plans	(16)	-
Advances by borrowers for taxes and insurance	64	46
Net cash used in financing activities	(1,069)	(2,695)

Net Change in Cash and Cash Equivalents	(263)	5,556
Cash and Cash Equivalents, Beginning of Period	16,788	13,387
Cash and Cash Equivalents, End of Period	$16,525	$18,943

Additional Cash Flows and Supplementary Information
Interest paid	$1,503	$2,052
Income tax paid, net of refunds	-	8
Transfers to real estate held for sale	2,314	63

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$711	1,514,472	$.47	$630	1,504,472	$.42

Effect of dilutive RRP awards and stock options		1,106			7,442
Diluted earnings per share
Income available to common stockholders and assumed conversions	$711	1,515,578	$.47	$630	1,511,914	$.42

Net income for the period ending March 31, 2011 of $802,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $711,000. Net income for the period ending March 31, 2010 of $719,000 was reduced by $89,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $630,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares:

■
For both the three-month period ended March 31, 2011 and the three-month period ended March 31, 2010, options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share and options to purchase 19,000 shares of common stock at an exercise price of $14.56 were outstanding and were not included in the computation of diluted earnings for those periods.

■
Additionally, for the three-month period ended March 31, 2010, there were options to purchase 8,400 shares of common stock at an exercise price of $13.25 per share outstanding that were not included in the computation of diluted earnings for that period.

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010, respectively (in thousands).

		March 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$25,358	$-	$25,358	$-
State and municipal	24,553	-	24,553	-
Government-sponsored enterprise (GSE) -residential mortgage-backed and other asset-backed agency securities	29,245	-	29,245
Corporate	1,160	-	-	1,160
Total	$80,316	$-	$79,156	$1,160

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$22,528	$-	$22,528	$-
State and municipal	28,912	-	28,912	-
Government-sponsored enterprise (GSE) -residential mortgage-backed and other asset-backed agency securities	22,855	-	22,855	-
Corporate	936	-	-	936
Total	$75,231	$-	$74,295	$936

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs for the three-month periods ended March 31, 2011 and March 31, 2010:

	Available-For-Sale Securities
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(In Thousands)

Beginning balance	$936	$848

Total realized and unrealized gains and losses
Amortization included in net income	2	1
Unrealized gains (losses) included in other comprehensive income	225	124
Purchases	-	-
Pay downs	(3)	(4)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,160	$969
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month periods ended March 31, 2011 and March 31, 2010.

At March 31, 2010, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at March 31, 2011. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Corporation is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a nonrecurring basis and recognized in the accompanying balance sheet as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010.

		March 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$1,107	$-	$-	$1,107
Mortgage Servicing Rights	55	-	-	55

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Impaired loans	$8,956	$-	$-	$8,956
Mortgage servicing rights	234	-	-	234

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

Mortgage servicing rights recorded as an asset and into income during the three months ended March 31, 2011 and the year ended December 31, 2010 totaled $55,000 and $234,000, respectively. During the same periods, impairment on prior period mortgage servicing rights was included in net income in the amount of $6,000 and $12,000, respectively. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets	(In Thousands)

Cash and cash equivalents	$16,525	$16,525	$16,788	$16,788
Investment securities available for sale	80,316	80,316	75,231	75,231
Loans, held for sale	-	-	1,089	1,110
Loans, net of allowance for losses	260,639	267,381	265,488	273,029
Stock in FHLB	4,496	4,496	4,496	4,496
Interest receivable	1,790	1,790	1,953	1,953
Mortgage servicing rights	601	843	588	834

Liabilities
Deposits	288,630	291,545	286,337	289,576
FHLB advances	55,000	58,206	58,000	61,974
Borrowings	7,217	5,880	7,217	4,871
Interest payable	457	457	485	485
Advance payments by borrowers for taxes and insurance	169	169	105	105

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$25,067	$367	$76	$25,358
State and municipal	23,736	864	47	24,553
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	28,392	921	68	29,245
Corporate	1,767	-	607	1,160
Total investment securities	$78,962	$2,152	$798	$80,316

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$22,139	$452	$63	$22,528
State and municipal	22,516	463	124	22,855
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	28,113	908	109	28,912
Corporate	1,768	-	832	936
Total investment securities	$74,536	$1,823	$1,128	$75,231

The amortized cost and fair value of available-for-sale securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
March 31, 2011	Amortized Cost	Fair Value
	(In Thousands)

Within one year	$1,345	$1,364
One to five years	22,086	22,469
Five to ten years	13,343	13,604
After ten years	13,796	13,634
	50,570	51,071
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	28,392	29,245
Totals	$78,962	$80,316

No securities were pledged at March 31, 2011 or at December 31, 2010 to secure FHLB advances. Securities with a carrying value of $15,720,000 and $18,580,000 were pledged at March 31, 2011 and December 31, 2010 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the three-month period ended March 31, 2011 were $2,796,000, and were $2,006,000 during the same period in 2010. Gross gains of $126,000 and $34,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. No losses were realized for either period. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2011 was $18,866,000, which is approximately 23.5% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2010 was $13,352,000, which represented 17.7% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$8,855	$(76)	$-	$-	$8,855	$(76)
State and municipal	2,176	(19)	750	(28)	2,926	(47)
GSE - residential mortgage-backed and other asset-backed agency securities	5,925	(68)	-	-	5,925	(68)
Corporate	-	-	1,160	(607)	1,160	(607)

Total temporarily impaired securities	$16,956	$(163)	$1,910	$(635)	$18,866	$(798)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$3,952	$(63)	$-	$-	$3,952	$(63)
State and municipal	2,752	(70)	724	(54)	3,476	(124)
GSE - residential mortgage-backed and other asset-backed agency securities	4,988	(109)	-	-	4,988	(109)
Corporate	-	-	936	(832)	936	(832)

Total temporarily impaired securities	$11,692	$(242)	$1,660	$(886)	$13,352	$(1,128)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

There are no U.S. government agency investments in a continuous loss position for 12 months or more as of March 31, 2011.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Government- Sponsored Enterprise (GSE) - Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

There are no residential mortgage or other asset-backed agency security investments in a continuous loss position for 12 months or more as of March 31, 2011.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at March 31, 2011 of $392,000 and $215,000, respectively. At December 31, 2010, the unrealized losses on these two investments were $530,000 and $302,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent less than 2.3% of the book value of the Corporation investment portfolio and approximately 1.4% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at March 31, 2011.

NOTE 6:  LOANS AND ALLOWANCE

The Corporation’s loan and allowance polices are as follows:

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

Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment measurements.

The following table presents the breakdown of loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(In Thousands)
Residential real estate
Construction	$4,876	$6,975
One-to-four family residential	114,535	117,616
Multi-family residential	16,597	14,997
Nonresidential real estate and agricultural land	87,882	89,607
Land (not used for agricultural purposes)	20,529	21,016
Commercial	16,759	16,413
Consumer and other	4,206	4,533
	265,384	271,157
Unamortized deferred loan costs	476	485
Undisbursed loans in process	(1,513)	(2,388)
Allowance for loan losses	(3,708)	(3,806)
Total loans	$260,639	$265,448

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2011 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of March 31, 2011 and December 31, 2010.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2011 Balances at beginning of Period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(5)	340	-	205	(26)	-	(40)	474
Loans charged off	-	(197)	-	(368)	-	-	(19)	(584)
Recoveries on loans	-	-	-	-	-	-	12	12
Balances at end of period	$30	$889	$138	$1,469	$950	$157	$75	$3,708

As of March 31, 2011 Allowance for losses:
Individually evaluated for impairment:	$14	$253	$30	$34	$661	$37	$-	$1,029
Collectively evaluated for impairment:	16	636	108	1,435	289	120	75	2,679
Balances at end of period	$30	$889	$138	$1,469	$950	$157	$75	$3,708
Loans:
Individually evaluated for impairment:	$167	$5,078	$2,324	$4,468	$6,275	$422	$-	$18,734
Collectively evaluated for impairment:	4,709	109,457	14,273	83,414	14,254	16,337	4,206	246,650
Balances at end of period	$4,876	$114,535	$16,597	$87,882	$20,529	$16,759	$4,206	$265,384

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total

As of December 31, 2010
Allowance for losses:
Individually evaluated for impairment:	$14	$200	$34	$351	$578	$37	$-	$1,214
Collectively evaluated for impairment:	21	546	104	1,281	398	120	122	2,592
Balances at end of period	$35	$746	$138	$1,632	$976	$157	$122	$3,806

Loans:
Individually evaluated for impairment:	$278	$7,769	$910	$6,493	$6,341	$901	$-	$22,692
Collectively evaluated for impairment:	6,697	109,847	14,087	83,114	14,675	15,512	4,533	248,465
Balances at end of period	$6,975	$117,616	$14,997	$89,607	$21,016	$16,413	$4,533	$271,157

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of March 31, 2011 and December 31, 2010:

March 31, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction	$4,876	$4,624	$85	$167	$-
1-4 family residential	114,535	105,869	3,398	4,991	277
Multi-family residential	16,597	14,273	-	2,324	-
Nonresidential	87,882	81,669	1,745	4,468	-
Land	20,529	13,859	2,692	3,978	-
Commercial	16,759	16,113	224	422	-
Consumer	4,206	4,160	19	27	-
Total Loans	$265,384	$240,567	$8,163	$16,377	$277

December 31, 2010	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction	$6,975	$6,681	$16	$278	$-
1-4 family residential	117,616	107,010	5,256	5,224	126
Multi-family residential	14,997	14,087	-	334	576
Nonresidential	89,607	81,624	1,471	6,512	-
Land	21,016	14,199	2,845	3,972	-
Commercial	16,413	15,290	230	893	-
Consumer	4,533	4,188	25	320	-
Total Loans	$271,157	$243,079	$9,843	$17,533	$702

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

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands, Except Share Amounts)
Construction	$-	$-	$167	$167	$4,710	$4,876	$-
1-4 family residential	1,181	331	2,542	4,054	110,481	114,535	-
Multi-family residential	-	-	337	337	16,260	16,597	-
Nonresidential	127	171	2,634	2,932	84,950	87,882	-
Land	89	79	1,774	1,942	18,587	20,529	-
Commercial	53	50	325	428	16,331	16,759	-
Consumer	22	-	23	45	4,160	4,206	-
	$1,472	$631	$7,802	$9,905	$255,479	$265,384	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands, Except Share Amounts)
Construction	$-	$-	$165	$165	$6,810	$6,975	$-
1-4 family residential	132	839	2,304	3,275	114,341	117,616	-
Multi-family residential	-	-	910	910	14,087	14,997	-
Nonresidential	-	-	4,673	4,673	84,934	89,607	-
Land	-	372	1,749	2,121	18,895	21,016	-
Commercial	542	-	265	807	15,606	16,413	-
Consumer	37	-	315	352	4,181	4,533	-
	$711	$1,211	$10,381	$12,303	$258,854	$271,157	$-

At March 31, 2011 and December 31, 2010, the Company had non-accruing loans totaling $7,802,000 and $10,381,000, respectively, which equaled the loans delinquent 90 days or more. At March 31, 2011 and December 31, 2010 there were no accruing loans delinquent 90 days or more.

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

The following tables present various breakdowns of impaired loans as of Mach 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$-	$-	$-	$19	$1
1-4 family residential	3,198	3,373	-	4,401	54
Multi-family residential	1,987	1,987	-	1,516	9
Nonresidential	4,039	5,024	-	4,697	34
Land	2,383	2,383	-	2,406	27
Commercial	364	392	-	410	5
Consumer	-	-	-	-	-
	$11,971	$13,159	$-	$13,449	$130

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$167	$167	$14	166	$-
1-4 family residential	1,880	1,880	253	1,895	5
Multi-family residential	337	337	30	335	-
Nonresidential	429	743	34	428	-
Land	3,892	4,402	661	3,889	12
Commercial	58	58	37	482	-
Consumer	-	-	-	-	-
	$6,763	$7,587	$1,029	$7,195	$17

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$167	$167	$14	$185	$1
1-4 family residential	5,078	5,253	253	6,296	59
Multi-family residential	2,324	2,324	30	1,851	9
Nonresidential	4,468	5,767	34	5,125	34
Land	6,275	6,785	661	6,295	39
Commercial	422	450	37	892	5
Consumer	-	-	-	-	-
	$18,734	$20,746	$1,029	$20,644	$147

The following tables present various breakdowns of impaired loans as of December 31, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$113	$113	$-	$260	$9
1-4 family residential	5,834	6,011	-	2,602	67
Multi-family residential	334	334	-	875	16
Nonresidential	5,106	6,405	-	6,125	141
Land	2,856	3,366	-	1,609	51
Commercial	381	410	-	713	32
Consumer	-	-	-	-	-
	$14,624	$16,639	$-	$12,184	$316

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$165	$165	$14	165	$1
1-4 family residential	1,935	1,935	200	1,866	43
Multi-family residential	576	576	34	230	-
Nonresidential	1,387	1,387	351	792	-
Land	3,485	3,485	578	1,779	8
Commercial	520	520	37	520	34
Consumer	-	-	-	-	-
	$8,068	$8,068	$1,214	$5,352	$86

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$278	$278	$14	$425	$10
1-4 family residential	7,769	7,946	200	4,468	110
Multi-family residential	910	910	34	1,105	16
Nonresidential	6,493	7,792	351	6,917	141
Land	6,341	6,851	578	3,388	59
Commercial	901	930	37	1,233	66
Consumer	-	-	-	-	-
	$22,692	$24,707	$1,214	$17,536	$402

For 2010 and 2011, interest income recognized on a cash basis included above was immaterial.

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

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”),” which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Management is currently in the process of determining what effect the provisions of this statement will have on the Corporation’s financial position or results of operations.

NOTE 8:  BUSINESS ACQUISITION

In the second quarter of 2010, the Company acquired a commercial bank branch in New Albany, Indiana. The Company purchased premises and equipment and customer deposits. Net cash proceeds of $582,000 were received in the transaction. Goodwill recognized in the transaction was $48,000 and is expected to be fully deductible for tax purposes.

NOTE 9:   RECLASSIFICATIONS

Certain reclassifications have been made to the 2010 consolidated condensed financial statements to conform to the March 31, 2011 presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause or contribute to such differences. Some of these factors are discussed herein, but also include, but are not limited to, changes in the economy and interest rates in the nation and the Bank’s general market area; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and governmental intervention in the financial services industry. The forward-looking statements contained herein include those with respect to the effect future changes in interest rates may have on financial condition and results of operations, and management’s opinion as to the effect on the Corporation’s consolidated financial position and results of operations of recent accounting pronouncements not yet in effect.

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

Further adverse effects on the U.S. banking and financial industries as well as on the broader U.S. and global economies could have an adverse effect on the Corporation and its business.

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

Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has made sweeping changes to the United States financial system. The Dodd-Frank Act calls for the elimination of the OTS as of July 21, 2011, although this deadline can be extended for an additional six months. The Dodd-Frank Act transfers to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transfers to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Holding Company and all of its subsidiaries other than the Bank will be supervised by the Federal Reserve from and after July 21, 2011, subject to a possible six month extension. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. No later than the effective date of the transfer of these responsibilities, the OCC and the Federal Reserve are to publish regulations that will apply to the entities that they are to regulate for the first time. OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Holding Company are subject are to remain in effect until they are suspended.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements presented on pages 61 through 64 of the Annual Report on Form 10-K for the year ended December 31, 2010 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights.

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

The Corporation’s primary market area for lending is comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

Other-Than-Temporary Impairment

The Corporation evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of review of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the year ended March 31, 2011.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of March 31, 2011 and December 31, 2010, mortgage servicing rights had carrying values of $601,000 and $588,000 respectively. The December 31, 2010 amount included a $50,000 valuation allowance for impairment on certain pools of servicing rights as of that date. The March 31, 2011 amount included a $56,000 valuation for impairment on certain pools of servicing rights, as of that date.

Financial Condition

At March 31, 2011, the Corporation’s consolidated assets totaled $387.0 million, a slight increase of $425,000, or 0.1%, from December 31, 2010. The change in assets was driven by a $4.8 million decrease in loan receivables as the difficult lending environment continued to affect loan production and $2.3 million of real estate collateral for non-performing loans was foreclosed upon and transferred to real estate held for sale. Countering the decrease in the loan portfolio was growth in investments available for sale, with investments held by the Corporation increasing $5.1 million, period to period, an overall increase of 6.8% from $75.2 million at December 31, 2010 to $80.3 million as of March 31, 2011. Over the same period, the Corporation repaid $3.0 million in borrowings with the Federal Home Loan Bank of Indianapolis (FHLB) and restructured an additional $10.0 million to lock in lower borrowing rates. Those rates decreased 20 basis points across the period, from 3.84% as of December 31, 2010 to 3.64% as of March 31, 2011. Total deposits increased $2.3 million from December 31, 2010 to March 31, 2011, with the majority of the increase in noninterest bearing deposits. Changes in other assets and other liabilities over the period were comprised of changes in prepaid asset balances and non-earning liabilities such as clearing accounts for official checks.

The difficult lending environment continued to challenge loan production for the Corporation. Total loans, net of the allowance for loan losses, decreased $4.8 million, or 1.8%, from $265.4 million at December 31, 2010 to $260.6 million at March 31, 2011. As discussed above, $2.3 million in non-performing loans were removed from the portfolio and into real estate held for sale. The collateral for this real estate was comprised of a professional office building in New Albany, Indiana, a car wash in Charlestown, Indiana, and an apartment complex in Scottsburg, Indiana. The only other piece of real estate held by the Corporation for sale as of March 31, 2011was a car wash in Louisville, Kentucky. Except for the Louisville car wash all are operating commercial properties.

The Corporation’s consolidated allowance for loan losses totaled $3.7 million at March 31, 2011 as compared to $3.8 million at December 31, 2010. Provision expense of $474,000 for the three months ended March 31, 2011 was offset by net charge-offs of $572,000. This compared to provision expense for the three months ended March 31, 2010 of $165,000 and net recoveries of $230,000. Net charge-offs for the three-month period ended March 31, 2011 were primarily comprised of a $200,000 unsecured loan charged off due to bankruptcy and a $370,000 loan previously provisioned by a specific reserve allocation during 2010. Funding for the allowance represented 1.41% of total loans, for March 31, 2011 and December 31, 2010.

Delinquency 30 or more days past due as of March 31, 2011 was $9.9 million, or 3.78% of total loans, as compared to $12.3 million, or 4.59%, at December 31, 2010. The March 31, 2011 decrease was due primarily to loan foreclosures that resulted in the real estate held for sale discussed above.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on non-accrual status) as of March 31, 2011 were $7.8 million, compared to $7.1 million at the same date in 2010 and $10.4 million at December 31, 2010. Non-performing loans as a percent of total loans were 2.97%, 2.57% and 3.86%, respectively, for those periods. Non-performing levels continue to be almost entirely comprised of loans in the lengthy process of foreclosure. Of the total amount in foreclosure, 82% relates to four large relationships that have been in process for six months or more.

Although management believes that its allowance for loan losses at March 31, 2011 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance. Additional segmentation of the allowance factors was incorporated effective December 31, 2010, as detailed in the tables earlier in this report.

Other changes in the asset mix of the Corporation occurred with varying impact on the financial statements. Interest receivable decreased 8.2% over the three-month period from $2.0 million as of December 31, 2010 to $1.8 million as of March 31, 2011, as average balances dropped. Prepaid assets dropped as $112,000 in prepaid FDIC assessments were expensed for the first three months of 2011 and other prepaid items were expensed. An additional $6,000 of FDIC expense for the period relates to other deposit insurance related costs, including the Temporary Liquidity Guarantee Program (TLGP) assessment which provides 100% coverage on noninterest bearing deposits.

Deposits totaled $288.6 million at March 31, 2011, an increase of $2.3 million, or 0.8%, compared to total deposits at December 31, 2010 of $286.3 million. During the three-month period, noninterest bearing transactional deposit accounts increased by 8.4%, or $2.0 million, while interest bearing accounts, primarily certificate of deposit accounts, increased 0.1%, or $326,000. The largest deposit increases for the period came primarily from the south central Indiana branches, including the newest branch in New Albany, Indiana.

Borrowing totaled $62.2 million at March 31, 2011 versus $65.2 million at December 31, 2010, a drop of $3.0 million, or 4.6%, period to period, as the Corporation used portions of excess liquidity to pay down advances. Of total borrowings, $55.0 million and $58.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 3.64% and 3.84% at the respective dates. These balances and average rates on advances from the FHLB represent a reduction from the same at March 31, 2010 which were $71.0 million and 4.60%. The drop in average balances and rates, March 2010 to March 2011, resulted in a $319,000, or 35.2%, decrease in the cost of borrowing period to period. Borrowing costs of $587,000 for the three months ended March 31, 2011 compared to $906,000 for the same period in 2010. A significant contributor to the decrease in the cost of borrowing, period to period, was the restructuring of $29.0 million in advances over the last 12 months, with the Corporation taking advantage of lower borrowing costs and locking in those low costs against future rate volatility.

Other liabilities totaled $3.4 million at March 31, 2011, an increase of $347,000 from the December 31, 2010 balance of $3.1 million as escrowed balances were higher period to period.

Stockholders’ equity totaled $32.3 million at March 31, 2011, an increase of $813,000, or 2.6%, from the $31.5 million at December 31, 2010. The increase was primarily due to the change in the unrealized earnings on available-for-sale investments, at a gain position of $877,000 at March 31, 2011, as compared to $443,000 at December 31, 2010, and first quarter earnings of $802,000. During the three months ending March 31, 2011, $16,000 was used to purchase 1,000 shares of Corporation stock, in satisfaction of a 2010 award under one of the corporate employee benefit plans, and the Corporation paid dividends totaling $409,000 to preferred and common shareholders during the period. Dividends to common shareholders for the three-month period were $.21 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2011, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

General

The Corporation’s net income for the three months ended March 31, 2011 totaled $802,000, an increase of $83,000, or 11.5%, from the net income of $719,000 reported for the period ended March 31, 2010. The increase in income for the 2011 period was primarily attributable to a significant decrease in the cost of funds, period to period, as deposit and borrowing costs of funds dropped from 2.13% at March 31, 2010 to 1.63% at March 31, 2011. This drop translated to a $511,000, or 25.7%, decrease in interest expense period to period. This compared to a slight decrease in income from interest-earning assets of $143,000, or 3.1%, for the same period, with the yield on loans changing only negligibly, from 6.04% at March 31, 2010 to 5.93% a year later, and average balances for the loan portfolio declining. Yields on investments dropped, from 3.62% at March 31, 2010 to 3.43% at March 31, 2011, causing only a slight decrease in interest income, $51,000 period to period, as average balances increased slightly. Gain on loan sales to the secondary market, a significant contributor to net income in 2009 and 2010, was $160,000 for the three-month period ended March 31, 2011 as compared to $87,000 for the same three-month period in 2010. Sales into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (Freddie Mac), which were strong throughout 2010, were $4.5 million for the first three months of 2011, a slight improvement over the $3.4 million in sales during the same period in 2010. This source of income is not expected to continue through 2011as sales into the secondary markets are predicted to decline significantly in response to tightened lending criteria and lack of consumer ability and enthusiasm for refinancing of primary residences.

Other items affecting net income included decreases in service charges for overdrawn accounts, an increase in the provision expense for loan losses, and increases in operating costs. Expense for FDIC insurance for the three-month period ended March 31, 2011 was $121,000, relatively unchanged from the expense for the three-month period ended March 31, 2010 of $126,000.

Net Interest Income

Total interest income for the three months ended March 31, 2011 decreased $143,000, or 3.0%, from $4.7 million at March 31, 2010 to $4.5 million at March 31, 2011. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $511,000, or 25.7%, from the $2.0 million reported at March 31, 2010 to $1.5 million at March 31, 2010. For the three months ended March 31, 2011, interest expense from deposits totaled $888,000 while interest expense from borrowings totaled $587,000, as compared to $1.1 million and $906,000 for the same period in 2010. Of the overall decrease in interest expense, $192,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates. Over the same period, the Corporation experienced a decrease of $319,000 on interest expense for borrowings as advances were repaid and the average balance of funds borrowed from the FHLB dropped. The average rate paid on those borrowings dropped from 4.60% at March 31, 2010 to 3.64% at March 31, 2011 as $16.0 million in advances were repaid over the period and $29.0 million in advances were restructured to take advantage of lower rates currently and into the future. Borrowing at the FHLB as of March 31, 2011 totaled $55.0 million with an additional $47.0 million available by authorization of the board of directors of the Corporation.

Net interest income was $3.1 million for the three months ended March 31, 2011 and $2.7 million for the same period in 2010, with an increase period to period of $368,000, or 13.6%. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $474,000 provision for losses on loans for the three months ended March 31, 2011, as compared to $165,000 for the same period in 2010. The quarterly expense of $474,000 corresponds to the annual expenses for 2009, of $2.9 million, and 2010, of $2.6 million, and reflects the loss experience of the Corporation projected for the continued stagnation in the economy. Delinquencies in total have decreased as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.

Non-performing loans as of March 31, 2011 were $7.8 million, an increase of $700,000, from the $7.1 million at the same point in 2010. Of the total non-performing loans of $7.8 million at March 31, 2011, approximately $4.3 million have been past due for 12 months or more, have been reduced by partial charge-off of confirmed losses or protected by specific reserve allocations, and are in the lengthy process of work out or foreclosure. While management believes that the allowance for losses on loans is adequate at March 31, 2011, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $137,000, or 17.6%, during the three months ended March 31, 2011 to $915,000, as compared to the $778,000 reported for the same period in 2010. The increase was due primarily to the increase in loan sales into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the three months ending March 31, 2011 totaled $160,000, an increase of $73,000 over the $87,000 recorded for the same period ended March 31, 2010. The other major contributor to the increase, period to period, was in the gains on the sale of available-for-sale investments, $126,000 for the three-month period ended March 31, 2011 as compared to $34,000 for the same period in 2010, as the Corporation took advantage of gain positions on investments. Period to period, service fees and charges, which includes income from overdrawn deposit accounts (NSF fees), decreased slightly as customers appeared to be more frugal in their spending habits. Losses on foreclosed real estate owned, $16,000 for the three-month period ended March 31, 2010, increased moderately to $49,000 for the same three-month period in 2011. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expense

Total other expense experienced only modest change period to period, with a net increase of $75,000, or 3.2%, from March 31, 2010 to March 31, 2011. In general, decreases were experienced in several financial statement lines. The most significant financial statement increases were:

•	Salaries and employee benefits, a 4.7% increase period to period, reflective of increased branch personnel

•	Net occupancy and equipment expenses, a 5.9% increase period to period, reflective of the addition of branches and information technology

•
Professional fees, a 28.3% increase period to period, reflective of the current regulatory environment which has placed pressure on financial institutions to provide third party analysis at all levels of the operation

Income Taxes

Tax expense of $260,000 was recorded for the three-month period ended March 31, 2011 as compared to $222,000 for the comparable period in 2010. For the 2011 period, the Corporation had pre-tax income of $1,062,000 as compared to $941,000 for the 2010 period. The effective tax rate was 24.5% for the three-month period ended March 31, 2011 as compared to 23.6% for the same period in 2010. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2011, the Bank had $55.0 million in such borrowings, with an additional $47.0 million available, previously approved by the Bank’s board of directors. Based on collateral, an additional $40.1 million could be available, if the board of directors determines the need. In addition, at March 31, 2011, the Bank had commitments to fund loan originations of $3.3 million, unused home equity lines of credit of $16.6 million and unused commercial lines of credit of $9.0 million. Commitments to sell loans as of that date were $643,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of common stock made by or on behalf of the Company during the three months ended March 31, 2011 are set forth below:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2011 (1/1/11 thru 1/31/11)	-	-	-	13,830
February 2011 (2/1/11 thru 2/28/11)	100	15.50	100	13,730
March 2011 (3/1/11 thru 3/31/11)	900	15.84	900	12,830
Total	1,000	15.81	1,000	12,830

(1)
During the periods reported above, there were 1,000 shares of Common Stock that were purchased by the Company through a publicly announced plan or program. The shares of Common Stock were purchased in open-market transactions for the purpose of satisfying a 2010 award under the Corporation’s Recognition and Retention Plan.

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

RIVER VALLEY BANCORP

Date: May 16, 2011	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached