Form 10-Q
period 2011-06-30
RIVER VALLEY BANCORP
filed 2011-08-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of August 1, 2011, was 1,514,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,235	$2,021
Interest-bearing demand deposits	1,905	12,864
Federal funds sold	14,965	1,903
Cash and cash equivalents	19,105	16,788
Investment securities available for sale	90,271	75,231
Loans held for sale	-	1,089
Loans	264,498	269,254
Allowance for loan losses	(3,589)	(3,806)
Net loans	260,909	265,448
Premises and equipment, net	7,764	7,975
Real estate, held for sale	2,698	400
Federal Home Loan Bank stock	4,226	4,496
Interest receivable	1,786	1,953
Cash value of life insurance	9,692	9,532
Goodwill	79	79
Other assets	3,397	3,618
Total assets	$399,927	$386,609

Liabilities
Deposits
Noninterest-bearing	$23,213	$23,480
Interest-bearing	272,847	262,857
Total deposits	296,060	286,337
Borrowings	67,217	65,217
Interest payable	462	485
Other liabilities	3,200	3,102
Total liabilities	366,939	355,141

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,514,472 shares	7,533	7,546
Retained earnings	19,086	18,479
Accumulated other comprehensive income	1,369	443
Total stockholders’ equity	32,988	31,468
Total liabilities and stockholders’ equity	$399,927	$386,609

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$7,482	$8,027	$3,623	$4,066
Investment securities	1,327	1,369	681	673
Interest-earning deposits and other	71	62	36	32
Total interest income	8,880	9,458	4,340	4,771

Interest Expense
Deposits	1,768	2,154	880	1,074
Borrowings	1,175	1,758	588	852
Total interest expense	2,943	3,912	1468	1,926

Net Interest Income	5,937	5,546	2,872	2,845
Provision for loan losses	848	525	374	360
Net Interest Income After Provision for Loan Losses	5,089	5,021	2,498	2,485

Other Income
Service fees and charges	914	942	460	479
Net realized gains on sale of available-for-sale securities	165	131	40	97
Net gains on loan sales	229	162	68	75
Interchange fee income	200	177	103	93
Increase in cash value of life insurance	160	158	79	82
Gain (loss) on premises, equipment and real estate held for sale	(149)	(9)	(100)	6
Other income	69	90	24	41
Total other income	1,588	1,651	674	873

Other Expenses
Salaries and employee benefits	2,616	2,492	1,319	1,254
Net occupancy and equipment expenses	706	658	348	319
Data processing fees	211	226	101	115
Advertising	190	205	109	108
Mortgage servicing rights	42	57	(1)	19
Office supplies	62	76	35	34
Professional fees	182	197	64	105
Federal Deposit Insurance Corporation assessment	243	241	122	115
Other expenses	599	645	310	355
Total other expenses	4,851	4,797	2,407	2,424

Income Before Income Tax	1,826	1,875	765	934
Income tax expense	403	440	143	218

Net Income	1,423	1,435	622	716
Preferred stock dividends	181	181	91	92
Net Income Available to Common Stockholders	$1,242	$1,254	$531	$624

Basic earnings per common share	$.82	$.83	$.35	$.41
Diluted earnings per common share	.82	.83	.35	.41
Dividends per share	.42	.42	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)

Net income	$1,423	$1,435	$622	$716
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $566, $424, $299, and $255	1,035	759	518	425
Less: Reclassification adjustment for gains included in net income, net of tax expense of $56, $47, $13, and $33	109	84	26	64
	926	675	492	361
Comprehensive income	$2,349	$2,110	$1,114	$1,077

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Operating Activities
Net income	$1,423	$1,435
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	848	525
Depreciation and amortization	291	249
Investment securities gains	(165)	(131)
Loans originated for sale in the secondary market	(6,700)	(6,466)
Proceeds from sale of loans in the secondary market	7,933	6,323
Gain on sale of loans	(229)	(162)
Amortization of net loan origination cost	70	44
Net change in
Interest receivable	167	435
Interest payable	(23)	(88)
Prepaid FDIC assessment	227	223
Other adjustments	(341)	155
Net cash provided by operating activities	3,501	2,542

Investing Activities
Proceeds from sale of FHLB Stock	270	-
Purchases of securities available for sale	(21,523)	(11,694)
Proceeds from maturities of securities available for sale	4,732	8,334
Proceeds from sales of securities available for sale	3,334	7,367
Net change in loans	1,077	4,885
Purchases of premises and equipment	(80)	(109)
Purchase of cash value life insurance	-	(1,000)
Net cash received in branch acquisition	-	582
Proceeds from sale of real estate acquired through foreclosure	148	456
Other investing activity	(78)	-
Net cash provided by (used in) investing activities	(12,120)	8,821

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	2,970	(3,723)
Certificates of deposit	6,753	14,608
Proceeds from borrowings	15,000	-
Repayment of borrowings	(13,000)	(15,000)
Cash dividends	(817)	(813)
Acquisition of stock for stock benefit plans	(16)	-
Advances by borrowers for taxes and insurance	46	19
Other financing activities	-	32
Net cash provided by (used in) financing activities	10,936	(4,877)

Net Change in Cash and Cash Equivalents	2,317	6,486
Cash and Cash Equivalents, Beginning of Period	16,788	13,387
Cash and Cash Equivalents, End of Period	$19,105	$19,873

Additional Cash Flows and Supplementary Information
Interest paid	$2,966	$4,000
Income tax paid, net of refunds	253	218
Transfers to real estate held for sale	2,545	257

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$1,242	1,514,472	$.82	$1,254	1,507,091	$.83

Effect of dilutive RRP awards and stock options		1,670			6,221

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,242	1,516,142	$.82	$1,254	1,513,312	$.83

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$531	1,514,472	$.35	$624	1,509,681	$.41

Effect of dilutive RRP awards and stock options		2,233			5,001

Diluted earnings per share
Income available to common stockholders and assumed conversions	$531	1,516,705	$.35	$624	1,514,681	$.41

Net income for the six-month period ending June 30, 2011, of $1,423,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,242,000. For the six-month period ending June 30, 2010, net income of $1,435,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,254,000.

Net income for the three-month period ending June 30, 2011 of $622,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $531,000. For the three-month period ending June 30, 2010, net income of $716,000 was reduced by $92,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $624,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares:

■
For the three-month and six-month periods ended June 30, 2011, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.

■
For the three-month and six-month periods ended June 30, 2010, options to purchase 5,000 shares of common stock at an exercise price of $22.25 per share and options to purchase 19,000 shares of common stock at an exercise price of $14.56 were outstanding and were not included in the computation of diluted earnings for those periods.

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation does not currently hold any Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models which utilize certain market information or quoted prices of securities with similar characteristics (Level 2). For securities where quoted prices, market prices of similar securities or pricing models which utilize observable inputs are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into calculations. Level 2 securities include residential mortgage-backed agency securities, federal agency securities and municipal securities. Securities classified within Level 3 of the hierarchy include pooled trust preferred securities which are less liquid securities.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010, respectively (in thousands).

		June 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$30,729	$-	$30,729	$-
State and municipal	26,184	-	26,184	-
Government-sponsored enterprise (GSE) -residential mortgage-backed and other asset-backed agency securities	32,189	-	32,189	-
Corporate	1,169	-	-	1,169
Total	$90,271	$-	$89,102	$1,169

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$22,528	$-	$22,528	$-
State and municipal	22,855	-	22,855	-
Government-sponsored enterprise (GSE) -residential mortgage-backed and other asset-backed agency securities	28,912	-	28,912	-
Corporate	936	-	-	936
Total	$75,231	$-	$74,295	$936

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs for the three-month and six-month periods ended June 30, 2011 and June 30, 2010:

	Available-For-Sale Securities
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(In Thousands)
Beginning balance	$936	$848

Total realized and unrealized gains and losses
Amortization included in net income	4	3
Unrealized gains (losses) included in other comprehensive income	237	157
Purchases	-	-
Pay downs	(8)	(8)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,169	$1,000
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-For-Sale Securities
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(In Thousands)
Beginning balance	$1,160	$969

Total realized and unrealized gains and losses
Amortization included in net income	2	2
Unrealized gains (losses) included in other comprehensive income	12	33
Purchases	-	-
Pay downs	(5)	(4)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,169	$1,000
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and six-month periods ended June 30, 2011 and June 30, 2010.

At June 30, 2010, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at June 30, 2011. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis. As a result, the Corporation is now measuring the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a nonrecurring basis and recognized in the accompanying balance sheets as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010.

		June 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$4,413	$-	$-	$4,413
Mortgage servicing rights	85	-	-	85

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In Thousands)
Impaired loans	$8,956	$-	$-	$8,956
Mortgage servicing rights	234	-	-	234

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

Mortgage servicing rights recorded as an asset and into income during the six months ended June 30, 2011 and the year ended December 31, 2010 totaled $85,000 and $234,000, respectively. For the year ended December 31, 2010, $12,000 was recorded as impairment on mortgage servicing rights and included in net income. For the six months ended June 30, 2011, the Corporation reduced the recorded impairment, increasing net income by $33,000 as pool values increased. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets	(In Thousands)
Cash and cash equivalents	$19,105	$19,105	$16,788	$16,788
Investment securities available for sale	90,271	90,271	75,231	75,231
Loans, held for sale	-	-	1,089	1,110
Loans, net of allowance for losses	260,909	268,630	265,488	273,029
Stock in FHLB	4,226	4,226	4,496	4,496
Interest receivable	1,786	1,786	1,953	1,953
Mortgage servicing rights	632	924	588	834

Liabilities
Deposits	296,060	299,311	286,337	289,576
FHLB advances	60,000	64,004	58,000	61,974
Borrowings	7,217	6,148	7,217	4,725
Interest payable	462	462	485	485
Advance payments by borrowers for taxes and insurance	151	151	105	105

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$30,047	$702	$20	$30,729
State and municipal	25,417	880	113	26,184
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	30,910	1,287	8	32,189
Corporate	1,765	-	596	1,169
Total investment securities	$88,139	$2,869	$737	$90,271

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$22,139	$452	$63	$22,528
State and municipal	22,516	463	124	22,855
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	28,113	908	109	28,912
Corporate	1,768	-	832	936
Total investment securities	$74,536	$1,823	$1,128	$75,231

The amortized cost and fair value of available-for-sale securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$1,345	$1,359
One to five years	25,314	26,003
Five to ten years	15,490	15,883
After ten years	15,080	14,837
	57,229	58,082
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	30,910	32,189
Totals	$88,139	$90,271

No securities were pledged at June 30, 2011 or at December 31, 2010 to secure FHLB advances. Securities with a carrying value of $14,328,000 and $18,580,000 were pledged at June 30, 2011 and December 31, 2010 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the six-month periods ended June 30, 2011 and June 30, 2010 were $3,334,000 and $7,367,000, respectively. Gross gains of $165,000 resulting from sales and calls of available-for-sale securities were realized during the six-month period ended June 30, 2011. There were no losses recorded for the period. Comparatively, gross gains of $134,000 and losses of $3,000 were realized for the six-month period ended June 30, 2010.

Proceeds from sales of securities available for sale during the three-month period ended June 30, 2011 were $538,000 and $5,361,000 during the same period in 2010. Gross gains of $40,000 and $100,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended June 30, 2011 and June 30, 2010, respectively. Losses of $3,000 were realized for the three-month period ended June 30, 2010. No losses were recorded for the three-month period ended June 30, 2011. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2011 was $6,946,000, which is approximately 7.7% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2010 was $13,352,000, which represented 17.7% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$1,996	$(20)	$-	$-	$1,996	$(20)
State and municipal	2,067	(57)	722	(56)	2,789	(113)
GSE - residential mortgage-backed and other asset-backed agency securities	992	(8)	-	-	992	(8)
Corporate	-	-	1,169	(596)	1,169	(596)

Total temporarily impaired securities	$5,055	$(85)	$1,891	$(652)	$6,946	$(737)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$3,952	$(63)	$-	$-	$3,952	$(63)
State and municipal	2,752	(70)	724	(54)	3,476	(124)
GSE - residential mortgage-backed and other asset-backed agency securities	4,988	(109)	-	-	4,988	(109)
Corporate	-	-	936	(832)	936	(832)

Total temporarily impaired securities	$11,692	$(242)	$1,660	$(886)	$13,352	$(1,128)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

There are no U.S. government agency investments in a continuous loss position for 12 months or more as of June 30, 2011.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Government- Sponsored Enterprise (GSE) - Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

There are no residential mortgage or other asset-backed agency security investments in a continuous loss position for 12 months or more as of June 30, 2011.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at June 30, 2011 of $370,000 and $226,000, respectively. At December 31, 2010, the unrealized losses on these two investments were $530,000 and $302,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 2.0% of the book value of the Corporation investment portfolio and approximately 1.3% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at June 30, 2011.

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

Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date. For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Corporation’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except one-to-four family residential properties and consumer, the Corporation promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Corporation charges off one-to-four family residential and consumer loans, or portions thereof, when the Corporation reasonably determines the amount of the loss. The Corporation adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Corporation can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all loan classes, when loans are placed on nonaccrual, or charged off, interest accrued but not collected is reversed against interest income. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. In general, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. However, for impaired loans, the Corporation requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Corporation records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Corporation utilizes the discounted cash flows to determine the level of impairment, the Corporation includes the entire change in the present value of cash flows as provision expense.

Segments of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment measurements.

The following table presents the breakdown of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(In Thousands)
Residential real estate
Construction	$5,430	$6,975
One-to-four family residential	113,894	117,616
Multi-family residential	15,861	14,997
Nonresidential real estate and agricultural land	88,635	89,607
Land (not used for agricultural purposes)	20,126	21,016
Commercial	17,330	16,413
Consumer and other	4,249	4,533
	265,525	271,157
Unamortized deferred loan costs	480	485
Undisbursed loans in process	(1,507)	(2,388)
Allowance for loan losses	(3,589)	(3,806)
Total loans	$260,909	$265,448

The risk characteristics of each loan portfolio segment are as follows:

Construction

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest-rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

One-to-Four Family Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are generally owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Nonresidential (including agricultural land), Land, and Multi-family Residential Real Estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Nonresidential and multi-family residential real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Nonresidential and multi-family residential real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s nonresidential and multi-family real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates these loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied real estate loans versus non-owner occupied loans.

Commercial

Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of June 30, 2011 and December 31, 2010.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2011
Balances at beginning of period:	$30	$889	$138	$1,469	$950	$157	$75	$3,708
Provision for losses	2	339	(30)	16	92	(44)	(1)	374
Loans charged off	-	(140)	-	(259)	(83)	-	(22)	(504)
Recoveries on loans	-	-	-	-	-	-	11	11
Balances at end of period	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589

Six Months Ended June 30, 2011
Balances at beginning of period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(3)	679	(30)	221	66	(44)	(41)	848
Loans charged off	-	(337)	-	(627)	(83)	-	(41)	(1,088)
Recoveries on loans	-	-	-	-	-	-	23	23
Balances at end of period	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589

As of June 30, 2011
Allowance for losses:
Individually evaluated for impairment:	$14	$378	$30	$70	$592	$-	$-	$1,084
Collectively evaluated for impairment:	18	710	78	1,156	367	113	63	2,505
Balances at end of period	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589
Loans:
Individually evaluated for impairment:	$168	$6,123	$2,321	$4,815	$6,863	$363	$19	$20,672
Collectively evaluated for impairment:	5,262	107,771	13,540	83,820	13,263	16,967	4,230	244,853
Balances at end of period	$5,430	$113,894	$15,861	$88,635	$20,126	$17,330	$4,249	$265,525

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total

As of December 31, 2010
Allowance for losses:
Individually evaluated for impairment:	$14	$200	$34	$351	$578	$37	$-	$1,214
Collectively evaluated for impairment:	21	546	104	1,281	398	120	122	2,592
Balances at end of period	$35	$746	$138	$1,632	$976	$157	$122	$3,806

Loans:
Individually evaluated for impairment:	$278	$7,769	$910	$6,493	$6,341	$901	$-	$22,692
Collectively evaluated for impairment:	6,697	109,847	14,087	83,114	14,675	15,512	4,533	248,465
Balances at end of period	$6,975	$117,616	$14,997	$89,607	$21,016	$16,413	$4,533	$271,157

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of June 30, 2011 and December 31, 2010:

June 30, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction	$5,430	$5,091	$172	$167	$-
1-4 family residential	113,894	105,573	2,366	5,695	260
Multi-family residential	15,861	13,541	-	2,320	-
Nonresidential	88,635	81,939	1,856	4,840	-
Land	20,126	12,807	2,637	4,682	-
Commercial	17,330	16,544	334	452	-
Consumer	4,249	4,205	18	26	-
Total Loans	$265,525	$239,700	$7,383	$18,182	$260

December 31, 2010	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction	$6,975	$6,681	$16	$278	$-
1-4 family residential	117,616	107,010	5,256	5,224	126
Multi-family residential	14,997	14,087	-	334	576
Nonresidential	89,607	81,624	1,471	6,512	-
Land	21,016	14,199	2,845	3,972	-
Commercial	16,413	15,290	230	893	-
Consumer	4,533	4,188	25	320	-
Total Loans	$271,157	$243,079	$9,843	$17,533	$702

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

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010:

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands, Except Share Amounts)
Construction	$-	$95	$167	$262	$5,168	$5,430	$-
1-4 family residential	252	1,267	2,562	4,081	109,813	113,894	-
Multi-family residential	-	-	340	340	15,521	15,861	-
Nonresidential	-	380	1,876	2,256	86,379	88,635	-
Land	9	-	2,477	2,486	17,640	20,126	-
Commercial	98	131	357	586	16,744	17,330	-
Consumer	16	287	4	307	3,942	4,249	-
	$375	$2,160	$7,783	$10,318	$255,207	$265,525	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands, Except Share Amounts)
Construction	$-	$-	$165	$165	$6,810	$6,975	$-
1-4 family residential	132	839	2,304	3,275	114,341	117,616	-
Multi-family residential	-	-	910	910	14,087	14,997	-
Nonresidential	-	-	4,673	4,673	84,934	89,607	-
Land	-	372	1,749	2,121	18,895	21,016	-
Commercial	542	-	265	807	15,606	16,413	-
Consumer	37	-	315	352	4,181	4,533	-
	$711	$1,211	$10,381	$12,303	$258,854	$271,157	$-

At June 30, 2011 and December 31, 2010, the Company had non-accruing loans totaling $7,783,000 and $10,381,000, respectively, which equaled the loans delinquent 90 days or more. At June 30, 2011 and December 31, 2010 there were no accruing loans delinquent 90 days or more.

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

The following tables present information pertaining to the principal balances and specific reserve allocations for impaired loans as of June 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans without a specific allowance:
Construction	$-	$-	$-
1-4 family residential	3,928	4,031	-
Multi-family residential	1,981	1,981	-
Nonresidential	4,544	5,953	-
Land	3,350	3,944	-
Commercial	363	392	-
Consumer	19	19	-
	$14,185	$16,320	$-

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans with a specific allowance:
Construction	$168	$168	$14
1-4 family residential	2,195	2,269	378
Multi-family residential	340	340	30
Nonresidential	271	419	70
Land	3,513	3,513	592
Commercial	-	-	-
Consumer	-	-	-
	$6,487	$6,709	$1,084

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Total Impaired Loans:
Construction	$168	$168	$14
1-4 family residential	6,123	6,300	378
Multi-family residential	2,321	2,321	30
Nonresidential	4,815	6,372	70
Land	6,863	7,457	592
Commercial	363	392	-
Consumer	19	19	-
	$20,672	$23,029	$1,084

The following tables present information pertaining to the average balances of and interest recognized on impaired loans for the three- and six-month periods ended June 30, 2011:

	For the six months ended		For the three months ended
	June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$20	$1	$-	$-
1-4 family residential	3,582	96	2,904	42
Multi-family residential	1,468	22	1,959	12
Nonresidential	4,413	70	3,907	37
Land	2,720	63	2,628	36
Commercial	385	8	359	3
Consumer	1	-	1	-
	$12,589	$260	$11,758	$130

	For the six months ended		For the three months ended
	June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$167	$-	$166	$-
1-4 family residential	2,086	18	2,072	13
Multi-family residential	338	-	336	-
Nonresidential	271	-	268	-
Land	3,492	22	3,456	10
Commercial	29	-	-	-
Consumer	-	-	-	-
	$6,383	$40	$6,298	$23

	For the six months ended		For the three months ended
	June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Total impaired loans:
Construction	$187	$1	$166	$-
1-4 family residential	5,668	114	4,976	55
Multi-family residential	1,806	22	2,295	12
Nonresidential	4,684	70	4,175	37
Land	6,212	85	6,084	46
Commercial	414	8	359	3
Consumer	1	-	1	-
	$18,972	$300	$18,056	$153

The following tables present various breakdowns of impaired loans as of December 31, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$113	$113	$-	$260	$9
1-4 family residential	5,834	6,011	-	2,602	67
Multi-family residential	334	334	-	875	16
Nonresidential	5,106	6,405	-	6,125	141
Land	2,856	3,366	-	1,609	51
Commercial	381	410	-	713	32
Consumer	-	-	-	-	-
	$14,624	$16,639	$-	$12,184	$316

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$165	$165	$14	165	$1
1-4 family residential	1,935	1,935	200	1,866	43
Multi-family residential	576	576	34	230	-
Nonresidential	1,387	1,387	351	792	-
Land	3,485	3,485	578	1,779	8
Commercial	520	520	37	520	34
Consumer	-	-	-	-	-
	$8,068	$8,068	$1,214	$5,352	$86

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$278	$278	$14	$425	$10
1-4 family residential	7,769	7,946	200	4,468	110
Multi-family residential	910	910	34	1,105	16
Nonresidential	6,493	7,792	351	6,917	141
Land	6,341	6,851	578	3,388	59
Commercial	901	930	37	1,233	66
Consumer	-	-	-	-	-
	$22,692	$24,707	$1,214	$17,536	$402

For 2010 and 2011, interest income recognized on a cash basis included above was immaterial.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Company’s financial position or results of operations. This ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective beginning with the Company’s reporting period ending March 31, 2011. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“TDR”),” which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

NOTE 8:  BUSINESS ACQUISITION

In the second quarter of 2010, the Company acquired a commercial bank branch in New Albany, Indiana. The Company purchased premises and equipment and customer deposits. Net cash proceeds of $582,000 were received in the transaction. Goodwill recognized in the transaction was $48,000 and is expected to be fully deductible for tax purposes.

NOTE 9:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2010 consolidated condensed financial statements to conform to the June 30, 2011 presentation.

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

Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has made sweeping changes to the United States financial system. The Dodd-Frank Act eliminated the OTS as of July 21, 2011. The Dodd-Frank Act transferred to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Holding Company and all of its subsidiaries other than the Bank are being supervised by the Federal Reserve from and after July 21, 2011. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. No later than the effective date of the transfer of these responsibilities, the OCC and the Federal Reserve are to publish regulations that will apply to the entities that they are to regulate for the first time. OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Holding Company are subject are to remain in effect until they are suspended.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month or six-month periods ended June 30, 2011.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans, when sold, is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of June 30, 2011 and December 31, 2010, mortgage servicing rights had carrying values of $632,000 and $588,000 respectively. The December 31, 2010 amount included a $50,000 valuation allowance for impairment on certain pools of servicing rights as of that date. The June 30, 2011 amount included a $17,000 valuation for impairment on certain pools of servicing rights, as of that date.

Financial Condition

At June 30, 2011, the Corporation’s consolidated assets totaled $399.9 million, an increase of $13.3 million, or 3.4%, from December 31, 2010. The change in assets was driven by a $5.8 million decrease in loan receivables, including loans held for sale, as the difficult lending environment continued to affect loan production and $2.5 million of real estate collateral for non-performing loans was foreclosed upon and transferred to real estate held for sale. Countering the decrease in the loan portfolio was growth in available-for-sale investments, with investments held by the Corporation increasing $15.1 million, period to period, an overall increase of 20.0% from $75.2 million at December 31, 2010 to $90.3 million as of June 30, 2011. A portion of this increase in investments was attributable to mark-to-market changes on available-for-sale securities, with the unrealized gain on the Corporation’s portfolio increasing from $695,000 at December 31, 2010 to $2.1 million at June 30, 2011. Over the period, the Corporation increased borrowings with the Federal Home Loan Bank of Indianapolis (FHLB) by $2.0 million and restructured a group of advances totaling $10.0 million, taking advantage of lower borrowing costs to lock in advances over a range of terms. The FHLB is the Corporation’s primary source of wholesale funding. The rates on advances from the FHLB decreased 32 basis points across the period, from 3.84% as of December 31, 2010 to 3.52% as of June 30, 2011. Total deposits increased $9.7 million from December 31, 2010 to June 30, 2011, with the majority of the increase in interest-bearing deposits. Other significant changes during the period included $270,000 received from the FHLB for a repurchase of FHLB stock and a decrease in prepaid balances, primarily the prepaid FDIC assessment which decreased $227,000 over the period.

The difficult lending environment continued to challenge loan production for the Corporation. Total loans, net of the allowance for loan losses, decreased $4.5 million, or 1.7%, from $265.4 million at December 31, 2010 to $260.9 million at June 30, 2011. The decrease was primarily attributable to $2.5 million in non-performing loans removed from the portfolio into real estate held for sale and sales of conventional mortgages into the secondary market. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) during the first half of 2011 were $7.8 million, including $1.1 million originated for sale at December 31, 2010 and sold in January. These sales compare to $6.2 million in sales for the six months ended June 30, 2010. Foreclosed real estate converted to real estate owned during the period was comprised of a professional office building in New Albany, Indiana, a car wash in Charlestown, Indiana, an apartment complex in Scottsburg, Indiana and a few lesser residential properties. A car wash in Louisville, Kentucky, converted to real estate owned in August of 2010, was sold at public auction on July 9, 2011 and the value of the property was written down by $100,000 for June 30, 2011 financial reporting, in recognition of this event. All of the commercial properties currently held by the Corporation are operating enterprises and are recorded at fair value less cost to sell.

The Corporation’s consolidated allowance for loan losses totaled $3.6 million at June 30, 2011 as compared to $3.8 million at December 31, 2010. Provision expense of $848,000 for the six months ended June 30, 2011 was offset by net charge-offs of $1.1 million. This compared to provision expense for the six months ended June 30, 2010 of $525,000 and net charge-offs of $748,000. Net charge-offs for the six-month period ended June 30, 2011 were primarily comprised of a $200,000 unsecured loan charged off due to bankruptcy, a $370,000 loan charged off of a specific reserve established in 2010, and additional write-downs totaling $340,000 on the carrying values for three loans currently in foreclosure. Net charge-offs for the six months ended June 30, 2010 included a first quarter 2010 recovery of $240,000. Funding for the allowance represented 1.36% of total loans as of June 30, 2011 as compared to 1.41% as of December 31, 2010. The allowance at June 30, 2011 declined from the balance outstanding at December 31, 2010 primarily due to the charge off of a $370,000 specific reserve outstanding at December 30, 2010.

Delinquency 30 or more days past due as of June 30, 2011 was $10.3 million, or 3.89% of total loans, as compared to $12.3 million, or 4.59%, at December 31, 2010. The June 30, 2011 decrease was due primarily to loan foreclosures that resulted in the real estate held for sale discussed above.

Non-performing loans (defined as loans delinquent greater than 90 days, troubled debt restructured, and loans on non-accrual status) as of June 30, 2011 were $8.8 million, compared to $6.2 million at the same date in 2010 and $10.4 million at December 31, 2010. Non-performing loans as a percent of total loans were 3.36%, 2.28% and 3.86%, respectively, for those periods. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure although, as of June 30, 2011, the total included $1.0 million of performing loans included due to restructuring. Troubled debt restructured, but currently performing as agreed, is included as non-performing until it has performed continuously for six months. Of the total amount in foreclosure, approximately 80% relates to four large relationships that have been in process for six months or more.

Although management believes that its allowance for loan losses at June 30, 2011 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Other changes in the asset mix of the Corporation occurred with varying impact on the financial statements. Interest receivable decreased 8.6% over the six-month period from $2.0 million as of December 31, 2010 to $1.8 million as of June 30, 2011, as average balances dropped. Cash held by the Corporation in interest-bearing accounts with correspondent banks increased $2.1 million, or 14.2%, from December 31, 2010 to June 30, 2011, primarily due to May property tax revenues. Loans held for sale dropped $1.1 million from December 31, 2010, with no loans held for sale at June 30, 2011.

Deposits totaled $296.1 million at June 30, 2011, an increase of $9.7 million, or 3.4%, from total deposits of $286.3 million at December 31, 2010. During the six-month period, noninterest-bearing transactional deposit accounts deceased slightly by 1.1%, while interest-bearing accounts, primarily certificate of deposit accounts, increased 3.8%, or $10.0 million. The largest deposit increases for the period came primarily from the south central Indiana branches, primarily the New Albany, Indiana and Sellersburg, Indiana branches.

Borrowing totaled $67.2 million at June 30, 2011 versus $65.2 million at December 31, 2010, an increase of $2.0 million, or 3.1%, period to period, as the Corporation took advantage of low rates to lock in borrowings with a variety of terms. Of total borrowings, $60.0 million and $58.0 million, respectively, represented Federal Home Loan Bank (FHLB) advances with average rates of 3.52% and 3.84% at the respective dates. These balances and average rates on advances from the FHLB represent a reduction from the same at June 30, 2010, which were $64.0 million and 4.65%. The drop in average balances and rates, June 2010 to June 2011, resulted in a $583,000, or 33.2%, decrease in the cost of borrowing period to period. Borrowing costs of $1.2 million for the six months ended June 30, 2011 compared to $1.8 million for the same period in 2010. A significant contributor to the decrease in the cost of borrowing, period to period, was the restructuring of $29.0 million in advances over the last 12 months, with the Corporation taking advantage of lower borrowing costs and locking in those low costs against future rate volatility.

Other liabilities totaled $3.2 million at June 30, 2011, a slight increase of $98,000 from the December 31, 2010 balance of $3.1 million primarily due to changes in escrowed balances and deferred tax liabilities.

Stockholders’ equity totaled $33.0 million at June 30, 2011, an increase of $1.5 million, or 4.8%, from the $31.5 million at December 31, 2010. The increase was primarily due to the change in unrealized earnings on available-for-sale securities, at a gain position of $1.4 million at June 30, 2011, as compared to $443,000 at December 31, 2010, and year-to-date earnings of $1.4 million. During the six months ending June 30, 2011, $16,000 was used to purchase 1,000 shares of Corporation stock, in satisfaction of a 2010 award under one of the corporate employee benefit plans, and the Corporation paid dividends totaling $817,000 to preferred and common shareholders. Dividends to common shareholders for the six-month period were $.42 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2011, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

General

The Corporation’s net income for the six months ended June 30, 2011 totaled $1.4 million, a slight decrease of only $12,000, or 0.8%, from an almost identical net income reported for the six-month period ended June 30, 2010. The change in income period to period was not representative of the variety of changes that occurred over the period. Total interest income decreased $578,000, or 6.1%, from $9.5 million for the six months ended June 30, 2010 to $8.9 million for the same period in 2011, as yields and average balances on interest-earning assets dropped. Offsetting the decrease in interest income was a more dramatic decrease in interest expense, with interest expense for the six months ended June 30, 2011 of $2.9 million as compared to $3.9 million for the same period in 2010, a decrease of $969,000, or 24.8%, period to period, as deposit and borrowing costs of funds dropped from 2.05% at June 30, 2010 to 1.59% at June 30, 2011. Meanwhile, provision expense for the six-month period ended June 30, 2011 was $848,000 as compared to $525,000 for the same period in 2010, an increase of $323,000, reflecting the continuing economic stagnation. Noninterest income, which includes income from the sale of loans into the secondary markets and fee income from charges associated with overdrawn/non-sufficient fund deposit accounts (NSF fees), decreased $63,000, period to period, while noninterest expense increased $54,000. Overall, the two combined for a net decrease in income of $117,000. Expense for FDIC insurance for the six-month period ended June 30, 2011 was $243,000, relatively unchanged from the expense for the six-month period ended June 30, 2010 of $241,000.

Net Interest Income

Total interest income for the six months ended June 30, 2011 decreased $578,000, or 6.1%, from $9.5 million at June 30, 2010 to $8.9 million at June 30, 2011. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with slightly lower yields period to period, and higher average balances in the investment portfolio, at lower yields. The average yield on loans as of June 30, 2011 was 5.90% as compared to 6.04% a year earlier. Book yields on available-for-sale securities experienced more dramatic change, period to period, with the yield as of June 30, 2011 of 3.42% as compared to 3.71% at the same point in 2010. The effect of the decline in investment yields was mitigated by the increase in the volume of investments held, $90.3 million as of June 30, 2011 as compared to $75.2 million as of June 30, 2010.

Total interest expense for the same period decreased more significantly, $969,000, or 24.8%, from the $3.9 million reported at June 30, 2010 to $2.9 million at June 30, 2011. For the six months ended June 30, 2011, interest expense from deposits totaled $1.8 million while interest expense from borrowings totaled $1.2 million, as compared to $2.2 million and $1.8 million for the same period in 2010. Of the overall decrease in interest expense, $386,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates. Over the same period, the Corporation experienced a dramatic decrease of $583,000 for interest expense on borrowings as advances were repaid or restructured and the average balance of funds borrowed from the FHLB dropped. The average rate paid on those borrowings dropped from 4.65% at June 30, 2010 to 3.52% at June 30, 2011, as $4.0 million in advances were repaid over the period and $29.0 million in advances were restructured to take advantage of lower rates currently and into the future. Borrowing at the FHLB as of June 30, 2011 totaled $60.0 million with an additional $42.0 million available by authorization of the board of directors of the Corporation.

Net interest income was $5.9 million for the six months ended June 30, 2011 and $5.5 million for the same period in 2010, with an increase period to period of $391,000, or 7.1%. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, 3.46% as of June 30, 2011 as compared to 3.22% at the same point in 2010, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded an $848,000 provision for losses on loans for the six months ended June 30, 2011, as compared to $525,000 for the same period in 2010. The 2011 expense of $848,000 corresponds to the annual expenses for 2009, of $2.9 million, and 2010, of $2.6 million, and reflects the loss experience of the Corporation projected for the continuing stagnation in the economy. Delinquencies in total have remained constant as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.

Non-performing loans as of June 30, 2011 were $8.8 million, an increase of $2.6 million, from the $6.2 million at the same point in 2010. Of the total non-performing loans of $8.8 million at June 30, 2011, $1.0 million were performing loans included due to the fact that they are troubled debt restructured, and approximately $6.3 million have been past due for 12 months or more, have been reduced by partial charge-off of confirmed losses or protected by specific reserve allocations, and are in the lengthy process of work out or foreclosure. Non-performing loans of the Corporation average 431 days past due, emphasizing the fact that these are loans that have been moving slowly through the foreclosure process for the last few years. Loans with specific reserve allocations for potential losses as of June 30, 2011 totaled $6.7 million. While management believes that the allowance for losses on loans is adequate at June 30, 2011, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased slightly by $63,000, or 3.8%, during the six months ended June 30, 2011 to $1.6 million, as compared to the $1.7 million reported for the same period in 2010. The decrease was due primarily to net losses on premises, equipment and other real estate owned due primarily to a $100,000 loss recorded on foreclosed real estate as a result of updated fair value information. Net losses on premises, equipment and other real estate owned were $149,000 for the six-month period ended June 30, 2011, as compared to $9,000 for the same period in 2010, a change of $140,000. These losses were offset by increases in income from merchant interchange fees, $200,000 for the six months ended June 30, 2011 as compared to $177,000 for the same period in 2010, increased gains on the sale of available-for-sale securities, $165,000 for the six months ended June 30, 2011 as compared to $131,000 for the same period in 2010, and gains on the sale of loans into the secondary market, primarily to Freddie Mac, $229,000 for the six months ended June 30, 2011 as compared to $162,000 for the same six months in 2010. While sales into the secondary market for the first six months of 2011 exceeded the same for 2010, this trend is not expected to continue into the remainder of 2011 as origination of loans for sale are expected to decline as underwriting continues to be tight and refinance activity nearly nonexistent. The only other notable decrease in other income for the six-month period was in fees and charges relative to deposit accounts, primarily overdraft fees, which dropped $28,000, period to period, with the total income from these fees $914,000 for the six-month period ended June 30, 2011 as compared to $942,000 for the same period in 2010. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses experienced modest change period to period, with a net increase of $54,000, or 1.1%, from June 30, 2010 to June 30, 2011. In general, decreases were experienced in several financial statement lines. The most significant financial statement changes were:

•
Salaries and employee benefits, a 5.0% increase period to period, from $2.5 million for the six months ended June 30, 2010 to $2.6 million for the same period in 2011. This reflects the addition of branch personnel in mid-year 2010 and increases in benefits including health insurance increases.

•	Net occupancy and equipment expenses, a 7.3% increase period to period, reflective of the addition of branches and information technology.

•	Data processing fees decreased $6.6%, period to period, from $226,000 for the six-month period ended June 30, 2010 to $211,000 for the same period ended June 30, 2011.

•
Other administrative costs, including advertising, professional fees, and office supply costs dropped for the six months ended June 30, 2011 as compared to the same period in 2010, reflecting “belt tightening” by the Corporation.

Income Taxes

Tax expense of $403,000 was recorded for the six-month period ended June 30, 2011 as compared to $440,000 for the comparable period in 2010. For the 2011 period, the Corporation had pre-tax income of $1.8 million as compared to $1.9 million for the 2010 period. The effective tax rate was 22.1% for the six-month period ended June 30, 2011 as compared to 23.5% for the same period in 2010. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

General

The Corporation’s net income for the three months ended June 30, 2011 totaled $622,000, a decrease of $94,000, or 13.1%, from the net income of $716,000 reported for the period ended June 30, 2010. The decrease in income for the 2011 period was primarily attributable to a significant decrease in noninterest income, partially due to losses on the sale of real estate owned due to foreclosure or repossession which totaled $100,000 for the three-month period ended June 30, 2011. This compares to a net gain of $6,000 in the prior year, same period.

For the three-month period ended June 30, 2011, interest income decreased $431,000 from $4.8 million for the period ended June 30, 2010 to $4.3 million for the period ended June 30, 2011, a 9.0% decrease, while interest expense experienced a corresponding decrease of $458,000, from $1.9 million for the three-month period ended June 30, 2010 to $1.5 million for the same period in 2011, a 23.8% decrease. Both decreases are a result of changes in asset average balances and decreases in yields on interest-earning assets and costs of funds on deposits and borrowings.

Gain on loan sales to the secondary market, a significant contributor to net income in 2009 and 2010, was $68,000 for the three-month period ended June 30, 2011 as compared to $75,000 for the same three-month period in 2010, both periods reflecting the dramatic declines in refinancing activity. Proceeds from sales into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (Freddie Mac), which were strong in the second half of 2010, were $7.9 million for the first six months of 2011, a slight improvement over the $6.3 million in sales during the same period in 2010. This source of income is not expected to continue through 2011 as sales into the secondary markets are predicted to decline significantly in response to tightened lending criteria and lack of consumer ability and enthusiasm for refinancing of primary residences.

Net Interest Income

Total interest income for the three months ended June 30, 2011 decreased $431,000, or 9.0%, from $4.8 million at June 30, 2010 to $4.3 million at June 30, 2011. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period increased comparably by $458,000, or 23.8%, from the $1.9 million reported at June 30, 2010 to $1.5 million at June 30, 2010. For the three months ended June 30, 2011, interest expense from deposits totaled $880,000, while interest expense from borrowings totaled $588,000, as compared to $1.1 million and $852,000 for the same period in 2010. Of the overall decrease in interest expense, $194,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates. Over the same period, the Corporation experienced a decrease of $264,000 on interest expense for borrowings as advances were repaid and the average balance of funds borrowed from the FHLB dropped. The average rate paid on those borrowings dropped from 4.65% at June 30, 2010 to 3.52% at June 30, 2011, primarily due to $29.0 million in advances restructured in 2011 to take advantage of lower rates, extended for terms beneficial to the Corporation. Borrowing at the FHLB as of June 30, 2011 totaled $60.0 million with an additional $42.0 million available by authorization of the board of directors of the Corporation.

Net interest income was $2.5 million for the three months ended June 30, 2011, nearly identical to the income for the same period in 2010. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $374,000 provision for losses on loans for the three months ended June 30, 2011, as compared to $360,000 for the same period in 2010. The loan portfolio of the Corporation is decreasing and delinquencies, while not low, seem to have stabilized with delinquencies greater than 90 days past due comprised of long-term delinquencies in the process of foreclosure and new delinquencies controlled.

Other Income

Other income decreased by $199,000, or 22.8%, during the three months ended June 30, 2011 to $674,000, as compared to the $873,000 reported for the same period in 2010. The decrease was due primarily to net losses on premises, equipment and other real estate owned due to a $100,000 loss recorded on foreclosed real estate as a result of updated fair value information. Net losses on premises, equipment and other real estate owned were $100,000 for the three-month period ended June 30, 2011, as compared to a gain of $6,000 for the same period in 2010, a change of $106,000. Other notable decreases were experienced in service fees and charges, primarily overdraft fees on deposit accounts (NSF fees), $460,000 for the three months ended June 30, 2011 as compared to $479,000 for the same three-month period in 2010 and in net realized gains on sale of available-for-sale securities, $40,000 for the three months ended June 30, 2011, as compared to $97,000 for the same three-month period in 2010. The only notable increase in “Other Income” for the three-month period was for merchant interchange fee income, which increased $10,000 from $93,000 to $103,000, June 2010 to June 2011.

Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses experienced only modest change between the three-month periods, with a net decrease of $17,000, or 0.7%, from June 30, 2010 to June 30, 2011. In general, decreases were experienced in several financial statement lines. The most significant financial statement changes were:

•	Salaries and employee benefits, a 5.2% increase period to period, reflective of increased branch personnel and increases in health insurance costs.

•	Net occupancy and equipment expenses, a 9.1% increase period to period, reflective of the addition of branches and information technology.

•
Decreases, period to period, in data processing fees (12.2%), professional fees (39.0%), primarily due to the 2010 acquisition cost for the New Albany branch, and other expenses (15.7%), including decreases in communications costs, business meals, entertainment and travel, and regulatory fees.

Income Taxes

Tax expense of $143,000 was recorded for the three-month period ended June 30, 2011 as compared to $218,000 for the comparable period in 2010. For the 2011 period, the Corporation had pre-tax income of $765,000 as compared to $934,000 for the 2010 period. The effective tax rate was 18.7% for the three-month period ended June 30, 2011 as compared to 23.3% for the same period in 2010. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 2011, the Bank had $60.0 million in such borrowings, including a $10.0 million overdraft line of credit, immediately available. An additional $32.0 million in borrowing capacity, beyond the current fixed rate advances and line of credit, was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $24.9 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At June 30, 2011, the Bank had commitments to fund loan originations of $10.5 million, unused home equity lines of credit of $18.0 million and unused commercial lines of credit of $9.5 million. Commitments to sell loans as of that date were $1.7 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 15, 2011	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101
XBRL Interactive Data Files (including the following materials from the Company’s Report on Form 10-Q for the quarter ended June 30, 2011: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*
Attached

* Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.