Form 10-Q
period 2011-09-30
RIVER VALLEY BANCORP
filed 2011-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of November 11, 2011, was 1,514,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$1,913	$2,021
Interest-bearing demand deposits	15,587	12,864
Federal funds sold	1,905	1,903
Cash and cash equivalents	19,405	16,788
Investment securities available for sale	95,150	75,231
Loans held for sale	1,243	1,089
Loans	258,915	269,254
Allowance for loan losses	(3,780)	(3,806)
Net loans	255,135	265,448
Premises and equipment, net	8,119	7,975
Real estate, held for sale	3,209	400
Federal Home Loan Bank stock	4,226	4,496
Interest receivable	1,962	1,953
Cash value of life insurance	9,774	9,532
Goodwill	79	79
Other assets	3,647	3,618
Total assets	$401,949	$386,609

Liabilities
Deposits
Noninterest-bearing	$24,690	$23,480
Interest-bearing	274,446	262,857
Total deposits	299,136	286,337
Borrowings	65,217	65,217
Interest payable	398	485
Other liabilities	4,096	3,102
Total liabilities	368,847	355,141

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,514,472 shares	7,561	7,546
Retained earnings	18,469	18,479
Accumulated other comprehensive income	2,072	443
Total stockholders’ equity	33,102	31,468
Total liabilities and stockholders’ equity	$401,949	$386,609

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$11,215	$12,022	$3,732	$3,996
Investment securities	2,037	2,022	711	653
Interest-earning deposits and other	107	92	36	29
Total interest income	13,359	14,136	4,479	4,678

Interest Expense
Deposits	2,633	3,185	864	1,030
Borrowings	1,775	2,523	600	765
Total interest expense	4,408	5,708	1,464	1,795

Net Interest Income	8,951	8,428	3,015	2,883
Provision for loan losses	2,297	1,915	1,449	1,390
Net Interest Income After Provision for Loan Losses	6,654	6,513	1,566	1,493

Other Income
Service fees and charges	1,431	1,469	516	527
Net realized gains on sale of available-for-sale securities	270	306	105	175
Net gains on loan sales	367	385	138	223
Interchange fee income	303	274	103	97
Increase in cash value of life insurance	242	245	81	86
Loss on premises, equipment and real estate held for sale	(683)	(10)	(533)	-
Other income	54	129	(15)	40
Total other income	1,984	2,798	395	1,148

Other Expenses
Salaries and employee benefits	3,945	3,703	1,329	1,211
Net occupancy and equipment expenses	1,069	996	363	339
Data processing fees	312	356	101	129
Advertising	318	318	128	113
Mortgage servicing rights	87	92	45	35
Office supplies	92	111	30	35
Professional fees	331	252	149	55
Federal Deposit Insurance Corporation assessment	290	351	47	111
Other expenses	957	1,006	358	361
Total other expenses	7,401	7,185	2,550	2,389

Income (Loss) Before Income Tax	1,237	2,126	(589)	252
Income tax expense (benefit)	21	400	(382)	(39)

Net Income (Loss)	1,216	1,726	(207)	291
Preferred stock dividends	(272)	(272)	(91)	(90)
Net Income Available to Common Stockholders	$944	$1,454	$(298)	$201

Basic earnings per common share	$.62	$.96	$(.20)	$.13
Diluted earnings per common share	.62	.96	(.20)	.13
Dividends per share	.63	.63	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)

Net income (loss)	$1,216	$1,726	$(207)	$291
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $990, $756, $424, and $332	1,805	1,353	770	593
Less: Reclassification adjustment for gains included in net income, net of tax expense of $94, $116, $38, and $69	176	190	67	105
	1,629	1,163	703	488
Comprehensive income	$2,845	$2,889	$496	$779

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Operating Activities
Net income	$1,216	$1,726
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,297	1,915
Depreciation and amortization	441	376
Investment securities gains	(270)	(306)
Loans originated for sale in the secondary market	(12,932)	(14,253)
Proceeds from sale of loans in the secondary market	13,020	14,051
Gain on sale of loans	(367)	(385)
Amortization of net loan origination cost	103	71
Loss on premises, equipment and real estate held for sale	683	10
Employee Stock Ownership Plan compensation	26	29
Net change in
Interest receivable	(9)	156
Interest payable	(87)	(135)
Prepaid FDIC assessment	268	325
Other adjustments	(292)	(502)
Net cash provided by operating activities	4,097	3,078

Investing Activities
Proceeds from sale of FHLB Stock	270	-
Purchases of securities available for sale	(31,803)	(16,822)
Proceeds from maturities of securities available for sale	7,057	11,722
Proceeds from sales of securities available for sale	7,585	9,637
Net change in loans	3,602	6,686
Purchases of premises and equipment	(585)	(172)
Net cash received in branch acquisition	-	582
Proceeds from sale of real estate acquired through foreclosure	893	485
Other investing activity	(182)	-
Net cash provided by (used in) investing activities	(13,163)	12,118

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	6,046	(4,781)
Certificates of deposit	6,753	8,135
Proceeds from borrowings	15,000	3,000
Repayment of borrowings	(15,000)	(24,000)
Cash dividends	(1,226)	(1,222)
Acquisition of stock for stock benefit plans	(16)	-
Advances by borrowers for taxes and insurance	126	68
Other financing activities	-	36
Net cash provided by (used in) financing activities	11,683	(18,764)

Net Change in Cash and Cash Equivalents	2,617	(3,568)
Cash and Cash Equivalents, Beginning of Period	16,788	13,387

Cash and Cash Equivalents, End of Period	$19,405	$9,819

Additional Cash Flows and Supplementary Information
Interest paid	$4,495	$5,843
Income tax paid, net of refunds	388	328
Transfers to real estate held for sale	4,311	811

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)

Basic earnings per share
Income available to common stockholders	$944	1,514,472	$.62	$1,454	1,508,904	$.96
Effect of dilutive RRP awards and stock options		2,034			5,300
Diluted earnings per share
Income available to common stockholders and assumed conversions	$944	1,516,506	$.62	$1,454	1,514,204	$.96

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(In Thousands, Except Share Amounts)

Basic earnings per share
Income available to common stockholders	$(298)	1,514,472	$(.20)	$201	1,512,472	$.13
Effect of dilutive RRP awards and stock options		-			3,456
Diluted earnings per share
Income available to common stockholders and assumed conversions	$(298)	1,514,472	$(.20)	$201	1,515,928	$.13

Net income for the nine-month period ending September 30, 2011, of $1,216,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $944,000. For the nine-month period ending September 30, 2010, net income of $1,726,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,454,000.

Net loss for the three-month period ending September 30, 2011 of $207,000 was increased by $91,000 for dividends on preferred stock in the same period, to arrive at a loss of $298,000. For the three-month period ending September 30, 2010, net income of $291,000 was reduced by $90,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $201,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.  For the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods. .  In addition, for the three months ended September 30, 2011, options to purchase 8,400 shares and 19,000 shares at exercise prices of $13.25 and $14.56 per share were also outstanding and were not included in the computation of diluted earnings per share due to the net loss reported for that period.

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The Corporation does not currently hold any Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models which utilize certain market information or quoted prices of securities with similar characteristics (Level 2). For securities where quoted prices, market prices of similar securities or pricing models which utilize observable inputs are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into calculations. Level 2 securities include residential mortgage-backed agency securities, federal agency securities, municipal securities and corporate bonds. Securities classified within Level 3 of the hierarchy include pooled trust preferred securities which are less liquid securities.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010, respectively (in thousands).

		September 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$32,998	$-	$32,998	$-
State and municipal	27,228	-	27,228	-
Government-sponsored enterprise (GSE) -residential mortgage-backed and other asset-backed agency securities	31,485	-	31,485	-
Corporate	3,439	-	2,276	1,163
Total	$95,150	$-	$93,987	$1,163

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$22,528	$-	$22,528	$-
State and municipal	22,855	-	22,855	-
Government-sponsored enterprise (GSE) -residential mortgage-backed and other asset-backed agency securities	28,912	-	28,912	-
Corporate	936	-	-	936
Total	$75,231	$-	$74,295	$936

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010:

	Available-For-Sale Securities
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(In Thousands)

Beginning balance	$936	$848

Total realized and unrealized gains and losses
Amortization included in net income	6	6
Unrealized gains (losses) included in other comprehensive income	231	102
Purchases	-	-
Pay downs	(10)	(12)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,163	$944
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-For-Sale Securities
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
	(In Thousands)

Beginning balance	$1,169	$1,000

Total realized and unrealized gains and losses
Amortization included in net income	3	2
Unrealized gains (losses) included in other comprehensive income	(6)	(54)
Purchases	-	-
Pay downs	(3)	(4)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,163	$944
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010.

At September 30, 2010, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at September 30, 2011. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred in recent months for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Following is a description of the valuation methodologies used for instruments measured at fair values on a nonrecurring basis and recognized in the accompanying balance sheets as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.

		September 30, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$6,868	$-	$-	$6,868
Real estate held for sale	1,373	-	-	1,373
Mortgage servicing rights	126	-	-	126

		December 31, 2010
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$8,956	$-	$-	$8,956
Real estate held for sale	-	-	-	-
Mortgage servicing rights	234	-	-	234

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

Real estate held for sale

Real estate held for sale is carried at the fair value less cost to sell and is periodically evaluated for impairment.  Real estate held for sale recorded during the current accounting period is recorded at fair value, less cost to sell and is disclosed as a nonrecurring measurement.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value and are subsequently reported at amortized cost and periodically evaluated for impairment. New mortgage servicing rights recorded during the current accounting period are recorded at fair value and are disclosed as a nonrecurring measurement.

Mortgage servicing rights recorded as an asset and into income during the nine months ended September 30, 2011 and the year ended December 31, 2010 totaled $126,000 and $234,000, respectively. For the year ended December 31, 2010, $12,000 was recorded as impairment on mortgage servicing rights and included in net income. For the nine months ended September 30, 2011, the Corporation reduced the recorded impairment, increasing net income by $39,000 as pool values increased. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$19,405	$19,405	$16,788	$16,788
Investment securities available for sale	95,150	95,150	75,231	75,231
Loans, held for sale	1,243	1,270	1,089	1,110
Loans, net of allowance for losses	255,135	263,191	265,488	273,029
Stock in FHLB	4,226	4,226	4,496	4,496
Interest receivable	1,962	1,962	1,953	1,953
Mortgage servicing rights	628	929	588	834

Liabilities
Deposits	299,136	303,168	286,337	289,576
FHLB advances	58,000	63,096	58,000	61,974
Borrowings	7,217	5,543	7,217	4,725
Interest payable	398	398	485	485
Advance payments by borrowers for taxes and insurance	231	231	105	105

Off-Balance Sheet Assets (Liabilities)
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$32,079	$919	$-	$32,998
State and municipal	25,644	1,600	16	27,228
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	30,096	1,391	2	31,485
Corporate	4,110	-	671	3,439
Total investment securities	$91,929	$3,910	$689	$95,150

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$22,139	$452	$63	$22,528
State and municipal	22,516	463	124	22,855
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	28,113	908	109	28,912
Corporate	1,768	-	832	936
Total investment securities	$74,536	$1,823	$1,128	$75,231

The amortized cost and fair value of available-for-sale securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(In Thousands)

Within one year	$2,351	$2,385
One to five years	26,264	26,990
Five to ten years	17,910	18,627
After ten years	15,308	15,663
	61,833	63,665
Government-sponsored enterprise (GSE) - residential mortgage-backed and other asset-backed agency securities	30,096	31,485
Totals	$91,929	$95,150

No securities were pledged at September 30, 2011 or at December 31, 2010 to secure FHLB advances. Securities with a carrying value of $13,405,000 and $18,580,000 were pledged at September 30, 2011 and December 31, 2010 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the nine-month periods ended September 30, 2011 and September 30, 2010 were $7,585,000 and $9,637,000, respectively. Gross gains of $270,000 resulting from sales and calls of available-for-sale securities were realized during the nine-month period ended September 30, 2011. There were no losses recorded for the period. Comparatively, gross gains of $309,000 and gross losses of $3,000 were realized for the nine-month period ended September 30, 2010.

Proceeds from sales of securities available for sale during the three-month period ended September 30, 2011 were $4,251,000 and $2,271,000 during the same period in 2010. Gross gains of $105,000 and $175,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended September 30, 2011 and September 30, 2010, respectively. No losses were recorded for the three-month period ended September 30, 2011 or September 30, 2010. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2011 was $4,952,000, which is approximately 5.20% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2010 was $13,352,000, which represented 17.7% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the non-credit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$-	$-	$-	$-	$-	$-
State and municipal	741	(10)	771	(6)	1,512	(16)
GSE - residential mortgage-backed and other asset-backed agency securities	-	-	1	(2)	1	(2)
Corporate	2,277	(70)	1,162	(601)	3,439	(671)

Total temporarily impaired securities	$3,018	$(80)	$1,934	$(608)	$4,952	$(689)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$3,952	$(63)	$-	$-	$3,952	$(63)
State and municipal	2,752	(70)	724	(54)	3,476	(124)
GSE - residential mortgage-backed and other asset-backed agency securities	4,988	(109)	-	-	4,988	(109)
Corporate	-	-	936	(832)	936	(832)

Total temporarily impaired securities	$11,692	$(242)	$1,660	$(886)	$13,352	$(1,128)

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Government- Sponsored Enterprise (GSE) - Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at September 30, 2011 of $387,000 and $214,000, respectively. At December 31, 2010, the unrealized losses on these two investments were $530,000 and $302,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.92% of the book value of the Corporation investment portfolio and approximately 1.22% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at September 30, 2011.

In August, the Corporation purchased four corporate floating rate bonds, $1.9 million in total, rated A+, AA+, A and A- by Standard & Poor’s.  All are uncapped and tied to 3 month LIBOR.  These investments had unrealized losses at September 30, 2011 of $69,000, due primarily to interest rate changes.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

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

For all loan classes, when loans are placed on nonaccrual, or charged off, interest accrued but not collected is reversed against interest income. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. In general, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. However, for impaired loans and troubled debt restructured, which is included in impaired loans, the Corporation requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

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

The following table presents the breakdown of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(In Thousands)
Residential real estate
Construction	$8,637	$6,975
One-to-four family residential	111,728	117,616
Multi-family residential	18,550	14,997
Nonresidential real estate and agricultural land	83,067	89,607
Land (not used for agricultural purposes)	17,884	21,016
Commercial	17,578	16,413
Consumer and other	4,445	4,533
	261,889	271,157
Unamortized deferred loan costs	480	485
Undisbursed loans in process	(3,454)	(2,388)
Allowance for loan losses	(3,780)	(3,806)
Total loans	$255,135	$265,448

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

One-to-Four Family Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are generally owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. This segment also includes residential loans secured by non-owner occupied one-to-four family residences. Management tracks the level of owner-occupied residential loans versus non-owner occupied loans as a portion of our recent loss history relates to these loans. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of September 30, 2011 and December 31, 2010.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2011
Balances at beginning of period:	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589
Provision for losses	(11)	675	23	69	690	(27)	30	1,449
Loans charged off	-	(116)	-	(381)	(736)	-	(34)	(1,267)
Recoveries on loans	-	-	-	-	-	-	9	9
Balances at end of period	$21	$1,647	$131	$914	$913	$86	$68	$3,780

Nine Months Ended September 30, 2011
Balances at beginning of period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(14)	1,354	(7)	290	755	(71)	(10)	2,297
Loans charged off	-	(453)	-	(1,008)	(818)	-	(77)	(2,356)
Recoveries on loans	-	-	-	-	-	-	33	33
Balances at end of period	$21	$1,647	$131	$914	$913	$86	$68	$3,780

As of September 30, 2011
Allowance for losses:
Individually evaluated for impairment:	$-	$691	$36	$-	$403	$-	$-	$1,130
Collectively evaluated for impairment:	21	956	95	914	510	86	68	2,650
Balances at end of period	$21	$1,647	$131	$914	$913	$86	$68	$3,780
Loans:
Individually evaluated for impairment:	$169	$6,026	$2,317	$3,641	$5,138	$342	$19	$17,652
Collectively evaluated for impairment:	8,468	105,702	16,233	79,426	12,746	17,236	4,426	244,237
Balances at end of period	$8,637	$111,728	$18,550	$83,067	$17,884	$17,578	$4,445	$261,889

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2010
Allowance for losses:
Individually evaluated for impairment:	$14	$200	$34	$351	$578	$37	$-	$1,214
Collectively evaluated for impairment:	21	546	104	1,281	398	120	122	2,592
Balances at end of period	$35	$746	$138	$1,632	$976	$157	$122	$3,806

Loans:
Individually evaluated for impairment:	$278	$7,769	$910	$6,493	$6,341	$901	$-	$22,692
Collectively evaluated for impairment:	6,697	109,847	14,087	83,114	14,675	15,512	4,533	248,465
Balances at end of period	$6,975	$117,616	$14,997	$89,607	$21,016	$16,413	$4,533	$271,157

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of September 30, 2011 and December 31, 2010:

September 30, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction	$8,637	$8,468	$-	$169	$-
1-4 family residential	111,728	103,652	1,136	6,717	223
Multi-family residential	18,550	16,233	-	2,317	-
Nonresidential	83,067	77,469	1,763	3,835	-
Land	17,884	12,371	229	5,284	-
Commercial	17,578	16,844	329	405	-
Consumer	4,445	3,840	295	310	-
Total Loans	$261,889	$238,877	$3,752	$19,037	$223

December 31, 2010	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction	$6,975	$6,681	$16	$278	$-
1-4 family residential	117,616	107,010	5,256	5,224	126
Multi-family residential	14,997	14,087	-	334	576
Nonresidential	89,607	81,624	1,471	6,512	-
Land	21,016	14,199	2,845	3,972	-
Commercial	16,413	15,290	230	893	-
Consumer	4,533	4,188	25	320	-
Total Loans	$271,157	$243,079	$9,843	$17,533	$702

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

•	An expected loan payment is in excess of 90 days past due (non-performing), or non-earning.
•	The financial condition of the borrower has deteriorated to such a point that close monitoring is necessary. Payments do not necessarily have to be past due.
•	Repayment from the primary source of repayment is gone or impaired.
•	The borrower has filed for bankruptcy protection.
•	The loans are inadequately protected by the net worth and cash flow of the borrower.
•	The guarantors have been called upon to make payments.
•	The borrower has exhibited a continued inability to reduce principal (although interest payment may be current).
•	The Company is considering a legal action against the borrower.
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

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010:

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands)

Construction	$-	$-	$169	$169	$8,468	$8,637	$-
1-4 family residential	381	853	2,448	3,682	108,046	111,728	-
Multi-family residential	-	-	343	343	18,207	18,550	-
Nonresidential	783	1,147	1,306	3,236	79,831	83,067	-
Land	229	-	3,080	3,309	14,575	17,884	-
Commercial	100	-	379	479	17,099	17,578	-
Consumer	48	-	289	337	4,108	4,445	-
	$1,541	$2,000	$8,014	$11,555	$250,334	$261,889	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands)

Construction	$-	$-	$165	$165	$6,810	$6,975	$-
1-4 family residential	132	839	2,304	3,275	114,341	117,616	-
Multi-family residential	-	-	910	910	14,087	14,997	-
Nonresidential	-	-	4,673	4,673	84,934	89,607	-
Land	-	372	1,749	2,121	18,895	21,016	-
Commercial	542	-	265	807	15,606	16,413	-
Consumer	37	-	315	352	4,181	4,533	-
	$711	$1,211	$10,381	$12,303	$258,854	$271,157	$-

The following table presents the Company’s nonaccrual loans as of September 30, 2011.  At December 31, 2010, the Company had nonaccruing loans totaling $10,381,000 which equaled loans delinquent 90 days or more.

September 30, 2011
(In Thousands)
Residential real estate
Construction	$169
One-to-four family residential	3,451
Multi-family residential	343
Nonresidential real estate and agricultural land	2,262
Land (not used for agricultural purposes)	3,803
Commercial	379
Consumer and other	308
Total nonaccrual loans	$9,992

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

The following tables present information pertaining to the principal balances and specific reserve allocations for impaired loans as of September 30, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans without a specific allowance:
Construction	$169	$169	$-
1-4 family residential	2,635	2,740	-
Multi-family residential	1,974	1,974	-
Nonresidential	3,641	5,170	-
Land	2,329	2,329	-
Commercial	342	371	-
Consumer	19	19	-
	$11,109	$12,772	$-

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans with a specific allowance:
Construction	$-	$-	$-
1-4 family residential	3,391	3,391	691
Multi-family residential	343	343	36
Nonresidential	-	-	-
Land	2,809	2,809	403
Commercial	-	-	-
Consumer	-	-	-
	$6,543	$6,543	$1,130

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Total Impaired Loans:
Construction	$169	$169	$-
1-4 family residential	6,026	6,131	691
Multi-family residential	2,317	2,317	36
Nonresidential	3,641	5,170	-
Land	5,138	5,138	403
Commercial	342	371	-
Consumer	19	19	-
	$17,652	$19,315	$1,130

The following tables present information pertaining to the average balances of and interest recognized on impaired loans for the three- and nine-month periods ended September 30, 2011 (in thousands):

	For the nine months ended		For the three months ended
	September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$180	$1	$169	$-
1-4 family residential	2,717	163	2,985	67
Multi-family residential	1,638	54	1,974	32
Nonresidential	4,708	120	4,758	49
Land	4,076	54	4,012	-
Commercial	542	10	342	2
Consumer	7	-	19	1
	$13,868	$402	$14,259	$151

	For the nine months ended		For the three months ended
	September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$-	$-	$-	$-
1-4 family residential	3,187	43	3,391	24
Multi-family residential	340	-	343	-
Nonresidential	-	-	-	-
Land	2,366	32	2,809	11
Commercial	-	-	-	-
Consumer	-	-	-	-
	$5,893	$75	$6,543	$35

	For the nine months ended		For the three months ended
	September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
Total impaired loans:
Construction	$180	$1	$169	$-
1-4 family residential	5,904	206	6,376	91
Multi-family residential	1,978	54	2,317	32
Nonresidential	4,708	120	4,758	49
Land	6,442	86	6,821	11
Commercial	542	10	342	2
Consumer	7	-	19	1
	$19,761	$477	$20,802	$186

The following tables present various breakdowns of impaired loans as of December 31, 2010 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$113	$113	$-	$260	$9
1-4 family residential	5,834	6,011	-	2,602	67
Multi-family residential	334	334	-	875	16
Nonresidential	5,106	6,405	-	6,125	141
Land	2,856	3,366	-	1,609	51
Commercial	381	410	-	713	32
Consumer	-	-	-	-	-
	$14,624	$16,639	$-	$12,184	$316

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$165	$165	$14	165	$1
1-4 family residential	1,935	1,935	200	1,866	43
Multi-family residential	576	576	34	230	-
Nonresidential	1,387	1,387	351	792	-
Land	3,485	3,485	578	1,779	8
Commercial	520	520	37	520	34
Consumer	-	-	-	-	-
	$8,068	$8,068	$1,214	$5,352	$86

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$278	$278	$14	$425	$10
1-4 family residential	7,769	7,946	200	4,468	110
Multi-family residential	910	910	34	1,105	16
Nonresidential	6,493	7,792	351	6,917	141
Land	6,341	6,851	578	3,388	59
Commercial	901	930	37	1,233	66
Consumer	-	-	-	-	-
	$22,692	$24,707	$1,214	$17,536	$402

For 2010 and 2011, interest income recognized on a cash basis included above was immaterial.

Troubled Debt Restructurings

In the course of working with borrowers, the Corporation may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Corporation attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified, whether through a new agreement replacing the old or via changes to an existing loan agreement, are reviewed by the Corporation to identify if a troubled debt restructuring (“TDR”) has occurred.

A troubled debt restructuring occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Corporation grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Corporation do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Corporation may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of its current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  As a result of this reassessment, the Corporation did not identify as troubled debt restructurings any additional receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported in this report as non-performing loans. For all loan classes, it is the Corporation’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status.  A loan is generally classified as nonaccrual when the Corporation believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $2.0 million at September 30, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $7.4 million at September 30, 2011. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Corporation, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms.  On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following table presents information regarding troubled debt restructurings by class for the three- and nine-month periods ended September 30, 2011.

			Loans Restructured During
			9 Months Ending 9/30/11			3 Months Ending 9/30/11
	# of Loans	Total Troubled Debt Restructured	# of Loans	Balance at restructure	Current Balance	# of Loans	Balance at restructure	Current Balance
Residential Real Estate
Construction	-	$-	-	$-	$-	-	$-	$-
One-to-four family residential	8	3,196,690	2	1,004,603	1,003,423	2	1,004,603	$1,003,423
Multi-family residential	1	1,974,022	1	1,735,280	1,974,022	-	-	-
Nonresidential real estate and agricultural land	4	2,076,338	1	1,117,878	955,713	-	-	-
Land not agricultural	1	2,137,065		-	-	-	-	-
Commercial	2	71,114	1	45,815	23,169	-	-	-
Consumer	1	18,689	1	18,769	18,689	-	-	-
	17	$9,473,917	6	$3,922,345	$3,975,015	2	$1,004,603	$1,003,423

Of the loans restructured during the nine months ended September 30, 2011, three loans, totaling $260,000, were refinanced after bankruptcy or foreclosure based on reaffirmation of the note or a deficiency note.  All three were made at market rate or above and are listed as troubled debt due to borrower’s inability to cash flow. Two loans were refinanced at slightly below market rates, with taxes and insurance escrowed, one of which consolidated 28 individual loans and provided superior collateral coverage to the Corporation. These two loans totaled $2.9 million.  Finally, one loan for an investment property was refinanced at a below market rate on an interest-only basis, for 12 months to provide an opportunity for the borrower to sell the property or recover. The total of this loan was $786,000.

Financial impact of these restructurings was immaterial to the financials of the Corporation at September 30, 2011.

No loans identified and reported as TDR during the nine and three months ended September 30, 2011 defaulted during either of those periods. The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

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

NOTE 9:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2010 consolidated condensed financial statements to conform to the September 30, 2011 presentation.

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

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. The restoration plan uniformly increased insurance assessments by 7 basis points (annualized). Further increases in premium assessments are also possible and would increase the Company’s expenses. Effective with the June 2011 reporting period the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions.  As a result of these changes, the Company experienced a decrease in premiums. However, increased assessment rates and special assessments could have a material impact on the Company’s results of operations.

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

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks. Our business employs systems and a website that allow for the secure storage and transmission of customers’ proprietary information.  Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

Historical loss rates for loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, collection practices and examination results from bank regulatory agencies and the Corporation’s internal loan review. The portion of the allowance that is related to certain qualitative factors not specifically related to any one loan type is considered the unallocated portion of the reserve.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month or nine-month periods ended September 30, 2011.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet.  Under the servicing assets and liabilities accounting guidance (ASC860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer.   Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of September 30, 2011 and December 31, 2010, mortgage servicing rights had carrying values of $628,000 and $588,000 respectively. The December 31, 2010 amount included a $50,000 valuation allowance for impairment on certain pools of servicing rights as of that date. The September 30, 2011 amount included an $11,000 valuation for impairment on certain pools of servicing rights, as of that date.

Financial Condition

At September 30, 2011, the Corporation’s consolidated assets totaled $401.9 million, an increase of $15.3 million, or 4.0%, from the December 31, 2010 total.  The increase was primarily due to an increase in investment securities available for sale funded by a $10.4 million decrease in loan receivables and a $12.8 million increase in deposits, period to period.  Funds made available by these changes to loans and deposits were placed in investment securities available for sale, primarily U.S. government agency securities and to a lesser extent municipal securities and government-sponsored-enterprise (GSE) residential mortgage-backed securities.   Investment securities available for sale of the Corporation increased $20.0 million, or 26.5%, for the period, from $75.2 million at December 31, 2010 to $95.2 million as of September 30, 2011.  A portion of the increase in investment securities available for sale came from the mark-to-market changes with a net change of $2.5 million as the unrealized gain on the Corporation’s portfolio increased from $695,000 at December 31, 2010 to $3.2 million at September 30, 2011.  The decrease in gross loans, excluding loans held for sale, over the period, from $269.3 million at December 31, 2010 to $258.9 million at September 30, 2011, was reflective of the difficult lending environment which continued to affect loan production and of the equally difficult economy, as $4.3 million of real estate collateral for non-performing loans was foreclosed upon and transferred to real estate owned and held for sale (REO).  Foreclosed real estate converted to REO during the period included a professional office building in New Albany, Indiana, a car wash in Charlestown, Indiana, an apartment complex in Scottsburg, Indiana, a condominium in New Albany, Indiana, a funeral home in Madison, Indiana, several building lots, and a few lesser residential properties. The Corporation closely monitored the values of these properties and additional charge downs have been taken as necessary based on current fair value information such as appraisal data and pending sales offers.

Liquidity for the Corporation continued to be strong, with the balances in cash and cash equivalents at $19.4 million as of September 30, 2011, as compared to balances of $16.8 million as of December 31, 2010.  Amounts borrowed by the Corporation remained constant period to period at $65.2 million, with advances from the Federal Home Loan Bank the largest portion of those balances at $58.0 at both dates. The Federal Home Loan Bank (FHLB) is the Corporation’s primary source of wholesale funding.  The average rates paid on those borrowings, however, decreased 29 basis points across the period, from 3.84% as of December 31, 2010 to 3.55% as of September 30, 2011, as the Corporation restructured $10.0 million in advances, taking advantage of lower borrowing costs to lock in advances over a range of terms, and repaid and replaced an additional $5.0 million.  Other significant changes during the period included $270,000 received from the FHLB for a repurchase of FHLB stock and a decrease in the prepaid FDIC assessment which decreased $268,000 over the period.

The difficult lending environment continued to challenge loan production for the Corporation. Total loans, net of the allowance for loan losses, decreased $10.3 million, or 3.9%, from $265.4 million at December 31, 2010 to $255.1 million at September 30, 2011. The decrease was primarily attributable to $4.3 million in non-performing loans removed from the portfolio into real estate held for sale and sales of conventional mortgages into the secondary market. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the nine months ended September 30, 2011 were $12.8 million, including $1.1 million originated for sale at December 31, 2010 and sold in January. These sales compare to $13.8 million in sales for the nine months ended September 30, 2010. The Corporation’s consolidated allowance for loan losses totaled $3.8 million at both September 30, 2011 and December 31, 2010. Provision expense of $2.3 million for the nine months ended September 30, 2011 was offset by net charge-offs of $2.3 million.  This compared to provision expense for the nine months ended September 30, 2010 of $1.9 million and net charge-offs of $1.8 million. Net charge-offs for the nine-month period ended September 30, 2011 were primarily comprised of properties that have labored through the foreclosure process, most for as long as two to three years.  $453,000 was charged off for a variety of residential properties, including a $200,000 loan charged off due to bankruptcy.  $1,008,000 was charged off for nonresidential and commercial real estate properties, including loans previously provisioned by specific reserve allocations and loans relating to a relationship with a local funeral home business.    Finally, $818,000 was charged off for land loans, primarily the culmination of foreclosure proceedings with two development relationships in the south-central Indiana area.   Funding for the allowance represented 1.46% of total loans as of September 30, 2011 as compared to 1.41% as of December 31, 2010. The allowance at September 30, 2011 is directionally consistent with the balance outstanding at December 31, 2010.

Delinquency 30 or more days past due as of September 30, 2011 was $11.6 million, or 4.44% of total loans, as compared to $12.3 million, or 4.59%, at December 31, 2010. The September 30, 2011 decrease was due primarily to loan foreclosures that resulted in the real estate held for sale discussed above.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of September 30, 2011 were $10.0 million, compared to $6.9 million at the same date in 2010 and $10.4 million at December 31, 2010. Non-performing loans as a percent of total loans were 3.86%, 2.54% and 3.86%, respectively, for those periods. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured.

Although management believes that its allowance for loan losses at September 30, 2011 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $299.1 million at September 30, 2011, an increase of $12.8 million, or 4.5%, from total deposits of $286.3 million at December 31, 2010. During the nine-month period, noninterest-bearing transactional deposit accounts increased slightly by 5.2%, while interest-bearing accounts increased 4.4%, or $11.6 million. The increases were primarily seen in the Corporation’s NOW accounts, which increased by $23.9 million from $42.3 million at December 31, 2010 to $66.0 million at September 30, 2011.  A significant portion of the change in NOW account balances came from movement out of Money Market Demand (MMDA) accounts and certificate of deposit accounts, with MMDA accounts decreasing $10.2 million, or 25.0%, over the nine-month period and certificate of deposit balances decreasing $3.2 million, or 2.3%.  In the current rate environment borrowers appeared to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings totaled $65.2 million at September 30, 2011 with no change from December 31, 2010. The Corporation took advantage of low rates to lock in borrowings with a variety of terms. Of total borrowings, $58.0 million represented Federal Home Loan Bank (FHLB) advances with average rates of 3.55% and 3.84% at the respective dates. These balances and average rates on advances from the FHLB represent a reduction from the same at September 30, 2010, which were also $58.0 million and 3.84%. The drop in average balances and rates, September 2010 to September 2011, resulted in a $748,000, or 29.7%, decrease in the cost of borrowing period to period. Borrowing costs of $1.8 million for the nine months ended September 30, 2011 compared to $2.5 million for the same period in 2010. A significant contributor to the decrease in the cost of borrowing, period to period, was the restructuring of $29.0 million in advances over the last 12 months, with the Corporation taking advantage of lower borrowing costs and locking in those low costs against future rate volatility.

Other liabilities totaled $4.1 million at September 30, 2011, an increase of $1.0 million from the December 31, 2010 balance of $3.1 million, primarily due to changes in escrowed balances and deferred tax liabilities.

Stockholders’ equity totaled $33.1 million at September 30, 2011, an increase of $1.6 million, or 5.2%, from the $31.5 million at December 31, 2010. The increase was primarily due to the change in unrealized gains on available-for-sale securities, at a gain position of $2.1 million at September 30, 2011, as compared to $443,000 at December 31, 2010, and year-to-date earnings of $1.2 million. During the nine months ending September 30, 2011, $16,000 was used to purchase 1,000 shares of Corporation stock, in satisfaction of a 2010 award under one of the corporate employee benefit plans, and the Corporation paid dividends totaling $1.2 million to preferred and common shareholders. Dividends to common shareholders for the nine-month period were $.63 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2011, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General

The Corporation’s net income for the nine months ended September 30, 2011 totaled $1.2 million, a decrease of $510,000, or 29.5%, from net income reported for the nine-month period ended September 30, 2010. The change in income period to period was comprised of a variety of changes that occurred over the period. Total interest income decreased $777,000, or 5.5%, from $14.1 million for the nine months ended September 30, 2010 to $13.4 million for the same period in 2011, as yields and average balances on interest-earning assets dropped. Offsetting the decrease in interest income was a more dramatic decrease in interest expense, with interest expense for the nine months ended September 30, 2011 of $4.4 million as compared to $5.7 million for the same period in 2010, a decrease of $1.3 million, or 22.8%, period to period, as deposit and borrowing costs of funds dropped from 1.82% at September 30, 2010 to 1.52% at September 30, 2011. Meanwhile, provision expense for the nine-month period ended September 30, 2011 was $2.3 million as compared to $1.9 million for the same period in 2010, an increase of $382,000, reflecting the continuing economic stagnation. Noninterest income decreased $814,000, period to period, primarily due to losses on REO, while noninterest expense increased a slight $216,000, period to period.

Net Interest Income

Total interest income for the nine months ended September 30, 2011 decreased $777,000, or 5.5%, from $14.1 million at September 30, 2010 to $13.4 million at September 30, 2011. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with slightly lower yields period to period, and higher average balances in the investment portfolio, at lower yields. The average yield on loans as of September 30, 2011 was 5.82% as compared to 6.00% a year earlier. Book yields on available-for-sale securities experienced more dramatic change, period to period, with the yield as of September 30, 2011 of 3.20% as compared to 3.62% at the same point in 2010. The effect of the decline in investment yields was mitigated by the increase in the volume of average investments held, $93.2 million for the 2011 period as compared to $79.2 million for the 2010 period.

Total interest expense for the same period decreased more significantly, $1.3 million, or 22.8%, from the $5.7 million reported for the 2010 period to $4.4 million for the 2011 period.  For the nine months ended September 30, 2011, interest expense from deposits totaled $2.6 million while interest expense from borrowings totaled $1.8 million, as compared to $3.2 million and $2.5 million for the same period in 2010. Of the overall decrease in interest expense, $552,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates. Over the same period, the Corporation experienced a dramatic decrease of $748,000 for interest expense on borrowings as advances were repaid or restructured and the average balance of funds borrowed from the FHLB dropped. The average rate paid on those borrowings dropped from 3.84% at September 30, 2010 to 3.55% at September 30, 2011, as $5.0 million in advances were repaid over the period and $10.0 million in advances were restructured to take advantage of lower rates currently and into the future. Borrowing at the FHLB as of September 30, 2011 totaled $58.0 million with an additional $44.0 million available by authorization of the board of directors of the Corporation.

Net interest income was $9.0 million for the nine months ended September 30, 2011 and $8.4 million for the same period in 2010, with an increase period to period of $523,000, or 6.2%. This reflects the changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $2.3 million provision for losses on loans for the nine months ended September 30, 2011, as compared to $1.9 million for the same period in 2010. The 2011 expense of $2.3 million was primarily impacted by the culmination of foreclosure activity on two large relationships, for which some reserves had been established, and reserves established for current foreclosure relationships.  The Corporation is diligent in assessing the status of problem loans, including those in the lengthy process of foreclosure.  The 2011 expense corresponds to the annual expenses for 2009, of $2.9 million, and 2010, of $2.6 million, and reflects the loss experience of the Corporation projected for the continuing stagnation in the economy. Delinquencies in total have remained constant as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.

Non-performing loans as of September 30, 2011 were $10.0 million, an increase of $3.1 million, from the $6.9 million at the same point in 2010.  Of the total non-performing loans of $10.0 million at September 30, 2011, $2.0 million were troubled debt restructured loans that were less than 90 days past due at September 30, 2011 but were classified as nonaccrual loans as they had not yet performed in accordance with the restructured terms for a period of at least six months.  Of total non-performing loans approximately $2.5 million have been past due for 12 months or more, have been reduced by partial charge-off of confirmed losses or protected by specific reserve allocations, and are in the lengthy process of work out or foreclosure. Non-performing loans of the Corporation average 398 days past due, emphasizing the fact that these are loans that have been moving slowly through the foreclosure process for a period of time.  From time to time, the Company may be required to charge down loans that are performing loans because of collateral shortfalls identified through appraisal review or other methods.  Total loans that have been reduced for confirmed loss amounts through partial charge-off or specific reserve allocations as of September 30, 2011 totaled $5.5 million, with $3.5 million of that relating to loans that are performing according to the terms of their agreements.  While management believes that the allowance for losses on loans is adequate at September 30, 2011, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $814,000, or 29.1%, during the nine months ended September 30, 2011 to $2.0 million, as compared to the $2.8 million reported for the same period in 2010. The decrease was due primarily to net losses on premises, equipment and other real estate owned (REO) as the Corporation recorded fair value adjustments to REO of $613,000 during the nine months ended September 30, 2011. Net losses on premises, equipment and other real estate owned were $683,000 for the nine-month period ended September 30, 2011, as compared to $10,000 for the same period in 2010, a change of $673,000.  Additional factors contributing to the overall decrease in other income included: an increase in income from merchant interchange fees, $303,000 for the nine months ended September 30, 2011 as compared to $274,000 for the same period in 2010; a decrease in service charges, primarily relating to overdrawn accounts, $1,431,000 for the nine months ended September 30, 2011 as compared to

$1,469,000 for the same period in 2010; a slight decrease in gains on the sale of available-for-sale securities, $270,000 for the nine months ended September 30, 2011 as compared to $306,000 for the same period in 2010; and a slight decrease in gains on the sale of loans into the secondary market, primarily to Freddie Mac, $367,000 for the nine months ended September 30, 2011 as compared to $385,000 for the same nine months in 2010. The trends for the sale of loans into the secondary market is expected to continue into the remainder of 2011 because origination of loans for sale is expected to be minimal as underwriting continues to be tight and refinance activity weak. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses experienced modest change period to period, with a net increase of $216,000, or 3%, from September 30, 2010 to September 30, 2011. In general, decreases were experienced in several financial statement lines.  The most significant financial statement changes were:

•
Salaries and employee benefits, a 6.5% increase period to period, from $3.7 million for the nine months ended September 30, 2010 to $3.9 million for the same period in 2011. This reflects the addition of professional and branch personnel and increases in benefits including health insurance increases.

•	Net occupancy and equipment expenses, a 7.3% increase period to period, reflective of the addition of branches and information technology.

•
Professional fees, which include legal, accounting, and other third party contracted expenses, increased $79,000, or 31.6%, from $252,000 for the nine-month period ended September 30, 2010 to $331,000 for the same period in 2011.  This increase is primarily due to regulatory mandates requiring additional third party review and attestation of financial institutions.

•
FDIC assessments for the nine-month periods decreased $61,000, or 17.5%, 2010 to 2011, as the FDIC moved from a deposit-based assessment to an asset-based assessment and decreased the base rate for the Corporation.

•
Data processing fees decreased $12.4%, period to period, from $356,000 for the nine-month period ended September 30, 2010 to $312,000 for the same period ended September 30, 2011, due to cost containment measures.

•
Other administrative costs, including advertising, professional fees, and office supply costs, decreased for the nine months ended September 30, 2011 as compared to the same period in 2010, reflecting corporate cost containment measures.

Income Taxes

Tax expense of $21,000 was recorded for the nine-month period ended September 30, 2011 as compared to $400,000 for the comparable period in 2010. For the 2011 period, the Corporation had pre-tax income of $1.2 million as compared to $2.1 million for the 2010 period.  The effective tax rate was 1.7% for the nine-month period ended September 30, 2011 as compared to 18.8% for the same period in 2010. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General

The Corporation’s net loss for the three months ended September 30, 2011 totaled $207,000, a decrease of $498,000, or 171.1%, from the net income of $291,000 reported for the period ended September 30, 2010. The decrease was primarily attributable to fair value adjustments on real estate owned due to foreclosure or repossession,  decreases in income from loan sales into the secondary market, decreases in income from the sale of investments available for sale, and increased operating expenses.

For the three-month period ended September 30, 2011, interest income decreased $199,000 from $4.7 million for the period ended September 30, 2010 to $4.5 million for the period ended September 30, 2011, a 4.3% decrease, while interest expense experienced a corresponding decrease of $331,000, from $1.8 million for the three-month period ended September 30, 2010 to $1.5 million for the same period in 2011, an 18.4% decrease. Both decreases are a result of changes in asset average balances and decreases in yields on interest-earning assets and costs of funds on deposits and borrowings.

Gain on loan sales to the secondary market, a significant contributor to net income in 2009 and 2010, was $138,000 for the three-month period ended September 30, 2011 as compared to $223,000 for the same three-month period in 2010, both periods reflecting declines in refinancing activity. Proceeds from sales into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (Freddie Mac), were $5.0 million for the three-month period in 2011, as compared to the $7.6 million in sales during the same period in 2010.

Net Interest Income

Total interest income for the three months ended September 30, 2011 decreased $199,000, or 4.3%, from $4.7 million at September 30, 2010 to $4.5 million at September 30, 2011.  The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $332,000, or 18.4%, from the $1.8 million reported at September 30, 2010 to $1.5 million at September 30, 2011.  For the three months ended September 30, 2011, interest expense from deposits totaled $864,000, while interest expense from borrowings totaled $600,000, as compared to $1.0 million and $765,000 for the same period in 2010. Of the overall decrease in interest expense, $166,000 was attributable to interest expense on deposits, primarily fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates. Over the same period, the Corporation experienced a decrease of $165,000 on interest expense for borrowings as advances were repaid and the average balance of funds borrowed from the FHLB dropped. The average rate paid on those borrowings dropped from 3.84% at September 30, 2010 to 3.55% at September 30, 2011, primarily due to $10.0 million in advances restructured in 2011 to take advantage of lower rates, extended for terms beneficial to the Corporation. Borrowing at the FHLB as of September 30, 2011 totaled $58.0 million with an additional $44.0 million available by authorization of the board of directors of the Corporation.

Net interest income was $3.0 million for the three months ended September 30, 2011, a $131,000 increase in income from the same period in 2010. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $1,449,000 provision for losses on loans for the three months ended September 30, 2011, as compared to $1,390,000 for the same period in 2010. The larger than average expenses for the provision during both three-month periods are reflective of the charge off and reserve allocations discussed in both the financial condition section of this discussion and in the comparative discussion of nine-month activities.  The loan portfolio of the Corporation is decreasing and delinquencies, while not low, seem to have stabilized, with delinquencies greater than 90 days past due comprised of long-term delinquencies in the process of foreclosure and new delinquencies controlled.

Other Income

Other income decreased by $753,000, or 65.6%, during the three months ended September 30, 2011 to $395,000, as compared to the $1,148,000 reported for the same period in 2010. The decrease was due primarily to net losses on premises, equipment and other real estate owned (REO) as the Corporation recorded a $514,000 write down of fair values on foreclosed real estate held for sale based on updated fair value information. Net losses on premises, equipment and other real estate owned were $533,000 for the three-month period ended September 30, 2011, as compared to no gain or loss for the same period in 2010, a change of $533,000. Other notable decreases were:

•
Service fees and charges, primarily overdraft fees on deposit accounts (NSF fees), $516,000 for the three months ended September 30, 2011 as compared to $527,000 for the same three-month period in 2010, a decrease of $11,000;

•
Net realized gains on sale of available-for-sale securities, $105,000 for the three months ended September 30, 2011, as compared to $175,000 for the same three-month period in 2010, a decrease of $70,000;

•
Net gains on loan sales, $138,000 for the three months ended September 30, 2011, as compared to $223,000 for the same three-month period in 2010, a decrease of $85,000 due primarily to reduced sales activity as noted above;

•
Other income, a $15,000 loss for the three months ended September 30, 2011, as compared to $40,000 of income for the same three-month period in 2010, a decrease of $65,000.  This decrease was primarily attributable to the following changes:  increased costs for maintaining other real estate held for sale, $102,000 for the three-month period in 2011, as compared to $14,000 for the same three-month period in 2010; income on the operating properties with $19,000 realized during the three-month period in 2011 as compared to no income from such activities in 2010;  income from the Corporation’s wealth management division, which increased $14,000 for the 2011 period as compared to the same period in 2010; and other lesser changes.

Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses experienced modest change between the three-month periods, with a net increase of $161,000, or 6.8%, from September 30, 2010 to September 30, 2011. In general, increases were experienced in several financial statement lines. The most significant financial statement changes were:

•	Salaries and employee benefits, a 9.8% increase period to period, reflective of increased branch personnel, addition of professional staff, and increases in health insurance costs.

•	Net occupancy and equipment expenses, a 7.2% increase period to period, reflective of the addition of branches and updates to information technology systems.

•
Increases, period to period, in professional fees increasing from $55,000 for the three-month period ended September 30, 2010 to $149,000 for the same period in 2011, an increase of $94,000, or 170.1%, reflecting third party review, audit and legal costs.

•
FDIC assessment for the three-month periods decreased $64,000, or 57.7%, 2010 to 2011 as the FDIC moved from a deposit-based assessment to an asset-based assessment and decreased the base rate for the Corporation.

Income Taxes

Tax benefit of $382,000 was recorded for the three-month period ended September 30, 2011 as compared to a benefit of $39,000 for the comparable period in 2010. For the 2011 period, the Corporation had a pre-tax loss of $589,000 as compared to pre-tax income of $252,000 for the 2010 period.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

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

Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2011, the Bank had $58 million in such borrowings, including a $10 million overdraft line of credit, immediately available. An additional $34 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $25.4 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At September 30, 2011, the Bank had commitments to fund loan originations of $7.1 million, unused home equity lines of credit of $18.1 million and unused commercial lines of credit of $10.6 million. Commitments to sell loans as of that date were $4.8 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

RIVER VALLEY BANCORP

Date: November 14, 2011	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

•
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