Form 10-K
period 2011-12-31
RIVER VALLEY BANCORP
filed 2012-03-16
CIK 1015593

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____ to ____

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

As of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $11,814,000 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 24, 2012, there were issued and outstanding 1,514,472 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on April 18, 2012 are incorporated in Part III.

RIVER VALLEY BANCORP
FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimates or expectations of River Valley Bancorp, its directors, or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include, but are not limited to, changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and governmental intervention in the financial services industry.

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

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 42.5% of the Bank’s total loan portfolio at December 31, 2011. The Bank identified loans totaling $87,000 as held for sale at December 31, 2011. The Bank also offers multi-family mortgage loans, nonresidential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans. The Bank’s primary market areas are Jefferson, Floyd and Clark Counties in southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky.

In December 2011, the Company announced that it had entered into an agreement to merge the Bank with Dupont State Bank (“Dupont”), an Indiana commercial bank and wholly owned subsidiary of Citizens Union Bancorp of Shelbyville, Inc. (“Citizens”). The Company will pay Citizens $6.275 million for its shares of Dupont at the effective time of the merger, anticipated to occur by the end of the second quarter of 2012, assuming all conditions are satisfied and all regulatory and shareholder approvals are received. The surviving entity in the merger will be named “River Valley Financial Bank” and will operate as an Indiana commercial bank thereafter. This acquisition will expand the Bank’s branch network to North Vernon, Seymour and Dupont, Indiana, resulting in a total of 12 branches across southeast Indiana and northern Kentucky to be operated by the Company.

Until July 2011, the Holding Company and River Valley Financial were subject to regulation, supervision and examination by the Office of Thrift Supervision (the “OTS”), but the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated the regulatory authority of the OTS and reallocated its functions. Now, the Holding Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (the “Federal Reserve”). River Valley Financial is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits in River Valley Financial are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.

For ease of reference throughout this Annual Report on Form 10-K, references to the OCC are intended to include a reference to the OTS, as its predecessor in thrift regulation and supervision, as the context and the time period requires.

The Company’s internet address is www.rvfbank.com, and the Company makes available all filings with the Securities and Exchange Commission via its internet website.

LOAN PORTFOLIO DATA

The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2011, 2010, 2009, 2008 and 2007 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process. Historical data in this table and others reporting loan portfolio data has been restated in some cases to conform to certain loan recategorizations employed as of December 31, 2011.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$111,198	42.50%	$117,616	43.38%	$127,397	45.41%	$140,433	48.50%	$128,177	48.47%
Multi-family	18,582	7.10	14,997	5.53	12,910	4.60	9,924	3.43	10,274	3.88
Construction	8,308	3.18	6,975	2.57	7,867	2.80	10,999	3.80	14,319	5.41
Nonresidential real estate	83,284	31.83	89,607	33.05	87,483	31.18	83,400	28.80	71,877	27.18
Land loans	19,081	7.29	21,016	7.75	23,065	8.22	22,429	7.75	16,729	6.33
Commercial loans	17,349	6.63	16,413	6.05	17,129	6.10	17,306	5.98	17,043	6.44
Consumer loans	3,840	1.47	4,533	1.67	4,711	1.68	5,058	1.75	6,036	2.28
Gross loans receivable	261,642	100.00%	271,157	100.00%	280,562	100.00%	289,549	100.00%	264,455	100.00%

Add/(Deduct):
Deferred loan origination costs	481	0.18	485.2		464.2		503.2		494.2
Undisbursed portions of loans in process	(5,024)	(1.92)	(2,388)	(.9)	(1,824)	(.7)	(2,384)	(.8)	(4,113)	(1.6)
Allowance for loan losses	(4,003)	(1.53)	(3,806)	(1.4)	(2,611)	(.9)	(2,364)	(.8)	(2,208)	(.8)
Net loans receivable	$253,096	96.73%	$265,448	97.9%	$276,591	98.6%	$285,304	98.6%	$258,628	97.8%

The following table sets forth certain information at December 31, 2011, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance	Due During Years Ending December 31
	Outstanding at December 31, 2011	2012	2013	2014 to 2015	2016 to 2020	2021 to 2025	2026 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$111,198	$4,162	$596	$408	$5,358	$12,692	$87,982
Multi-family	18,582	—	—	153	500	3,921	14,008
Construction	8,308	8,308	—	—	—	—	—
Nonresidential real estate loans	83,284	4,598	965	2,113	4,285	13,055	58,268
Land loans	19,081	12,741	849	27	339	1,031	4,094
Commercial loans	17,349	9,964	1,117	1,991	3,702	339	236
Consumer loans	3,840	1,283	481	1,428	611	37	—
Total	$261,642	$41,056	$4,008	$6,120	$14,795	$31,075	$164,588

The following table sets forth, as of December 31, 2011, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2012
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
Construction	—	—	—
One-to-four-family	$10,249	$96,787	$107,036
Multi-family	4,259	14,323	18,582
Nonresidential real estate loans	4,885	73,801	78,686
Land loans	158	6,182	6,340
Commercial loans	6,239	1,146	7,385
Consumer loans	2,538	19	2,557

Total	$28,328	$192,258	$220,586

Residential Loans. Residential loans consist primarily of one- to four-family residential loans. Approximately $111.2 million, or 42.5% of the Bank’s portfolio of loans, at December 31, 2011, consisted of one- to four-family residential loans, of which approximately 87.5% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3-3.5% for owner-occupied properties and 3.5-5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2011 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank has originated residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to, or up to 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2011, approximately 12.5% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2011, the Bank had approximately $96.3 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.

The Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2011 the Bank originated and retained $1.7 million of fixed rate one- to four-family residential mortgage loans. Typically, these loans would be sold into the secondary market, however, the majority of these loans were originated to existing customers and were retained, rather than sold, due to tightened lending standards in the secondary market.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2011, the Bank had outstanding approximately $14.5 million of home equity loans, with unused lines of credit totaling approximately $18.7 million. As of December 31, 2011 all home equity loans were performing loans. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 85% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

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

At December 31, 2011, $4.3 million of one- to four-family residential mortgage loans, or 1.7% of total loans, were included in the Bank’s non-performing assets.

Multi-family Loans. At December 31, 2011, approximately $18.6 million, or 7.1% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2011 was $3.1 million and was secured by an apartment building in Jeffersonville, Indiana. No multi-family loans were included in non-performing assets as of December 31, 2011.

Multi-family loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” below. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Construction Loans. The Bank offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

Generally, construction loans are written as twelve-month loans, either fixed or adjustable, with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires an 80% Loan-to-Value Ratio for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one- to four-family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not typically charge commitment fees for its construction loans.

At December 31, 2011, $8.3 million, or 3.2% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2011 totaled $762,000. There were no non-performing construction loans at December 31, 2011.

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

Nonresidential Real Estate Loans. At December 31, 2011, $83.3 million, or 31.8% of the Bank’s total loan portfolio, consisted of nonresidential real estate loans. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate as adjustable rate loans of varying rates with lock-in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2011, the Bank’s largest nonresidential real estate loan was $3.9 million. Nonresidential real estate loans in the amount of $2.2 million, or 0.9% of total loans, were included in non-performing assets at December 31, 2011. This number represented five loans, three of which are in foreclosure or other legal proceedings and the remaining two of which are restructured debt.

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

Land Loans. At December 31, 2011, approximately $19.1 million, or 7.3% of the Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans, i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2011, the Bank’s largest land loan, a development loan secured by residential building lots in Clark and Floyd Counties Indiana, totaled $2.1 million. Non-performing land loans in the amount of $3.1 million were included in total non-performing assets as of December 31, 2011, representing 1.2% of total loans. All of these loans, four in total, were residential development loans, in Clark County, Indiana. All were connected to a single borrower.

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

Commercial Loans. At December 31, 2011, $17.3 million, or 6.6% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2011, approximately $15.6 million, or 90.1%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2011, the largest commercial loan was $1.7 million, representing a large agricultural operation. As of the same date, commercial loans totaling $297,000, or 0.1% of total loans, were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $3.8 million at December 31, 2011, or 1.5% of the Bank’s total loan portfolio. The Bank originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals, although demand for these types of loans has steadily decreased over the past few years. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2011, $2.9 million of the Bank’s $3.8 million consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank offers only direct automobile loans that provide the loan directly to a consumer.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2011, consumer loans amounting to $21,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans.

The Bank underwrites fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2011, the Bank serviced $96.3 million in loans sold to the FHLMC.

The Bank focuses its loan origination activities primarily on Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. At December 31, 2011, the Bank held loans totaling approximately $60.3 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s nine full-service offices.

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

The Bank occasionally purchases and sells participations in commercial loans, nonresidential real estate and multi-family loans to or from other financial institutions. At December 31, 2011, the Bank held no participation loans in its loan portfolio.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Loans Disbursed:
Construction loans	8,034	5,474	3,943
Residential real estate loans	$44,982	$50,772	$73,315
Multi-family loans	6,391	5,891	2,149
Nonresidential real estate loans	15,009	10,165	7,071
Land loans	11,959	14,123	11,996
Commercial loans	15,230	14,274	27,733
Consumer and other loans	3,205	3,443	3,178
Total loans disbursed	104,810	104,142	129,385
Reductions:
Sales	23,971	25,185	45,498
Principal loan repayments and other (1)	93,191	90,100	92,600
Total reductions	117,162	115,285	138,098
Net increase (decrease)	$(12,352)	$(11,143)	$(8,713)
         _____________
(1)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans, net charges to the allowance for loan losses, and restructured debt.

Origination and Other Fees. The Bank realizes income from loan origination fees, loan servicing fees, late charges, checking account service charges and fees for other miscellaneous services. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

NON-PERFORMING AND PROBLEM ASSETS

Mortgage loans are reviewed by the Bank on a regular basis and are placed on a nonaccrual status when management determines that the collectibility of the interest is less than probable or collection of any amount of principal is in doubt. Generally, when loans are placed on nonaccrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received. The Bank delivers delinquency notices with respect to all mortgage loans contractually past due 10 days. When loans are 16 days in default, personal contact is made with the borrower to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

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

Non-performing Assets. At December 31, 2011, $9.9 million, or 2.4% of consolidated total assets, were non-performing loans compared to $10.4 million, or 2.7% of consolidated total assets, at December 31, 2010. The balance of non-performing assets was real estate owned (REO), comprised of real estate taken during forclosure proceedings, held at December 31, 2011, in the amount of $2.5 million, as compared to $400,000 at December 31, 2010. Troubled debt restructured that is non-performing at the time of restructuring is required to be inclued as a non-performing asset until certain requirements for payment and borrower viability are met. Non-performing assets are also discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following table sets forth the amounts and categories of the Bank’s non-performing assets (non-performing loans, non-performing troubled debt restructured, and foreclosed real estate) and troubled debt restructurings for the last three years. It is the policy of the Bank that all earned but uncollected interest on all past due loans is reviewed monthly to determine what portion of it should be classified as uncollectible for loans past due in excess of 90 days. Uncollectible interest is written off monthly.

	At December 31
	2011	2010	2009
	(In thousands)
Non-performing assets:
Non-performing loans	$9,863	$10,381	$7,199
Troubled debt restructured	6,939	6,747	1,651
Total non-performing loans and troubled debt restructured	16,802	17,128	8,850
Foreclosed real estate	2,487	400	253
Total non-performing assets	$19,289	$17,528	$9,103
Total non-performing loans to net loans	3.90%	3.91%	2.60%
Total non-performing loans, including troubled debt restructured, to net loans	6.64%	6.45%	3.20%
Total non-performing assets to total assets	4.74%	4.53%	2.30%

At December 31, 2011, the Bank held loans delinquent from 30 to 89 days totaling $2.7 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2011, 2010, and 2009 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2011				At December 31, 2010				At December 31, 2009
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

Construction loans	1	$335	—	$—	—	$—	1	$165	2	$288	1	$224
Residential real estate loans	20	1,198	36	2,946	14	971	27	2,304	14	724	17	1,892
Multi-family loans	—	—	—	—	—	—	2	910	—	—	1	225
Nonresidential real estate loans	4	1,054	6	1,831	—	—	10	4,673	4	1,767	7	2,163
Land loans	1	8	4	3,080	2	372	3	1,749	1	33	5	2,236
Commercial loans	2	41	3	297	3	542	2	265	7	161	5	450
Consumer loans	7	44	1	3	6	37	5	315	17	70	6	9
Total	35	$2,680	50	$8,157	25	$1,922	50	$10,381	45	$3,043	42	$7,199
Delinquent loans to net loans				4.28%				4.63%				3.70%

Classified Assets. Federal regulations and the Bank’s Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities of lesser quality as “special mention,” “substandard,” “doubtful,” or “loss” assets. An asset is treated as a “special mention” when the assets are currently protected but have credit weaknesses that warrant a higher degree of attention from management. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC, which can order the establishment of additional general or specific loss allowances.

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulation. Not all of the Bank’s classified assets constitute non-performing assets, although the balances of non-performing loans as a percent of total classified is higher than in prior years. Historically, management has been conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. Whereas classified loans for the Bank historically have been a conservative list of loans warranting scrutiny, in 2010 and 2011 the classified list has become weighted heavily by loans and relationships in the lengthy process of foreclosure. The mating of the conservative approach in monitoring problem loans and loans lingering due to foreclosure has created a larger than historical balance of classified assets. As a result, the Bank remains somewhat higher than peer on balances of loans classified.

The classification of assets listing is evaluated monthly by a committee comprised of lending personnel, the Bank Chief Executive Officer, the Chief Financial Officer, Loan Review personnel, the Collection Officer, and the Bank’s Internal Auditor. The list encompasses entire relationships, rather than single problem loans, and removal of loans from the list is only approved by the committee upon demonstrated performance by the borrower.

At December 31, 2011, the Bank’s classified assets, were as follows:

At December 31, 2011
(In thousands)
Substandard assets	$22,325
Doubtful assets	51
Loss assets	0
Total classified assets	$22,376

Regulatory definition requires that total classified assets include classified loans, which at December 31, 2011 included $18.7 million as substandard and $51,000 as doubtful, other real estate owned as a result of foreclosure or other legal proceedings of $2.5 million, also considered substandard, and two below-investment grade corporate securities, considered substandard, totaling $1.1 million. Detail of classified loans by loan segment is provided in Footnote 4 to the Consolidated Financial Statements presented later in this Report on Form 10-K.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2011. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio. At December 31, 2011 the allowance for loan losses included $1.4 million in specific reserves for loan losses, as compared to $1.2 million in specific reserves at December 31, 2010.

During the fourth quarter of 2009, in compliance with regulatory guidance and in reaction to the economic factors at work, management reviewed and revised the methodology for evaluating the adequacy of its allowance for loan and lease losses. Management made the following changes to the methodology:

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

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2011. Additional detail about loan loss experience is presented in Footnote 4 to the Consolidated Financial Statements presented in this Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$3,806	$2,611	$2,364	$2,208	$2,176
Charge-offs:
Real estate loans	(2,520)	(1,690)	(2,453)	(782)	(270)
Consumer	(102)	(130)	(169)	(183)	(183)
Commercial loans	-	(405)	(141)	(83)	(213)
Total charge-offs	(2,622)	(2,225)	(2,763)	(1,048)	(666)
Recoveries	48	775	127	124	136
Net charge-offs	(2,574)	(1,450)	(2,636)	(924)	(530)
Provision for losses on loans	2,771	2,645	2,883	1,080	562
Balance end of period	$4,003	$3,806	$2,611	$2,364	$2,208
Allowance for loan losses as a percent of total loans outstanding	1.56%	1.41%	.94%	.82%	.83%
Ratio of net charge-offs to average loans outstanding before net items	.98%	.53%	.94%	.32%	.20%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated. Decreases seen in the “unallocated” category reflect more precise allocation of loan types and concentrations within the revised methodology.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at end of period applicable to:
Residential real estate	$2,074	52.8%	$919	51.5%	$898	52.8%	$602	55.7%	$743	57.8%
Nonresidential real estate and land	1,815	39.1	2,608	40.8	1,570	39.4	967	36.6	748	33.5
Commercial loans	70	6.6	157	6.1	46	6.1	158	6.0	144	6.4
Consumer loans	44	1.5	122	1.6	31	1.7	77	1.7	57	2.3
Unallocated	-	-	-	-	66	-	560	-	515	-
Total	$4,003	100.0%	$3,806	100.0%	$2,611	100.0%	$2,364	100.0%	$2,208	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2011, total investments in the portfolio, as defined above and including mortgage-backed securities, had a combined carrying value of approximately $104.7 million, or 25.7%, of the consolidated total assets.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries. All Company investments are available for sale, but the intent of the Company is to hold investments to maturity. Liquidity is met through a combination of deposit growth, borrowing from the Federal Home Loan Bank of Indianapolis, and if needed, sale of investments held at the Bank level. Securities held through the Nevada subsidiaries are held primarily for investment purposes. Securities held at the Bank level are held primarily for liquidity purposes. In 2010, liquidity needs were met primarily through deposit growth and the same held true for 2011. Sales of investments over the last 18 months have been made primarily to take advantage of gain positions on short-term investments, especially those expected to be called in the near future, while funds from maturing investments were reinvested primarily into high quality mortage-backed securities and long term municipals.

The portfolio increased by $29.5 million from December 31, 2010 to the same date in 2011, as $15.4 million in U.S. government and agency securities, most at yields of less than 2%, were purchased at the Bank level, and high quality mortgage-backed securities and municipal securities, of $5.8 million each, were purchased at the Nevada subsidiary level, to serve as income-producing investments going forward. The remaining increase was due to the purchase of four high quality corporate investments at the Nevada subsidiary level, totaling $2.5 million. The carrying value of the two trust preferred investments held by the Company, considered to be of higher risk than most investments, improved from $936,000 as of December 31, 2010 to $1.1 million as of December 31, 2011. The net unrealized gain on the portfolio was $2.8 million at December 31, 2011 and $695,000 at December 31, 2010.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio, excluding mortgage-backed investments, at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$37,107	$37,917	$22,139	$22,528	$30,164	$30,397
Municipal securities	27,076	28,715	22,516	22,855	20,243	20,665
Corporate	4,115	3,360	1,768	936	1,777	848
Total available for sale	68,298	69,992	46,423	46,319	52,184	51,910
FHLB stock	4,226	4,226	4,496	4,496	4,850	4,850
Total investments	$72,524	$74,218	$50,919	$50,815	$57,034	$56,760

The following table sets forth the amount of investment securities (excluding FHLB stock and mortgage-backed investments) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011.

	Amount at December 31, 2011 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$2,004	2.07%	$23,120	1.95%	$11,983	1.69%	$—	—%
Municipal securities	687	5.36	1,343	5.81	9,705	5.68	15,340	6.37
Corporate	—	—	1,895	2.32	459	2.41	1,762	1.38

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

At December 31, 2011, the Bank had mortgage-backed securities with a carrying value of approximately $34.7 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government agency securities	$17,952	$18,529	$13,266	$13,674	$14,869	$15,436
Collateralized mortgage obligations	15,613	16,168	14,847	15,238	11,813	12,215
Total mortgage-backed securities	$33,565	$34,697	$28,113	$28,912	$26,682	$27,651

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2011.

	Amount at December 31, 2011 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)

Mortgage-backed securities available for sale	$—	—%	$12,863	3.72%	$5,089	2.45%	$—	—%
Collateralized mortgage obligations	2,741	5.25	12,872	3.4	—	—	—	—

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)

Beginning balance	$28,113	$26,682	$18,376
Purchases	17,550	9,220	12,696
Sales proceeds	(5,947)	(1,702)	—
Repayments	(6,138)	(6,072)	(4,404)
Gain on sales	148	92	—
Premium and discount amortization, net	(161)	(107)	14
Ending balance	$33,565	$28,113	$26,682

SOURCES OF FUNDS

General. Deposits have traditionally been the Bank’s primary source of funds for use in lending and investment activities. In addition to deposits, the Bank derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets, and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions, and levels of competition. Borrowings from the FHLB of Indianapolis and other sources of wholesale funding may be used in the short term to compensate for reductions in deposits or deposit inflows at less than projected levels.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. During 2011, transactional deposits, and primarily NOW and MMDA deposits, increased significantly from $170.2 million at December 31, 2010 to $185.1 million at December 31, 2011, an increase of $14.9 million, or 8.74%. The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. As customers continued to pursue more stable deposit products during 2011, certificate of deposit balances increased $4.0 million, or 3.45%, from the balance of $116.1 million as of December 31, 2010 to $120.1 million at December 31, 2011. As certificates of deposit repriced and new certificates were added, the lower interest rates for these items caused a significant decline in the cost of deposits. As a result, cost of deposits at December 31, 2011 was 1.28% as compared to 1.58% at December 31, 2010, a drop of 30 basis points, period to period. This change resulted in a weighted average rate for deposits of 1.05% at December 31, 2011, a decline of 24 basis points from the 1.29% at December 31, 2010.

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2011 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2011	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Noninterest bearing accounts	$100	$24,468	8.02%	0.00%
Savings accounts	50	45,003	14.74	0.44
MMDA	2,500	31,044	10.17	0.54
NOW accounts	1,000	84,614	27.72	0.64
Total withdrawable		185,129	60.65	0.49
Certificates (original terms):
I.R.A.	2,500	10,175	3.33	2.15
3 months	2,500	22	0.01	0.30
6 months	2,500	511	0.17	0.55
9 months	2,500	89	0.03	0.68
12 months	2,500	7,189	2.36	1.16
15 months	2,500	24,609	8.06	1.16
18 months	2,500	1,679	0.55	1.18
24 months	2,500	5,172	1.69	1.55
30 months	2,500	529	0.17	1.81
36 months	2,500	4,981	1.63	2.15
41 months	2,500	1,475	0.48	4.24
48 months	2,500	6,008	1.97	3.22
60 months	2,500	8,842	2.90	3.04
Jumbo certificates	2,500	48,816	15.99	1.95
Total certificates		120,097	39.35	1.90
Total deposits		$305,226	100.00%	1.05%

The following table sets forth, by various interest rate categories, the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2011	2010	2009
	(In thousands)
0.00 to 1.00%	$17,348	$5,263	$3,414
1.01 to 2.00%	59,773	65,565	32,401
2.01 to 3.00%	30,160	24,049	38,316
3.01 to 4.00%	3,752	6,361	13,010
4.01 to 5.00%	8,161	13,389	19,349
5.01 to 6.00%	903	1,461	2,443
Total	$120,097	$116,088	$108,933

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2011. Matured certificates, which have not been renewed as of December 31, 2011, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2011 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 1.00%	$12,836	$4,374	$32	$106
1.01 to 2.00%	45,872	8,986	2,420	2,495
2.01 to 3.00%	2,418	4,807	7,123	15,812
3.01 to 4.00%	506	700	2,108	438
4.01 to 5.00%	7,074	1,087	—	—
5.01 to 6.00%	903	—	—	—
Total	$69,609	$19,954	$11,683	$18,851

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011.

At December 31, 2011
Maturity Period	(In thousands)
Three months or less	$14,343
Greater than 3 months through 6 months	3,490
Greater than 6 months through 12 months	10,408
Over 12 months	20,575
Total	$48,816

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity
	Balance at December 31, 2011	% of Deposits	Increase (Decrease) from 2010	Balance at December 31, 2010	% of Deposits	Increase (Decrease) from 2009	Balance at December 31, 2009	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$24,468	8.02%	$988	$23,480	8.20%	$2,055	$23,448	8.48%
Savings accounts	45,003	14.74	(7,202)	52,205	18.23	6,676	66,747	24.13
MMDA	31,044	10.17	(9,631)	40,675	14.21	4,761	19,620	7.09
NOW accounts	84,614	27.72	30,725	53,889	18.82	3,051	57,838	20.91
Total withdrawable	185,129	60.65	14,882	170,249	59.46	16,543	167,653	60.62
Certificates (original terms):
I.R.A.	10,175	3.33	1,297	8,878	3.10	1,034	8,149	2.95
3 months	22	0.01	(20)	42	0.01	124	154	.06
6 months	511	0.17	(208)	719	0.25	(3,159)	1,619	.59
9 months	89	0.03	-	89	0.03	(1,840)	778	.28
12 months	7,189	2.36	50	7,139	2.49	(3,736)	8,544	3.09
15 months	24,609	8.06	2,280	22,329	7.80	9,849	22,623	8.18
18 months	1,679	0.55	141	1,538	0.54	29	1,530	.55
24 months	5,172	1.69	263	4,909	1.71	1,287	6,036	2.18
30 months	529	0.17	(37	566	0.20	(164)	503	.18
36 months	4,981	1.63	(1,507)	6,488	2.27	1,343	4,613	1.67
41 months	1,475	0.48	(1,149)	2,624	0.92	(86)	3,087	1.12
48 months	6,008	1.97	225	5,783	2.02	305	2,792	1.01
60 months	8,842	2.90	3,981	4,861	1.70	(70)	3,662	1.32
Jumbo certificates	48,816	15.99	(1,307)	50,123	17.50	7,350	44,843	16.21
Total certificates	120,097	39.35	4,009	116,088	40.54	12,266	108,933	39.38
Total deposits	$305,226	100.00%	$18,889	$286,337	100.00%	$28,809	$276,586	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. The Bank had $58.0 million in FHLB advances at December 31, 2011, identical in amount to the balances held at the same point in 2010. The average rates paid on those borrowings, however, decreased 29 basis points across the period, from 3.84% as of December 31, 2010 to 3.55% as of December 31, 2011, as the Company restructured $10.0 million in advances, taking advantage of lower borrowing costs to lock in advances over a range of terms, and repaid and replaced an additional $5.0 million. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

The following table presents certain information relating to the Company’s borrowings at or for the years ended December 31, 2011, 2010 and 2009.

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$65,217	$65,217	$86,217
Average balance outstanding for period	64,884	71,717	90,467
Maximum amount outstanding at any month-end during the period	65,217	81,217	96,217
Weighted average interest rate during the period	3.64%	4.40%	4.65%
Weighted average interest rate at end of period	3.57%	3.80%	4.47%

SERVICE CORPORATION SUBSIDIARIES

Regulations have permitted federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OCC at least 30 days advance written notice. The FDIC may, after consultation with the OCC, prohibit specified activities if it determines such activities pose a serious threat to the Deposit Insurance Fund. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

The Bank’s wholly owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. During 2005, the Bank established in Nevada three new subsidiaries, including RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC, to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiaries increased from $1.7 million for the year ended December 31, 2010 to $1.9 million for the same period in 2011, an increase of 11.8%.

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

EMPLOYEES

As of December 31, 2011, the Bank employed 84 persons on a full-time basis and 12 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

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

REGULATION AND SUPERVISION
GENERAL

As a federally-chartered, FDIC-insured savings association, the Bank is subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and the FDIC. Prior to July 21, 2011, the OCC’s role with respect to federal savings associations was performed by the Office of Thrift Supervision (the “OTS”). For example, the Bank must obtain OCC approval before it may engage in certain activities and must file reports with the OCC regarding its activities and financial condition. The OCC will periodically examine the Bank’s books and records and, in conjunction with the FDIC in certain situations, it has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. A savings association must pay a semi-annual assessment to the OCC based upon a marginal assessment rate that decreases as the asset size of the savings association increases. The assessment rate that applies to a savings association depends upon the institution’s size and condition. During the twelve months ended December 31, 2011, the Bank expensed $105,000 for actual OTS assessments and estimated OCC assessments.

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

When the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) transferred to the OCC all functions and all rulemaking authority of the OTS relating to federal savings associations, it also transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Holding Company and all of its subsidiaries other than the Bank are now supervised by the Federal Reserve. The Federal Reserve will also regulate loans to insiders, transactions with affiliates, and tying arrangements. The OCC and the Federal Reserve have already published some regulations that will apply to the entities that they are to regulate for the first time, but otherwise, OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Holding Company are subject are to remain in effect until they are suspended.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

As the holding company for the Bank, the Holding Company is regulated as a “non-diversified savings and loan holding company” within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”), and is currently subject to regulatory oversight by the Federal Reserve following elimination of the supervisory authority of the OTS in July 2011. As such, the Holding Company is registered with the Federal Reserve and is thereby subject to Federal Reserve regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Federal Reserve, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company’s stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Federal Reserve.

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

If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the Qualified Thrift Lender (“QTL”) test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, a multiple savings and loan holding company may not, either directly or acting through a subsidiary that is not a savings association, conduct, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Federal Reserve by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Federal Reserve before a multiple savings and loan holding company may engage in such activities.

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

Notwithstanding the above rules as to permissible business activities of savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See Item 1 - Business - Regulation - Qualified Thrift Lender. In addition, under the Dodd-Frank Act, a savings association that fails the QTL test will be prohibited from paying dividends, except for dividends that are permissible for national banks, are necessary to meet obligations of the company that controls the savings association, and are specifically approved by the OCC and the Federal Reserve. Such failure to satisfy the QTL test may also result in enforcement actions. At December 31, 2011, the Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2011, the Bank’s investment in stock of the FHLB of Indianapolis was $4.2 million. For the fiscal year ended December 31, 2011, the FHLB of Indianapolis paid approximately $111,000 in cash dividends to the Bank. Annualized, this income would have a rate of 2.56%. The rate paid during the period ended December 31, 2011 was higher than the 1.90% paid for the period ended December 31, 2010, primarily due to improvement over the financial difficulties seen in the financial industry, and in the FHLB of Indianapolis specifically, in the last few years.

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

At December 31, 2011 the Bank had $58.0 million in such borrowings, with an additional $44.0 million available, previously approved by the Board of Directors.

Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

FEDERAL RESERVE SYSTEM

The Federal Reserve requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The effect of these reserve requirements is to increase the Bank’s cost of funds. At December 31, 2011, the Bank was in compliance with its reserve requirements.

INSURANCE OF DEPOSITS

Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 3.05 basis points for each $100 of insured deposits. For the first two quarters of 2011, the Bank paid assessments at the rate of 3.82 basis points for each $100 of insured deposits, and for the last two quarters, paid at the rate of 2.25 basis points for each $100 of average consolidated assets less average tangible equity.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2011, the FICO assessment rate ranged between .68 and 1.02 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2012, the FICO assessment rate is .66 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $397,000 during the year ended December 31, 2011. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The prepayment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $1.9 million in premiums on December 30, 2009, $1.6 million of which constituted prepaid premiums. As of December 31, 2011 $843,000 in prepaid premiums were unused and carried in the financial statements of the Company.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. The new FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.

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

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The Bank’s assessment rate reflected in its invoices for the September and December 2011 quarters was 2.25 basis points for each $100 of average consolidated assets less average tangible equity.

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

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

SAVINGS ASSOCIATION REGULATORY CAPITAL

Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain “core capital” of at least 3% of total assets. Core capital is generally defined as common shareholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less non-qualifying intangibles. The OCC requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and no less than 4% for all other savings associations.

Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets.

Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a nonaccrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

At December 31, 2011, the Bank was in compliance with all capital requirements imposed by law. If an association is not in compliance with the capital requirements, the OCC is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers’ compensation. In addition, the OCC and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

HOLDING COMPANY REGULATORY CAPITAL

Effective as of the transfer of regulatory responsibilities from the OTS to the OCC and the Federal Reserve, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies. These capital requirements must be counter-cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries.

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

Under the Dodd-Frank Act, the Holding Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Holding Company might not otherwise do so. This source of financial strength doctrine has long applied to bank holding companies. For this purpose, “source of financial strength” means the Holding Company’s ability to provide financial assistance to the Bank, in the form of capital, liquidity, or other support, in the event of the Bank’s financial distress.

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2011, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

DIVIDEND LIMITATIONS

The OCC, as the successor regulator to the OTS, also restricts the amount of “capital distributions” that may be made by savings associations. The applicable regulation defines a capital distribution as a distribution of cash or other property to a savings association’s owners, made on account of their ownership. This definition includes a savings association’s payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate’s acquisition of those shares or interests. The regulation does not apply to dividends consisting only of a savings association’s shares or rights to purchase such shares.

The regulation requires a savings association to file an application for approval of a proposed capital distribution with the OCC if the association is not eligible for expedited treatment under the OCC’s application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years (the “retained net income standard”). A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OCC prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OCC or the FDIC.

The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution is not required to file an application, and: (1) the savings association will not be at least as well capitalized (as defined under the OCC prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association’s common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association’s capital under the OCC capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that the Bank file a notice with the Federal Reserve (with a copy to the OCC) 30 days before making any capital distributions to the Holding Company. During 2011, the Bank paid $2.0 million in dividends to the Holding Company. No dividends to the Holding Company were paid during 2010.

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

The Holding Company’s declaration of dividends is subject to Indiana law, which generally prohibits the payment of dividends to amounts that will not affect the ability of the Holding Company, after the dividend has been distributed, to pay its debts in the ordinary course of business. Moreover, such dividends may not exceed the difference between the Holding Company’s total assets and total liabilities plus preferential amounts payable to shareholders with rights superior to those of the holders of common stock. In addition, the Federal Reserve may prohibit the Holding Company’s payment of dividends if it concludes such payment would raise safety and soundness concerns at either the Bank or the Holding Company.

LIMITATIONS ON RATES PAID FOR DEPOSITS

Regulations promulgated by the FDIC pursuant to FDICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution’s normal market area. Under these regulations, “well-capitalized” depository institutions may accept, renew, or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the corrective action provisions of FDICIA. Management does not believe that these regulations will have a materially adverse effect on the Bank’s current operations.

LIQUIDITY

The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Nevertheless, savings associations remain subject to the Interagency Policy Statement on Funding and Liquidity Risk Management emphasizing supervisory expectations for sound liquidity risk management.

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

LOANS TO ONE BORROWER

Under OCC regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OCC authorizes the association to use this expanded lending authority. At December 31, 2011, all of the Bank’s loans were within the current legal lending limit of $6.1 million. While the current economic conditions can quickly change lending relationships, at this time management does not believe that the loans-to-one-borrower limits will have a significant impact on the Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2011, the Bank was in compliance with its QTL requirement, with approximately 78.0% of its portfolio assets invested in QTIs.

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

The OCC administers regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in §7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Code”) or the asset composition test of §7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

CONSUMER FINANCIAL PROTECTION BUREAU

The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association or national bank charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of such a bank.

MORTGAGE REFORM AND ANTI-PREDATORY LENDING

Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain prepayment penalties and require creditors offering a consumer a mortgage loan with a prepayment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

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

COMMUNITY REINVESTMENT ACT MATTERS

Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 (“CRA”) be disclosed. The disclosure includes both a four-unit descriptive rating (specifically, outstanding, satisfactory, needs to improve, and substantial noncompliance) and a written evaluation of an institution’s performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers. The OCC has designated the Bank’s record of meeting community credit needs as satisfactory.

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

USA PATRIOT ACT OF 2001

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by

President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. Management does not believe that these laws will have a significant impact on the Bank’s business operations or earnings.

RECENT LEGISLATIVE DEVELOPMENTS

In response to unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorized the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program (“CPP”). The CPP allows financial institutions, like the Holding Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. The Holding Company decided not to participate in the TARP CPP.

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

Before and after EESA, ARRA, and the Dodd-Frank Act, there have been numerous actions by the Federal Reserve, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts. Those measures include, among others, homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, emergency action against short selling practices; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It remains unclear at this time what further legislative and regulatory measures will be implemented that could affect the Company.

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

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2011.

Description and Address	Owned or Leased	Year Opened	Total Deposits (in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana:
Downtown Office:
233 East Main Street	Owned	1952	$54,901	$319	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	-	221	420
Hilltop Location:
430 Clifty Drive	Owned	1983	156,074	2,515	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,526	11	517

Location in Hanover, Indiana:
10 Medical Plaza Drive	Owned	1995	13,293	408	1,344

Location in Charlestown, Indiana:
1025 Highway 62	Leased/Land	2002	7,468	516	1,500

Location in Sellersburg, Indiana:
Highway 311	Owned	2005	30,520	2,491	13,000

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	10,872	441	3,000

Location in Carrollton, Kentucky:
1501 Highland Avenue	Leased	2003	3,635	201	1,656

Location in New Albany, Indiana
2675 Charlestown Road	Owned	2010	20,937	542	6,000

In addition to the assets owned by the Bank, Madison First Services, a subsidiary of the Bank, owns two pieces of land, one in Madison, Indiana and the second in Charlestown, Indiana, both held for future expansion of the Company. Total book value of this land at December 31, 2011 was $426,000.

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $435,000 at December 31, 2011.

The Bank operates 14 automated teller machines (“ATMs”), one at each office location (the main office has two), one at Hanover College, in Hanover, Indiana, one in the Big Lots parking lot in Madison, one at the Clark County Jail in Jeffersonville, Indiana, and one at Butler Mall in Carrolton, Kentucky. The Bank’s ATMs participate in the Passport® network.

The Bank performs its own data processing and reporting services.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 4.5.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank
Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Vickie L. Grimes	Treasurer	Vice President of Finance
Anthony D. Brandon		Executive Vice President
Mark A. Goley		Vice President of Lending
William H. Hensler		Vice President – Wealth Management
John Muessel		Vice President – Trust Officer
Robert E. Kleehamer		Sr. Vice President – Business Development

Matthew P. Forrester (age 55) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as Senior Vice President, Treasurer and Chief Financial Officer for Home Loan Bank and its holding company, Home Bancorp, in Fort Wayne, Indiana. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions. Mr. Forrester also serves as a Director of the Federal Home Loan Bank of Indianapolis.

Lonnie D. Collins (age 63) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Vickie L. Grimes (age 56) has served as Vice President - Finance since May of 2007. Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 40) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

Mark A. Goley (age 56) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

William H. Hensler (age 48) has served as Vice President – Wealth Management since June of 2006. Prior to joining the Bank he served as a financial consultant with Hilliard Lyons.

John Muessel (age 59) has served as Vice President – Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

Robert E. Kleehamer (age 69) has served as Senior Vice President – Business Development since October 2009 and was named an executive officer of the Holding Company in April 2010. From June 2008 to October 2009, he served as Vice President for the Bank in the same position. Prior to joining the Bank, he was Area President for First Harrison Bank, and President and organizing director of Hometown National Bank, a de novo bank opened in March of 1997, later sold to First Harrison Bank.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

There were 1,514,472 common shares of River Valley Bancorp outstanding at February 24, 2011, held of record by approximately 306 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2010. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2011
December 31	$15.50	$15.44	$0.21
September 30	16.02	16.02	0.21
June 30	16.25	16.25	0.21
March 31	15.55	14.30	0.21
2010
December 31	$16.00	$13.49	$0.21
September 30	15.80	13.34	0.21
June 30	15.70	13.12	0.21
March 31	14.88	12.42	0.21

The high and low sale prices for the Holding Company’s common shares between December 31, 2011 and February 24, 2012, were $15.75 and $14.60, respectively.

Under OCC regulations applicable to converted savings associations, River Valley Financial is not permitted to pay a cash dividend on its common shares if the regulatory capital of River Valley Financial would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of River Valley Financial, in the event of a complete liquidation, to those members of River Valley Financial before its conversion from mutual to stock form who continue to maintain a savings account at River Valley Financial) or applicable regulatory capital requirements prescribed by the OCC.

Regulations of the OCC impose limitations on the payment of dividends and other capital distributions by savings associations. Because the Bank is a subsidiary of a savings and loan holding company, it is required to file a notice with the Federal Reserve (with a copy to the OCC) 30 days before making any capital distributions to the Holding Company. It may also have to file an application for approval of a proposed capital distribution with the OCC if the Bank is not eligible for expedited treatment under the OCC’s application processing rules, or if the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net earnings for that year to date plus the Bank’s retained net earnings for the preceding two years. The Bank must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the Bank would not be adequately capitalized under the OCC prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the Bank and the OCC or the FDIC. The FDIC also has authority under current law to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the Bank’s financial condition.

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

Generally, there is no Federal Reserve regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Federal Reserve that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. Indiana law, however, would prohibit the Holding Company from paying a dividend, if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company’s total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

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

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no shares repurchased during the three-month period ending December 31, 2011.

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

Selected Consolidated Financial Information and Other Data

	At December 31,
	2011	2010	2009	2008	2007
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$406,643	$386,609	$396,162	$372,344	$350,061
Loans receivable - net	253,096	265,448	276,591	285,304	258,628
Cash and cash equivalents	18,714	16,788	13,387	10,033	8,137
Investment securities	104,689	75,231	79,561	52,284	58,999
Deposits	305,226	286,337	276,586	247,777	219,682
FHLB advances and other borrowings	65,217	65,217	86,217	97,217	102,217
Stockholders’ equity	32,957	31,468	30,715	24,540	25,677

	Year Ended December 31,
	2011	2010	2009	2008	2007
Summary of consolidated income data:	(In thousands, except share data)

Total interest income	$17,712	$18,634	$19,187	$20,335	$20,558
Total interest expense	5,823	7,301	9,322	10,876	12,334
Net interest income	11,889	11,333	9,865	9,459	8,224
Provision for losses on loans	2,771	2,645	2,883	1,080	562
Net interest income after provision for losses on loans	9,118	8,688	6,982	8,379	7,662
Other income	3,008	3,902	4,168	3,212	2,992
General, administrative and other expense	10,251	9,718	9,304	8,383	7,675

Income before income tax expense	1,875	2,872	1,846	3,208	2,979
Income tax expense	103	552	150	713	770
Net income	1,772	2,320	1,696	2,495	2,209

Preferred stock dividends	362	363	26	—	—
Net income available to common shareholders	$1,410	$1,957	$1,670	$2,495	$2,209

Basic earnings per share	$0.93	$1.30	$1.10	$1.54	$1.36
Diluted earnings per share	$0.93	$1.29	$1.09	$1.53	$1.34

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected financial ratios and other data:
Interest rate spread during period	3.02%	2.83%	2.43%	2.51%	2.25%
Net yield on interest-earning assets (1)	3.19	3.05	2.68	2.81	2.56
Return on assets (2)	.45	.59	.44	.69	.64
Return on equity (3)	5.41	7.23	6.48	9.71	8.92
Equity to assets (4)	8.10	8.14	7.75	6.59	7.21
Average interest-earning assets to average interest-bearing liabilities	111.21	111.13	109.48	109.08	108.11
Non-performing assets to total assets (4)	4.74	4.53	2.30	.35	.57
Allowance for loan losses to total loans outstanding (4)	1.56	1.41	.94	.82	.83
Allowance for loan losses to non-performing loans (4) (6)	40.59	36.66	36.27	226.22	120.99
Net charge-offs to average total loans outstanding	.98	.53	.94	.32	.21
General, administrative and other expense to average assets (5)	2.59	2.47	2.39	2.34	2.23
Dividend payout ratio	90.32	65.12	77.06	54.90	60.45
Number of full service offices (4)	9	9	8	8	7
        _________________________
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, the Holding Company was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2011, and results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

In addition to the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company, its directors or its officers, primarily with respect to future events and the future financial performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties. The Company’s operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include, but are not limited to, changes in the economy and interest rates in the nation and River Valley Financial’s general market area; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and government intervention in the financial services industry. The forward-looking statements contained herein include those with respect to the effect future changes in interest rates may have on financial condition and results of operations, and management’s opinion as to the effect on the Company’s consolidated financial position and results of operations of recent accounting pronouncements not yet in effect.

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

Further adverse effects on the U.S. banking and financial industries as well as on the broader U.S. and global economies could have an adverse effect on the Company and its business.

The level of turmoil in the financial services industry continues to present unusual risks and challenges for the Company, as described below:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for several years. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. The actual impact that measures undertaken to alleviate the credit crisis will have on the financial markets is unknown. The failure of such measures to help stabilize the financial markets, and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us and no assurance whether or to what extent we will be able to benefit from such programs.

In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Also, as described in Part I, Item 1 – Regulation, the Dodd-Frank Act will cause widespread changes, already eliminating the OTS and making the OCC the primary regulator of the Bank and the Federal Reserve the primary regulator of the Holding Company as of July 21, 2011. At this time, we cannot determine the specific impact this legislation will have on the Holding Company or the Bank.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. Further increases in premium assessments are also possible and would increase the Company’s expenses. Effective with the June 2011 reporting period, the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions. As a result of these changes, the Company experienced a decrease in premiums. However, increased assessment rates and special assessments could have a material impact on the Company’s results of operations.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2011. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights.

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

The Company’s primary market area for lending is comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

Other-Than-Temporary Impairment

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), in

ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of review of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Company’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the year ended December 31, 2011.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2011, mortgage servicing rights had a carrying value of $641,000, which included a $26,000 valuation allowance for impairment on certain pools of servicing rights as of that date.

Discussion of Changes in Financial Condition from December 31, 2010 to December 31, 2011

At December 31, 2011, the Company’s consolidated assets totaled $406.6 million, an increase of $20.0 million, or 5.2%, from the December 31, 2010 total. The increase was primarily due to an increase in investment securities available for sale funded by a $18.9 million increase in deposits, period to period, and a $12.3 million decrease in loan receivables. Funds made available by these changes in deposit and loan levels were placed in investment securities available for sale, primarily U.S. government agency securities and to a lesser extent municipal securities and government-sponsored-enterprise (GSE) residential mortgage-backed securities. Investment securities available for sale of the Company increased $29.5 million, or 39.2%, for the period, from $75.2 million at December 31, 2010 to $104.7 million as of December 31, 2011. A portion of the increase in investment securities available for sale came from the mark-to-market changes with a net change of $2.1 million as the unrealized gain on the Company’s portfolio increased from $695,000 at December 31, 2010 to $2.8 million at December 31, 2011. The decrease in net loans, excluding loans held for sale, over the period, from $265.4 million at December 31, 2010 to $253.1 million at December 31, 2011, was reflective of the difficult lending environment which continued to affect loan production and of the equally difficult economy, as $4.8 million of real estate collateral for non-performing loans was foreclosed upon and transferred to real estate owned and held for sale (REO). Real estate owned as a result of foreclosure at December 31, 2011 totaled $2.5 million as compared to $400,000 at the same point in 2010, an increase of $2.1 million, period to period. Foreclosed real estate converted to REO during the period included a professional office building in New Albany, Indiana, a car wash in Charlestown, Indiana, an apartment complex in Scottsburg, Indiana, a condominium complex in New Albany, Indiana, a funeral home in Madison, Indiana, several building lots, and a few lesser residential properties. The Company closely monitored the values of these properties and additional charge downs were taken as necessary based on current fair value information such as appraisal data and pending sales offers. During the twelve-month period ended December 31, 2011, the Company reduced income by $613,000 for these charge downs. Write down of real estate owned as a result of foreclosure is reported as a reduction of Other Income.

Liquidity for the Company continued to be strong, with the balances in cash and cash equivalents at $18.7 million as of December 31, 2011, as compared to balances of $16.8 million as of December 31, 2010. Amounts borrowed by the Company remained constant period to period at $65.2 million, with advances from the Federal Home Loan Bank representing the largest portion of those balances at $58.0 million at both dates. The Federal Home Loan Bank (FHLB) is the Company’s primary source of wholesale funding. The average rates paid on those borrowings, however, decreased 29 basis points across the period, from 3.84% as of December 31, 2010 to 3.55% as of December 31, 2011, as the Company restructured $10.0 million in advances, taking advantage of lower borrowing costs to lock in advances over a range of terms, and repaid and replaced an additional $5.0 million. The drop in average rates, December 2010 to December 2011, resulted in a $791,000, or 25.1%, decrease in the cost of borrowing period to period. Borrowing costs of $2.4 million for the twelve months ended December 31, 2011 compared to $3.2 million for the same period in 2010.

Other significant changes during the period included $270,000 received from the FHLB for a repurchase of FHLB stock and a decrease in the prepaid FDIC assessment of $360,000 over the period.

The difficult lending environment continued to challenge loan production for the Company. Total loans, net of the allowance for loan losses, decreased $12.3 million, or 4.6%, from $265.4 million at December 31, 2010 to $253.1 million at December 31, 2011. The decrease was primarily attributable to $4.8 million in non-performing loans removed from the portfolio into real estate held for sale, $2.6 million in loans charged off, net of recoveries, and sales of conventional mortgages into the secondary market. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the twelve months ended December 31, 2011 were $24.0 million, including $1.1 million originated for sale at December 31, 2010 and sold in January 2011. These sales compare very closely to the $26.1 million in sales for the twelve months ended December 31, 2010. Sales into the secondary market are an important source of non-interest income for the Company.

The Company’s consolidated allowance for loan losses totaled $4.0 million at December 31, 2011, as compared to $3.8 million at December 31, 2010. Provision expense of $2.8 million for the period was offset by net charge-offs of $2.6 million. This compared to provision expense for the same period in 2010 of $2.6 million and net charge-offs of $1.5 million. Net charge-offs for the twelve-month period ended December 31, 2011 were primarily comprised of properties that have labored through the foreclosure process, most for as long as two to three years. For example, $604,000 was charged off for a variety of residential properties, including a $200,000 loan charged off due to bankruptcy. $1,056,000 was charged off for nonresidential and commercial real estate properties, including loans previously provisioned by specific reserve allocations and loans relating to a relationship with a local funeral home business. Finally, $819,000 was charged off for land loans, primarily the culmination of foreclosure proceedings with two development relationships in the south-central Indiana area. Funding for the allowance represented 1.56% of total loans as of December 31, 2011 as compared to 1.41% as of December 31, 2010.

Delinquency 30 or more days past due as of December 31, 2011 was $10.8 million, or 4.3% of total loans, as compared to $12.3 million, or 4.6%, at December 31, 2010. The 2011 decrease was due primarily to loan foreclosures that resulted in the real estate held for sale discussed above. On a positive note, delinquencies in general for the twelve months ended December 31, 2011 were constant over the period, as compared to the dramatic increases seen in the prior two years.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of December 31, 2011 were $9.9 million, compared to $10.4 million at December 31, 2010. Non-performing loans as a percent of net loans were 3.90% and 3.91%, respectively, for those periods. The total of non-performing loans and loans performing under a troubled debt restructuring agreement as of December 31, 2011 totaled $16.8 million, or 6.64% of net loans. This compares to $17.1 million and 6.45% of net loans at the same date in 2010. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured.

As a significant part of its management of delinquent loans, the Bank continued to focus on the analysis of problem loans and adjustments of those loans to fair value through the establishment of specific reserves for potential losses. As of December 31, 2011, the Bank had $1.4 million in specific reserve allocations for potential losses. This compares to $1.2 million at the same point in 2010. The general reserve for loan losses was $2.6 million at both December 31, 2011 and 2010. As a percent of loans outstanding on these dates, the general reserve was 1.00% of total loans as of December 31, 2011 and 0.96% as of the same date in 2010.

While there was limited growth within certain loan types during 2011, in aggregate the loan portfolio shrunk and there was limited additional risk to the overall allowance due to growth. Any risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and in increasing requirements for amount and type of collateral securing the debt. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2011, those trends had improved locally, regionally, and nationally, with unemployment rates lower on average from the 2009 and 2010 rates. The expense for the provision for loan losses increased slightly from the 2010 amount of $2.6 million, to $2.8 million in 2011, an increase of 4.8%, primarily the result of management anticipating and recording higher charge-offs in 2011.

Although management believes that its allowance for loan losses at December 31, 2011 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $305.2 million at December 31, 2011, an increase of $18.9 million, or 6.6%, from total deposits of $286.3 million at December 31, 2010. During the twelve-month period, noninterest-bearing transactional deposit accounts increased slightly by 4.3%, while interest-bearing accounts increased 6.8%, or $17.9 million. The increases were primarily seen in the Company’s NOW accounts, which increased by $30.7 million from $53.9 million at December 31, 2010 to $84.6 million at December 31, 2011. A significant portion of the change in NOW account balances came from movement out of Money Market Demand (MMDA) accounts, savings accounts and certificate of deposit accounts, with MMDA accounts decreasing $9.6 million, or 23.7%, over the twelve-month period and savings accounts decreasing $7.2 million, or 13.8%. Despite movement of funds from the certificate of deposit accounts during the period, as of December 31, 2011 certificate accounts in total had increased a slight $4.0 million, or 3.4% from $116.1 million at December 31, 2010 to $120.1 million at the same point in 2011. In the current rate environment borrowers appeared to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

As loan balances, and loan demand decreased and deposit levels continued to increase, the challenge to the Company was to place excess funds in earning assets, while maintaining the flexibility to meet interest rate risk challenges and provide sufficient, accessible liquidity for the Company. During the twelve months ended December 31, 2011, the Company met this challenge by purchasing investments specific to those purposes.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries, and all are available for sale. The investment portfolio in total increased by 39.2% from $75.2 million as of December 31, 2010 to $104.7 million as of December 31, 2011, a dollar increase of $29.5 million, as the Company increased investments at the Bank level by $16.5 million, primarily in liquid agency investments, and by $13.0 million in investments held at the Nevada subsidiary level, primarily in income-earning mortgage-backed and municipal investments. For the period, agency investments increased a total of $15.4 million, from $22.5 million at December 31, 2010 to $37.9 million at the same point in 2011. Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities increased over the period by $5.8 million, or 20.0%. Municipal investments increased by the same dollar amount, representing a percentage increase period to period of 25.6%, from $22.9 million at December 31 2010 to $28.7 million at December 31, 2011. $2.5 million in corporate investments were purchased at the Nevada subsidiary level during the twelve-month period, rounding out the overall increase in investment levels, period to period. Yields on investments declined from 3.44% in 2010 to 3.08% in 2011, reflective of the economy in general. The unrealized gain on investments increased significantly from $695,000 at December 31, 2010 to $2.8 million at the same point in 2011, again reflective of the economy in general.

The Company evaluates all investments for other than temporary impairment quarterly. 2011 brought continued scrutiny of the Company’s investments, and in particular of asset quality and changes in the fair values of the individual investments. The Company’s securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. The Company’s portfolio is comprised of the following types of investments.

Agency investments, which includes AAA-rated Federal Home Loan Mortgage Corp. (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average tax equivalent yield of 1.87%, were at a net unrealized gain position at December 31, 2011. No agency investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $37.9 million represents 36.2% of the total investment portfolio. Agency investments are primarily held at the Bank level, for liquidity purposes.

Collateralized Mortgage Obligations, which includes governmentally guaranteed FNMA, FHLMC, and Government National Mortgage Association (GNMA) REMICs, at an average tax equivalent yield of 3.72%, were at a net unrealized gain position at December 31, 2011. No collateralized mortgage obligation investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $16.2 million represents 15.5% of the total investment portfolio.

Government-sponsored enterprise (GSE) residential mortgage-backed securities, which includes governmentally guaranteed FNMA, GNMA, and FHLMC Gold pools, at an average tax equivalent yield of 3.36%, were at a net unrealized gain position at December 31, 2011. No mortgage-backed investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $18.5 million represents 17.6% of the total investment portfolio.

Municipal securities from a variety of sources, with an average tax equivalent yield of 5.98%, were at a net unrealized gain position at December 31, 2011. The portfolio is comprised of both general obligation (GO) bonds and revenue bonds. The total carrying value of $28.7 million represents 27.4% of the total investment portfolio. At December 31, 2011, two investments, totaling $773,000, had been at an unrealized loss for 12 consecutive months or more. However, because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Corporate investments, comprised of five “A2” or higher rated corporate stocks (Moody’s rated) and two inactively traded trust preferred issues, with a total average tax equivalent yield of 1.93%, were at a net unrealized loss position at December 31, 2011. Both trust preferred investments were at an unrealized loss for 12 consecutive months or more. The corporate stocks were purchased in the third quarter of 2011 and were at a continuous loss position for the remainder of 2011. Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011. These investments, with total carrying value of $3.3 million, represent 3.2% of the total investment portfolio. Both issues of trust preferred securities represent some potential risk to the Company simply by virtue of their attributes. They are discussed individually below.

The ALESCO 9A class A2A (ALESCO 9A) investment and the Preferred Term Security XXVII, LTD class A-1 (PRETSL XXVII) investment are both thinly traded. Both issues are backed by financial institutions and insurance companies, and the current pricing reflects inactivity in the markets for trust preferred issues. As the national economic woes have continued some of the underlying financial institutions have defaulted on or deferred interest payments. Some curing of these defaults have ocurred as conditions improve. While these defaults/deferrals may negatively affect the lower tranches of the issues, the Bank holds the top tranche of PRETSL XXVII and the second highest tranche of ALESCO 9A. The collateralization levels on these issues are still more than adequate for the Bank to be protected. Both cash flow and other analysis, performed by independent third party analysts, and reviewed by management, indicate that it is more than likely that these investments will continue to maturity, and are thus only temporarily impaired. Cash flow analysis indicates that full payment of the tranches held by the Bank is expected by maturity, if not before.

In November 2007, the Company purchased $1.0 million face value of ALESCO 9A trust preferred stock at a price of $88.81 ($888,100). At December 31, 2011, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $488,000 and at an amortized cost on that date of $900,000. The net unrealized loss on this investment at December 31, 2011 was $412,000. These figures as of December 31, 2010 were: market value of $366,000, amortized cost of $896,000, and net unrealized loss of $530,000, indicating improvement period to period. 2010 levels were all improvements over 2009, indicating a trend of improvement in the investment. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A2A, the projected cash flows as of December 31, 2011, which indicate that the Company will receive all contractual payments on or before maturity, and the current collateral position of the tranche, 125.61%, which while below the trigger collateralization of 146.20%, still reflects sufficient coverage for the tranche. The interest coverage ratio is 277.5%, on a trigger amount of 125.00%, indicating strong coverage for interest payments to the “A” tranche. Because the Company does not intend to sell this investment and because it is not “more likely than not” that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

In February 2008, the Company purchased $1.0 million face value of PRETSL XXVII trust preferred stock at a price of $90.00 ($900,000). At December 31, 2011, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $603,000 and at an amortized cost on that date of $862,000. The net unrealized loss on this investment at December 31, 2011 was $259,000. These figures as of December 31, 2010 were: market value of $570,000, amortized cost of $872,000, and net unrealized loss of $302,000, indicating improvement period to period. The investment has received quarterly paydowns of principal for the entire period the

Company has held the investment. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A-1, the current collateral position of the tranche, 145.54%, and the projected cash flows as of December 31, 2011, which indicate that the Company will receive all contractual payments on or before maturity. Because the Company does not intend to sell this investment and because it is not “more likely than not” that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

Other liabilities totaled $2.8 million at December 31, 2011, a decrease of $260,000 from the December 31, 2010 balance of $3.1 million, primarily due to changes in escrowed balances and deferred tax liabilities.

Stockholders’ equity totaled $33.0 million at December 31, 2011, an increase of $1.5 million, or 4.8%, from the $31.5 million at December 31, 2010. The increase was primarily due to the change in unrealized gains on available-for-sale securities, at a gain position of $1.8 million at December 31, 2011, as compared to $443,000 at December 31, 2010, and year-to-date earnings of $1.8 million. During the twelve months ending December 31, 2011, $55,000 was used to purchase 3,500 shares of Company stock, in satisfaction of two awards under one of the corporate employee benefit plans, and the Company paid dividends totaling $1.6 million to preferred and common shareholders. Dividends to common shareholders for the twelve-month period were $.84 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2011, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

General

River Valley’s net income for the year ended December 31, 2011, totaled $1.8 million, a decrease of $548,000, or 23.6%, from net income of $2.3 million reported for the same period in 2010. The change in income period to period was comprised of a variety of changes that occurred over the period. Total interest income decreased $922,000, or 4.95%, from $18.6 million for the twelve months ended December 31, 2010 to $17.7 million for the same period in 2011, as yields and average balances on interest-earning assets dropped. Offsetting the decrease in interest income was a more dramatic decrease in interest expense, with interest expense for the twelve months ended December 31, 2011 decreasing $1.5 million, or 20.2%, from $7.3 million for the twelve-month period in 2010 to $5.8 million for the same period in 2011, as deposit and borrowing average costs of funds dropped from 2.18% for the twelve-month period ended December 31, 2010 to 1.74% for the same period in 2011. These changes continued to benefit the Company during the year, with net interest income of $11.9 million as compared to $11.3 million at the same point in 2010, an increase of $556,000, or 4.9%. This slight increase, however, was insufficient to offset the increase in the combination of the provision expense, year to year, of $2.8 million for the twelve months ended December 31, 2011, as compared to $2.6 million for the same period a year before, and the more signficant reduction in noninterest income that came from write down of real estate owned as a result of foreclosure, of $613,000 for the twelve-month period ended December 31, 2011, as compared to $75,000 for the same period in 2010. Other significant factors affecting net income for the twelve-month period ended December 31, 2011 were increases in salaries and benefits, as professional personnel were added, and in professional fees associated with acquisition activities of the Company.

With the decrease in pre-tax income, income tax expense decreased, with the effective tax rate for 2010 of 19.2% decreasing to 5.5% for 2011. Income from municipal investments held at the Company’s Nevada subsidiaries and increases in the cash surrender value of Bank-owned life insurance continue to contribute to the effective tax rate as the percentage of non-taxable income to total income remains elevated.

Net Interest Income

Total interest income for the year ended December 31, 2011, was $17.7 million, a decrease of $992,000, or 4.95%, from the 2010 total of $18.6 million. The average balance of interest-earning assets outstanding year-to-year increased only slightly, by $1.0 million, or 0.2%, as loan receivables decreased, interest-earning deposits remained strong, and available-for-sale investment balances increased.

The average balance of loans receivable for the twelve-month period ended December 31, 2011 decreased 3.9%, or $10.6 million, over the same period in 2010. With a modest change in yields, 5.79% for the twelve months ended December 31, 2011 as compared to 5.63% for the same period in 2010, interest income from loans receivable decreased 6.6%, to $14.8 million for the year ending December 31, 2011, from $15.9 million for the year ending December 31, 2010.

The average balance of investments increased $12.1 million, from $77.1 million in 2010 to $89.2 million in 2011. Interest income on investment securities was almost identical for the two years, at $2.7 million, as the increase in average balances was not able to overcome the dramatic decline in yields, with the average yield for 2011 of 3.08% as compared to 3.44% in 2010. As in 2010, the Company took advantage of gain positions on some investments with gain on sale for 2011 of $312,000 comparable to $347,000 for the same period a year earlier. Investments held at the Bank level are held primarily for liquidity purposes, whereas longer termed asset-backed and municipal securities, used for investment purposes, are held at a Nevada subsidiary.

Interest-earning deposits held by the Company remained constant, period to period, with the average balance of those deposits being $15.7 million for 2011, as compared to $15.9 million for 2010, a negligible decrease. Income from interest-earning deposits increased from $32,000 for the period ended December 31, 2010 to $34,000 for the period ended December 31, 2011 as the Company continued to take advantage of slightly better rates through the Federal Reserve Bank (Fed), leaving daily balances at the Fed rather than moving them to overnight accounts elsewhere.

For the period ending December 31, 2011, total interest expense was $5.8 million, a significant drop of $1.5 million, or 20.2%, from the $7.3 million for the period ended December 31, 2010. Interest expense for the Company is comprised of interest on funds deposited with the Company and expense on borrowings by the Company.

The average of total deposits increased from $286.6 million at December 31, 2010 to $295.0 million at December 31, 2011, an increase of $8.4 million, or 2.9%. The average balance of interest-bearing deposits increased from $262.7 million at December 31, 2010 to $270.0 million at December 31, 2011, an increase of $7.3 million, or 2.8%. The average cost of interest-bearing deposits dropped from 1.58% to 1.28%, 2010 to 2011, with total interest expense on deposits for the period ending December 31, 2011 at $3.5 million, down $687,000, or 16.6%, from the $4.1 million for the period ending December 31, 2010. Over the same period, the cost of borrowings dropped from 4.40% to 3.64%, a dollar drop of $791,000, or 25.0%, as borrowings were repaid with excess funds from deposits and remaining borrowings were at a lower average cost. Total interest expense for borrowings for the period ended December 31, 2011 was $2.4 million, as compared to $3.2 million for the same period ended 2010.

In summary, during the period ending December 31, 2011, the cost of interest-bearing deposits and borrowings dropped to a greater extent than the yields on interest-earning assets, a benefit to net interest income in total. Net interest income for the period ending December 31, 2011 was $11.9 million, up $556,000, or 4.9%, from the $11.3 million for the same period ending December 31, 2010.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $2.8 million provision for losses on loans for the twelve months ended December 31, 2011, as compared to $2.6 million for the same period in 2010. The 2011 expense of $2.8 million was primarily impacted by the culmination of foreclosure activity on two large relationships, for which some reserves had been established, and reserves established for current foreclosure relationships. The Company is diligent in assessing the status of problem loans, including those in the lengthy process of foreclosure. The 2011 expense corresponds to the annual expenses for 2009, of $2.9 million, and 2010, of $2.6 million, and reflects the loss experience of the Company projected for the continuing stagnation in the economy. Delinquencies in total have remained constant as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) plus troubled debt restructured as of December 31, 2011 were $16.8 million, compared to $17.1 million at December 31, 2010. Non-performing loans and troubled debt restructured as a percent of net loans were 6.64% and 6.45%, respectively, for those periods. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured.

Of total non-performing loans, approximately $1.9 million have been past due for twelve months or more, have been reduced by partial charge-off of confirmed losses or protected by specific reserve allocations, and are in the lengthy process of work out or foreclosure. Non-performing loans of the Company average 388 days past due, emphasizing the fact that these are loans that have been moving slowly through the foreclosure process for a period of time. From time to time, the Company may be required to charge down loans that are performing loans because of collateral shortfalls identified through appraisal review or other methods. Total loans that have been reduced for confirmed loss amounts through partial charge-off or specific reserve allocations as of December 31, 2011 totaled $5.8 million, net of those reserves, with $4.3 million of that relating to loans that are performing according to the terms of their agreements. While management believes that the allowance for losses on loans is adequate at December 31, 2011, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $894,000, or 22.9%, during the twelve months ended December 31, 2011 to $3.0 million, as compared to the $3.9 million reported for the same period in 2010. The decrease was due primarily to net losses on premises, equipment and other real estate owned (REO) as the Company recorded fair value adjustments (write-downs of the value) to REO of $613,000 during the twelve months ended December 31, 2011. Net losses on premises, equipment and other real estate owned, which includes those fair value adjustments, were $750,000 for the twelve-month period ended December 31, 2011, as compared to $74,000 for the same period in 2010, a change of $676,000. Typically, the Company relies on sources of other income to supplement interest income, and offset expense increases. For the twelve months ended December 31, 2011, those other sources of income were unable to recoup the losses caused by the write down of other real estate owned. Overall, income from other sources was flat, period to period, with the following negligible activity: a slight decrease in service charges, primarily relating to overdrawn accounts, $1.9 million for the twelve months ended December 31, 2011, as compared to $2.0 million for the same period in 2010; a slight decrease in gains on the sale of available-for-sale securities, $312,000 for the twelve months ended December 31, 2011, as compared to $347,000 for the same period in 2010; and only a negligible increase in gains on the sale of loans into the secondary market, primarily to Freddie Mac, $730,000 for the twelve months ended December 31, 2011, as compared to $721,000 for the same twelve months in 2010. The trend for the sale of loans into the secondary market is expected to continue into 2012 because origination of loans for sale is expected to be minimal as underwriting continues to be tight and refinance activity weak. Income from service charges, such as that for overdraft of deposit accounts, is dependent upon consumer practices, and somewhat upon regulatory pressures to reduce such fees. Finally, income from the gain on sale of available for sale investments is dependent upon the market for such gains and management’s assessment of the wisdom of such action. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses experienced a greater change period to period, with a net increase of $533,000, or 5.5%, from December 31, 2010 to December 31, 2011. In general, increases were experienced in several financial statement lines. The most significant financial statement changes, both increases and decreases, were:

Salaries and employee benefits, a 5.9% increase period to period, from $5.0 million for the twelve months ended December 31, 2010 to $5.3 million for the same period in 2011. This reflects the addition of professional and branch personnel and increases in benefits, including health insurance increases.

Net occupancy and equipment expenses, a 7.5% increase period to period, reflective of the addition of branches added during 2010 and information technology.

Professional fees, which include legal, accounting, and other third party contracted expenses, increased $201,000, or 57.4%, from $350,000 for the twelve-month period ended December 31, 2010 to $551,000 for the same period in 2011. This increase is primarily due to legal fees associated with acquisition activity of the Bank, and regulatory mandates requiring additional third party review for financial institutions.

FDIC assessments for the twelve-month periods decreased $66,000, or 14.3%, 2010 to 2011, as the FDIC moved from a deposit-based assessment to an asset-based assessment and decreased the base rate for the Company.

Data processing fees decreased 12.5%, period to period, from $480,000 for the twelve-month period ended December 31, 2010 to $420,000 for the same period ended December 31, 2011, due to cost containment measures.

Other administrative costs, including advertising and office supply costs, decreased for the twelve months ended December 31, 2011 as compared to the same period in 2010, reflecting corporate cost containment measures.

Income Taxes

Tax expense of $103,000 was recorded for the twelve-month period ended December 31, 2011, as compared to $552,000 for the comparable period in 2010. For the 2011 period, the Company had pre-tax income of $1.9 million, as compared to $2.9 million for the 2010 period. The decrease in taxable income as a percent of total income, aided by increases in non-taxable income as a percent of total income, was responsible for the decrease in the effective tax rate. The effective tax rate was 5.5% for the twelve-month period ended December 31, 2011, as compared to 19.2% for the same period in 2010. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

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

	Year Ended December 31,
	2011			2010			2009
	Average outstanding balance	Interest earned/paid	Yield/rate	Average outstanding balance	Interest earned/ paid	Yield/rate	Average outstanding balance	Interest earned/ paid	Yield/rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$15,722	$34	0.22%	$15,948	$32	0.20%	$14,600	$17	0.12%
Other securities (1)	57,787	1,644	2.84	48,137	1,481	3.08	46,820	1,748	3.73
Mortgage-backed securities (1)	31,394	1,105	3.52	29,009	1,171	4.04	21,430	978	4.56
Loans receivable (2)	263,209	14,818	5.63	273,772	15,859	5.79	281,048	16,305	5.80
FHLB stock	4,339	111	2.56	4,791	91	1.90	4,850	139	2.87
Total interest-earning assets	372,451	17,712	4.76	371,657	18,634	5.01	368,748	19,187	5.20
Noninterest earning assets, net of allowance for loan losses	23,723			21,707			20,795
Total assets	$396,174			$393,364			$389,543
Liabilities/shareholder equity
Interest-bearing liabilities:
Savings deposits	$77,565	$507	0.65%	$97,793	$1,194	1.22%	$85,785	$1,341	1.56%
Interest-bearing demand	72.383	452	0.62	50,466	234	0.46	50,842	313	0.62
Certificates of deposit	120,084	2,499	2.08	114,473	2,717	2.37	109,469	3,459	3.16
FHLB advances and other borrowings	64,884	2,365	3.64	71,717	3,156	4.40	90,720	4,209	4.64
Total interest-bearing liabilities	334,916	5,823	1.74	334,449	7,301	2.18	336,816	9,322	2.77
Other liabilities	28,479			26,840			26,581
Total liabilities (3)	363,395			361,289			363,397
Total equity	32,779			32,075			26,146
Total liabilities and equity	$396,174			$393,364			$389,543
Net interest-earning assets	$37,535			$37,208			$31,932
Net interest income		$11,889			$11,333			$9,865
Interest rate spread (4)			3.02%			2.83%			2.43%
Net yield on weighted average interest-earning assets (5)			3.19%			3.05%			2.68%
Average interest-earning assets to average interest-bearing liabilities			111.21%			111.13%			109.48%
______________
(1)	Includes securities available for sale at amortized cost prior to fair value adjustments.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Noninterest Demand Deposit Accounts of $24,945, $23,858 and $24,332, previously reported as part of total interest-bearing liabilities.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$(9)	$31	$22	$-	$(33)	$(33)
Investment securities	372	(275)	97	364	(438)	(74)
Loans receivable, net	(602)	(439)	(1,041)	(422)	(24)	(446)
Total	(239)	(683)	(922)	(58)	(495)	(553)
Interest-bearing liabilities:
Deposits	38	(725)	(687)	379	(1,347)	(968)
FHLB advances and other borrowings	(282)	(509)	(791)	(845)	(208)	(1,053)
Total	(244)	(1,234)	(1,478)	(466)	(1,555)	(2,021)
Change in net interest income	$5	$551	$556	$408	$1,060	$1,468

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

At December 31, 2011, the Bank had commitments to originate loans totaling $11.7 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $30.5 million.

At December 31, 2011, the Bank had $1.8 million in commitments to sell loans.

OCC regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Company considers the Bank’s liquidity and capital resources sufficient to meet outstanding short- and long-term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities	$5,862	$5,202	$2,581

Cash flows from investing activities:
Purchase of securities	(47,826)	(23,277)	(51,513)
Proceeds from maturities of securities	10,533	17,224	20,638
Proceeds from sales of securities	10,201	10,655	4,736
Net loan originations	4,658	7,582	5,143
Proceeds from sale of real estate acquired through foreclosure	2,024	590	539
Other	(773)	(578)	(282)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,889	8,594	28,809
Net increase (decrease) in borrowings	—	(21,000)	(11,000)
Purchase of stock	(55)	—	—
Issuance of preferred stock	—	—	5,000
Other	(1,587)	(1,591)	(1,297)

Net increase in cash and cash equivalents	$1,926	$3,401	$3,354

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a tangible capital requirement, a core capital requirement, or leverage ratio, and a risk-based capital requirement.

The tangible capital requirement requires savings associations to maintain “tangible capital” of not less than 1.5% of the association’s adjusted total assets. Tangible capital is defined in OCC regulations as core capital minus intangible assets. “Core capital” is comprised of common shareholders’ equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OCC regulations require savings associations to maintain core capital generally equal to 4% of the association’s total assets except those associations with the highest examination rating and acceptable levels of risk.

OCC regulations require that savings associations maintain “risk-based capital” in an amount not less than 8% of “risk-weighted assets.” Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Bank includes a general loan loss allowance of $2.6 million at December 31, 2011.

The Bank exceeded all of its regulatory capital requirements at December 31, 2011. The following table summarizes the Bank’s regulatory capital requirements and regulatory capital at December 31, 2011:

	OCC Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets (1)	Amount	Amount of Excess
	(Dollars in thousands)

Tangible capital	1.50%	$6,074	9.25%	$37,449	$31,375
Core capital	4.00	16,197	9.25%	37,449	21,252
Risk-based capital	8.00	21,804	14.68%	40,015	18,211

__________________________________________________
(1)	Tangible and core capital levels are shown as a percentage of total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles, which require the Company to measure financial position and results of operations in terms of historical dollars, with the exception of investment and mortgage-backed securities available-for-sale, which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
March 16, 2012

River Valley Bancorp

Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$1,881	$2,021
Interest-bearing demand deposits	14,928	12,864
Federal funds sold	1,905	1,903
Cash and cash equivalents	18,714	16,788
Investment securities available for sale	104,689	75,231
Loans held for sale	87	1,089
Loans, net of allowance for loan losses of $4,003 and $3,806	253,096	265,448
Premises and equipment, net	8,091	7,975
Real estate, held for sale	2,487	400
Federal Home Loan Bank stock	4,226	4,496
Interest receivable	1,996	1,953
Cash value of life insurance	9,855	9,532
Goodwill	79	79
Other assets	3,323	3,618
Total assets	$406,643	$386,609

Liabilities
Deposits
Noninterest-bearing	$24,468	$23,480
Interest-bearing	280,758	262,857
Total deposits	305,226	286,337
Borrowings	65,217	65,217
Interest payable	401	485
Other liabilities	2,842	3,102
Total liabilities	373,686	355,141

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - liquidation preference $1,000 per share - no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,514,472 shares	7,523	7,546
Retained earnings	18,617	18,479
Accumulated other comprehensive income	1,817	443
Total stockholders’ equity	32,957	31,468
Total liabilities and stockholders’ equity	$406,643	$386,609

See Notes to Consolidated Financial Statements

River Valley Bancorp

Consolidated Statements of Income
Years Ended December 31, 2011 and 2010

	2011	2010
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$14,818	$15,859
Investment securities	2,749	2,652
Interest-earning deposits and other	145	123
Total interest income	17,712	18,634
Interest Expense
Deposits	3,458	4,145
Borrowings	2,365	3,156
Total interest expense	5,823	7,301
Net Interest Income	11,889	11,333
Provision for loan losses	2,771	2,645
Net Interest Income After Provision for Loan Losses	9,118	8,688
Other Income
Service fees and charges	1,935	2,026
Net realized gains on sale of available-for-sale securities	312	347
Net gains on loan sales	730	721
Interchange fee income	409	376
Increase in cash value of life insurance	323	331
Loss on premises, equipment and real estate held for sale	(750)	(74)
Other income	49	175
Total other income	3,008	3,902
Other Expenses
Salaries and employee benefits	5,309	5,012
Net occupancy and equipment expenses	1,428	1,329
Data processing fees	420	480
Advertising	403	413
Mortgage servicing rights	185	151
Office supplies	124	158
Professional fees	551	350
Federal Deposit Insurance Corporation assessment	397	463
Other expenses	1,434	1,362
Total other expenses	10,251	9,718
Income Before Income Tax	1,875	2,872
Income tax expense	103	552
Net Income	1,772	2,320
Preferred stock dividends	362	363
Net Income Available to Common Stockholders	$1,410	$1,957
Basic Earnings per Common Share	$0.93	$1.30
Diluted Earnings per Common Share	$0.93	$1.29

See Notes to Consolidated Financial Statements

River Valley Bancorp

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2011 and 2010

	2011	2010
	(In Thousands)

Net Income	$1,772	$2,320
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $864 and $140	1,578	208
Less: Reclassification adjustment for gains included in net income, net of tax expense of $108 and $129	204	218
	1,374	(10)
Comprehensive Income	$3,146	$2,310

See Notes to Consolidated Financial Statements

River Valley Bancorp

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2011 and 2010

	Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands, Except Share Amounts)

Balances, January 1, 2010		$5,000	$7,471	$17,791	$453	$30,715
Net income				2,320		2,320
Unrealized gains on securities, net of reclassification adjustment					(10)	(10)
Cash dividends ($.84 per common share)				(1,269)		(1,269)
Exercise of stock options	10,000		36			36
Stock option expense			10			10
Amortization of expense related to stock compensation plans			29			29
Cash dividends (preferred shares)				(363)		(363)
Common stock outstanding	1,514,472
Preferred stock outstanding	5,000
Balances, December 31, 2010		5,000	7,546	18,479	443	31,468

Net income				1,772		1,772
Unrealized gains on securities, net of reclassification adjustment					1,374	1,374
Cash dividends ($.84 per common share)				(1,272)		(1,272)
Stock option expense			6			6
Contribution to stock benefit plans			(55)			(55)
Amortization of expense related to stock compensation plans			26			26
Cash dividends (preferred shares)				(362)		(362)
Common stock outstanding	1,514,472
Preferred stock outstanding	5,000
Balances, December 31, 2011		$5,000	$7,523	$18,617	$1,817	$32,957

See Notes to Consolidated Financial Statements

River Valley Bancorp

Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011	2010
	(In Thousands)
Operating Activities
Net income	$1,772	$2,320
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,771	2,645
Depreciation and amortization	599	501
Deferred income tax	(226)	(127)
Investment securities gains	(312)	(347)
Loans originated for sale in the secondary market	(22,969)	(26,099)
Proceeds from sale of loans in the secondary market	24,463	25,672
Gain on sale of loans	(730)	(721)
Amortization of net loan origination cost	142	105
Loss on premises, equipment and real estate held for sale	613	-
Employee Stock Ownership Plan Compensation	26	29
Net change in
Interest receivable	(43)	258
Interest payable	(84)	(184)
Prepaid Federal Deposit Insurance Corporation assessment	360	428
Other adjustments	(520)	722
Net cash provided by operating activities	5,862	5,202

Investing Activities
Proceeds from sale of FHLB stock	270	354
Purchases of securities available for sale	(47,826)	(23,277)
Proceeds from maturities of securities available for sale	10,533	17,224
Proceeds from sales of securities available for sale	10,201	10,655
Net change in loans	4,658	7,582
Purchases of premises and equipment	(715)	(379)
Purchase of cash value life insurance	-	(1,000)
Net cash received in branch acquisition	-	582
Proceeds from sale of real estate acquired through foreclosure	2,024	590
Other investing activities	(328)	(135)
Net cash provided by (used in) investing activities	(21,183)	12,196

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	14,880	1,888
Certificates of deposit	4,009	6,706
Proceeds from borrowings	15,000	22,000
Repayment of borrowings	(15,000)	(43,000)
Cash dividends	(1,634)	(1,631)
Acquisition of stock for stock benefit plans	(55)	-
Proceeds from exercise of stock options	-	36
Advances by borrowers for taxes and insurance	47	4
Net cash provided by (used in) financing activities	17,247	(13,997)

Net Change in Cash and Cash Equivalents	1,926	3,401

Cash and Cash Equivalents, Beginning of Year	16,788	13,387

Cash and Cash Equivalents, End of Year	$18,714	$16,788

Additional Cash Flows and Supplementary Information
Interest paid	$5,907	$7,485
Income tax paid, net of refunds	388	666
Transfers to real estate held for sale	4,781	811

See Notes to Consolidated Financial Statements

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of River Valley Bancorp (Holding Company) and its wholly owned subsidiary, River Valley Financial Bank (Bank) and the Bank’s wholly owned subsidiaries, Madison 1st Service Corporation (First Service), RVFB Investments, Inc. (RVFB Investments), RVFB Holdings, Inc. (RVFB Holdings), and RVFB Portfolio, LLC (RVFB Portfolio) (collectively referred to as “Company”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services, in a single significant business segment. As a federally chartered thrift, the Bank has been subject to regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). Since the termination of the OTS in July 2011, its regulatory authority over the Bank has been transferred to the Office of the Comptroller of the Currency (OCC) and its regulatory authority over the Holding Company has been transferred to the Board of Governors of the Federal Reserve (Federal Reserve).

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in southeastern Indiana and adjacent areas in Kentucky. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

Consolidation - The consolidated financial statements include the accounts of the Holding Company and its subsidiary, the Bank. The Bank currently owns four subsidiaries. First Service, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land and cash but does not otherwise engage in significant business activities. RVFB Investments, RVFB Holdings, and RVFB Portfolio were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted of cash accounts with other financial institutions and federal funds sold.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2011, the Company’s cash accounts exceeded federally insured limits by approximately $16.6 million. Included in this amount is approximately $13.2 million with the Federal Reserve Bank and $1.2 million with the Federal Home Loan Bank of Indianapolis.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company’s consolidated statement of operations as of December 31, 2011, would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the years ended December 31, 2011 and 2010.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoffs, are reported at their outstanding principal balances, adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except one-to-four family residential properties and consumer, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges off one-to-four family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all loan classes, when loans are placed on nonaccrual, or charged off, interest accrued but not collected is reversed against interest income. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. In general, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. However, for impaired loans and troubled debt restructured, which is included in impaired loans, the Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years. Management believes the three-year historical loss experience methodology is appropriate in the current economic environment. Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as provision expense.

Segments of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Real estate held for sale is carried at fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Mortgage servicing rights on originated loans that have been sold are initially recorded at fair value. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage-servicing rights for a stratum exceed their fair value.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The phrase “more likely than not” means a likelihood of more than 50%; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2007.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

Reclassifications of certain amounts in the 2010 consolidated financial statements have been made to conform to the 2011 presentation.

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

At December 31, 2011, the Company held $102,400,000 in commercial real estate and land with approximately $89,200,000 of that total in loans collateralized by commercial and development real estate, primarily in the Floyd and Clark County, Indiana geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed. The accompanying financial statements have been prepared using values and information currently available to the Company.

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

Note 2: Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2011 was $2,835,000.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 3: Investment Securities

The amortized cost and approximate fair values of securities as of December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$37,107	$844	$(34)	$37,917
State and municipal	27,076	1,663	(24)	28,715
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	33,565	1,138	(6)	34,697
Corporate	4,115	-	(755)	3,360
Total investment securities	$101,863	$3,645	$(819)	$104,689

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$22,139	$452	$(63)	$22,528
State and municipal	22,516	463	(124)	22,855
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	28,113	908	(109)	28,912
Corporate	1,768	-	(832)	936
Total investment securities	$74,536	$1,823	$(1,128)	$75,231

The amortized cost and fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value

Within one year	$2,691	$2,725
One to five years	26,358	26,955
Five to ten years	22,147	22,866
After ten years	17,102	17,446
	68,298	69,992
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	33,565	34,697
Totals	$101,863	$104,689

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

No securities were pledged at December 31, 2011 or at December 31, 2010 to secure FHLB advances. Securities with a carrying value of $14,562,000 and $18,580,000 were pledged at December 31, 2011 and 2010 to secure public deposits and for other purposes as permitted or required by law.

Gross gains of $312,000 and $350,000 resulting from sales and calls of available-for-sale securities were realized during the respective periods. Gross losses of $3,000 were recognized during 2010. No losses were realized from sales and calls of available-for-sale securities during 2011. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and 2010, were $10,869,000 and $13,352,000, which is approximately 10.4% and 17.7% of the Company’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010:

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agencies	$4,991	$(34)	$—	$—	$4,991	$(34)
State and municipal	733	(20)	773	(4)	1,506	(24)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	1,012	(6)	—	—	1,012	(6)
Corporate	2,270	(84)	1,090	(671)	3,360	(755)
Total temporarily impaired securities	$9,006	$(144)	$1,863	$(675)	$10,869	$(819)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agencies	$3,952	$(63)	$—	$—	$3,952	$(63)
State and municipal	2,752	(70)	724	(54)	3,476	(124)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	4,988	(109)	—	—	4,988	(109)
Corporate	—	—	936	(832)	936	(832)
Total temporarily impaired securities	$11,692	$(242)	$1,660	$(886)	$13,352	$(1,128)

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Federal Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

State and Municipal

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Company’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Corporate Securities

The unrealized losses on the Company’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Company. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at December 31, 2011 of $412,000 and $259,000, respectively. At December 31, 2010, the unrealized losses on these two investments were $530,000 and $302,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Company. The Company has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, the collateral coverage position of the tranches, limited number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.73% of the book value of the Company’s investment portfolio and approximately 1.04% of market value. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Company expects to receive all contractual cash flows related to these investments. Based upon these factors, the Company has determined these securities are not other-than-temporarily impaired at December 31, 2011.

In August 2011, the Company purchased five corporate floating rate bonds, $2,342,000 in total, rated A+, AA+, A and A- by Standard & Poor’s. All are uncapped and tied to 3 month LIBOR. These investments had unrealized losses at December 31, 2011 of $84,000, due primarily to interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 4: Loans and Allowance

The Company’s loan and allowance polices are discussed in Note 1 above.

The following table presents the breakdown of loans as of December 31, 2011 and December 31, 2010.

	December 31, 2011	December 31, 2010

Residential real estate
Construction	$8,308	$6,975
One-to-four family residential	111,198	117,616
Multi-family residential	18,582	14,997
Nonresidential real estate and agricultural land	83,284	89,607
Land (not used for agricultural purposes)	19,081	21,016
Commercial	17,349	16,413
Consumer and other	3,840	4,533
	261,642	271,157
Unamortized deferred loan costs	481	485
Undisbursed loans in process	(5,024)	(2,388)
Allowance for loan losses	(4,003)	(3,806)
Total loans	$253,096	$265,448

The risk characteristics of each loan portfolio class are as follows:

Construction

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest-rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

One-to-Four Family Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are usually owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. This segment also includes residential loans secured by non-owner-occupied one-to-four family residences. Management tracks the level of owner-occupied residential loans versus non-owner-occupied loans as a portion of our recent loss history relates to these loans. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Nonresidential (including agricultural land), Land, and Multi-family Residential Real Estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Nonresidential and multi-family residential real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Nonresidential and multi-family residential real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s nonresidential and multi-family real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates these loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied real estate loans versus non-owner-occupied loans.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2011 and December 31, 2010, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of December 31, 2011 and December 31, 2010.

	Residential Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
Year Ended December 31, 2011 Balances at beginning of period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(7)	1,844	(37)	243	836	(87)	(21)	2,771
Loans charged off	(5)	(604)	(36)	(1,056)	(819)	—	(102)	(2,622)
Recoveries on loans	—	—	—	3	—	—	45	48
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003

Year Ended December 31, 2010 Balances at beginning of period:	$52	$700	$63	$1,636	$83	$46	$31	$2,611
Provision for losses	(13)	278	83	1,162	893	72	170	2,645
Loans charged off	(4)	(250)	(8)	(1,428)	—	(405)	(130)	(2,225)
Recoveries on loans	—	18	—	262	—	444	51	775
Balances at end of period	$35	$746	$138	$1,632	$976	$157	$122	$3,806

	Residential Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
As of December 31, 2011 Allowance for losses:
Individually evaluated for impairment:	$—	$913	$—	$—	$519	$—	$—	$1,432
Collectively evaluated for impairment:	23	1,073	65	822	474	70	44	2,571
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003
Loans:
Individually evaluated for impairment:	$—	$6,331	$1,966	$3,705	$4,972	$271	$17	$17,262
Collectively evaluated for impairment:	8,308	104,867	16,616	79,579	14,109	17,078	3,823	244,380
Balances at end of period	$8,308	$111,198	$18,582	$83,284	$19,081	$17,349	$3,840	$261,642

As of December 31, 2010 Allowance for losses:
Individually evaluated for impairment:	$14	$200	$34	$351	$578	$37	$—	$1,214
Collectively evaluated for impairment:	21	546	104	1,281	398	120	122	2,592
Balances at end of period	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Loans:
Individually evaluated for impairment:	$278	$7,769	$910	$6,493	$6,341	$901	$—	$22,692
Collectively evaluated for impairment:	6,697	109,847	14,087	83,114	14,675	15,512	4,533	248,465
Balances at end of period	$6,975	$117,616	$14,997	$89,607	$21,016	$16,413	$4,533	$271,157

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2011 and December 31, 2010:

December 31, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction	$8,308	$8,308	$—	$—	$—
1-4 family residential	111,198	100,827	2,891	7,429	51
Multi-family residential	18,582	16,616	—	1,966	—
Nonresidential	83,284	75,966	3,441	3,877	—
Land	19,081	13,457	505	5,119	—
Commercial	17,349	16,685	329	335	—
Consumer	3,840	3,796	22	22	—
Total loans	$261,642	$235,655	$7,188	$18,748	$51

December 31, 2010	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction	$6,975	$6,681	$16	$278	$—
1-4 family residential	117,616	107,010	5,256	5,224	126
Multi-family residential	14,997	14,087	—	334	576
Nonresidential	89,607	81,624	1,471	6,512	—
Land	21,016	14,199	2,845	3,972	—
Commercial	16,413	15,290	230	893	—
Consumer	4,533	4,188	25	320	—
Total loans	$271,157	$243,079	$9,843	$17,533	$702

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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
•
The collateral position has deteriorated to a point where there is a possibility the Company may sustain some loss. This may be due to the financial condition, improper documentation, or to a reduction in the value of the collateral.

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2011 and December 31, 2010:

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing

Construction	$335	$—	$—	$335	$7,973	$8,308	$—
1-4 family residential	1,172	26	2,946	4,144	107,054	111,198	—
Multi-family residential	—	—	—	—	18,582	18,582	—
Nonresidential	949	105	1,831	2,885	80,399	83,284	—
Land	8	—	3,080	3,088	15,993	19,081	—
Commercial	41	—	297	338	17,011	17,349	—
Consumer	44	—	3	47	3,793	3,840	—
	$2,549	$131	$8,157	$10,837	$250,805	$261,642	$—

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing

Construction	$—	$—	$165	$165	$6,810	$6,975	$—
1-4 family residential	132	839	2,304	3,275	114,341	117,616	—
Multi-family residential	—	—	910	910	14,087	14,997	—
Nonresidential	—	—	4,673	4,673	84,934	89,607	—
Land	—	372	1,749	2,121	18,895	21,016	—
Commercial	542	—	265	807	15,606	16,413	—
Consumer	37	—	315	352	4,181	4,533	—
	$711	$1,211	$10,381	$12,303	$258,854	$271,157	$—

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents the Company’s nonaccrual loans as of December 31, 2011, which includes both nonperforming troubled debt restructured and loans delinquent 90 days or more. At December 31, 2010, the Company had nonaccruing loans totaling $10,381,000 which equaled loans delinquent 90 days or more.

December 31, 2011
Residential real estate
Construction	$—
One-to-four family residential	4,304
Multi-family residential	—
Nonresidential real estate and agricultural land	2,161
Land (not used for agricultural purposes)	3,080
Commercial	297
Consumer and other	21
Total nonaccrual loans	$9,863

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
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information pertaining to the principal balances and specific reserve allocations for impaired loans, as well as the average balances of and interest recognized on impaired loans, as December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$—	$—	$—	$159	$1
1-4 family residential	3,064	3,249	—	2,722	153
Multi-family residential	1,966	1,966	—	2,052	77
Nonresidential	3,705	4,469	—	4,324	143
Land	2,329	2,329	—	3,635	44
Commercial	271	300	—	476	15
Consumer	17	17	—	9	-
	$11,352	$12,330	$-	$13,377	$433

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$—	$—	$—	—	$—
1-4 family residential	3,267	3,267	913	3,232	58
Multi-family residential	—	—	—	—	—
Nonresidential	—	—	—	—	—
Land	2,643	2,643	519	2,436	42
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$5,910	$5,910	$1,432	$5,668	$100

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$—	$—	$—	$159	$1
1-4 family residential	6,331	6,516	913	5,954	211
Multi-family residential	1,966	1,966	—	2,052	77
Nonresidential	3,705	4,469	—	4,324	143
Land	4,972	4,972	519	6,071	86
Commercial	271	300	—	476	15
Consumer	17	17	—	9	—
	$17,262	$18,240	$1,432	$19,045	$533

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information pertaining to the principal balances and specific reserve allocations for impaired loans, as well as the average balances of and interest recognized on impaired loans, as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction	$113	$113	$—	$260	$9
1-4 family residential	5,834	6,011	—	2,602	67
Multi-family residential	334	334	—	875	16
Nonresidential	5,106	6,405	—	6,125	141
Land	2,856	3,366	—	1,609	51
Commercial	381	410	—	713	32
Consumer	—	—	—	—	—
	$14,624	$16,639	$—	$12,184	$316

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction	$165	$165	$14	165	$1
1-4 family residential	1,935	1,935	200	1,866	43
Multi-family residential	576	576	34	230	—
Nonresidential	1,387	1,387	351	792	—
Land	3,485	3,485	578	1,779	8
Commercial	520	520	37	520	34
Consumer	—	—	—	—	—
	$8,068	$8,068	$1,214	$5,352	$86

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$278	$278	$14	$425	$10
1-4 family residential	7,769	7,946	200	4,468	110
Multi-family residential	910	910	34	1,105	16
Nonresidential	6,493	7,792	351	6,917	141
Land	6,341	6,851	578	3,388	59
Commercial	901	930	37	1,233	66
Consumer	—	—	—	—	—
	$22,692	$24,707	$1,214	$17,536	$402

For 2010 and 2011, interest income recognized on a cash basis included above was immaterial.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Troubled Debt Restructurings

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectibility of the loan. Any loans that are modified, whether through a new agreement replacing the old or via changes to an existing loan agreement, are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred. A troubled debt restructuring occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. As a result of this reassessment, the Company did not identify as troubled debt restructurings any additional receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

Nonaccrual loans, including TDRs that have not met the six month minimum performance criterion, are reported in this report as non-performing loans. For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. A loan is generally classified as nonaccrual when the Company believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $3,029,000 at December 31, 2011. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $6,939,000 at December 31, 2011. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents information regarding troubled debt restructurings by class as of December 31, 2011 and new troubled debt restructuring for the year ended December 31, 2011.

	At December 31, 2011		For the Year Ended 12/31/2011
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Residential Real Estate
Construction	—	$—	—	$—	$—	$—
One-to-four family residential	10	3,551	4	1,358	1,364	1,363
Multi-family residential	1	1,966	1	1,966	1,735	1,987
Nonresidential real estate and agricultural land	5	2,405	2	1,285	1,408	1,285
Land not agricultural	1	1,971	—		—	—
Commercial	2	58	1	23	46	46
Consumer	1	17	1	17	18	19
	20	$9,968	9	$4,649	$4,571	$4,699

Of the loans restructured during the year ended December 31, 2011, four loans, totaling $1,042,000, were refinanced after bankruptcy or foreclosure based on reaffirmation of the note or a deficiency note. All four were made at market rate or above and are listed as troubled debt due to the borrower’s inability to cash flow. Two loans were refinanced at slightly below market rates, with taxes and insurance escrowed, one of which consolidated 28 individual loans and provided superior collateral coverage to the Company. These two loans totaled $2.9 million. One loan, totaling $329,000, was restructured for a longer term, at or above market rate, to enable the borrower to recover and is listed as troubled debt due to the borrower’s inability to cash flow. This loan was escrowed for taxes and insurance. Finally, two loans, one for an individual as a result of a signed forbearance agreement and the second for an investment property, were refinanced at a below market rate for twelve months to provide an opportunity for the borrowers to sell the properties or recover. The total of these loans was $357,000.

Financial impact of these restructurings was immaterial to the financials of the Company at December 31, 2011.

Three loans totaling $1.3 million, identified and reported as TDR during the year ended December 31, 2011, were considered in default during the period. The Company defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

Note 5: Premises and Equipment

	2011	2010

Land	$1,919	$1,649
Buildings	6,752	6,724
Leasehold improvements	715	715
Equipment	4,777	4,358
Construction in progress	12	14
Total cost	14,175	13,460
Accumulated depreciation and amortization	(6,084)	(5,485)
Net	$8,091	$7,975

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 6: Deposits

	2011	2010

Demand deposits	$140,126	$118,044
Savings deposits	45,003	52,205
Certificates and other time deposits of $100,000 or more	48,816	50,123
Other certificates and time deposits	71,281	65,965
Total deposits	$305,226	$286,337

Certificates and other time deposits maturing in
2012	$69,609
2013	19,954
2014	11,683
2015	5,697
2016	13,063
Thereafter	91
Total	$120,097

Note 7: Borrowings

	2011	2010

Federal Home Loan Bank advances	$58,000	$58,000
Subordinated debentures	7,217	7,217
Total borrowings	$65,217	$65,217

Maturities by year for advances at December 31, 2011 are $3,000,000 in 2012, $6,750,000 in 2013, $12,750,000 in 2014, $12,750,000 in 2015, $19,750,000 in 2016 and $3,000,000 in 2017 and thereafter. The weighted-average interest rate at December 31, 2011 and 2010 was 3.55% and 3.84%, respectively.

The Federal Home Loan Bank advances are secured by loans totaling $167,028,000 at December 31, 2011. As of December 31, 2011, no securities were pledged for advances. Advances are subject to restrictions or penalties in the event of prepayment.

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
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 8: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others were $96.3 million and $94.4 million at December 31, 2011 and 2010, respectively. Mortgage servicing rights are included in other assets in the balance sheet. The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method, along with the aggregate activity in related valuation allowances:

	2011	2010

Mortgage servicing rights
Balances, January 1	$638	$543
Servicing rights capitalized	238	234
Amortization of servicing rights	(209)	(139)
Balance at end of year	667	638

Valuation allowances
Balance at beginning of year	50	38
Additions	—	12
Reductions	(24)	—
Balances at end of year	26	50
Mortgage servicing assets, net	$641	$588

Fair value disclosures
Fair value as of the beginning of the period	$834	$825
Fair value as of the end of the period	848	834

At December 31, 2011 and 2010, a valuation allowance was necessary to adjust the cost basis of certain pools of the mortgage servicing rights asset to fair value.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 9: Income Tax

	2011	2010
Income tax expense (benefit)
Currently payable
Federal	$357	$639
State	(28)	40
Deferred
Federal	(212)	(119)
State	(14)	(8)
Total income tax expense	$103	$552
Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 34%	$638	$976
Effect of state income taxes	(28)	21
Tax exempt interest	(345)	(282)
Cash value of life insurance	(110)	(112)
Other	(52)	(51)
Actual tax expense	$103	$552
Effective tax rate	5.5%	19.2%

The cumulative net deferred tax asset (liability) is included in the balance sheets in other assets and other liabilities, respectively. The components of the asset (liability) are as follows:

	2011	2010
Assets
Allowance for loan losses	$1,523	$1,448
Deferred compensation	412	387
Purchase accounting adjustments	29	30
Pension and employee benefits	-	19
Non-accrual interest	60	43
Real estate held for sale	120	5
AMT	112	-
Other	20	9
Total assets	2,276	1,941
Liabilities
Depreciation and amortization	(849)	(794)
Loan fees	(183)	(185)
Mortgage servicing rights	(244)	(224)
Federal Home Loan Bank stock dividends	(87)	(92)
Prepaid expenses	(157)	(180)
Available-for-sale securities	(1,008)	(253)
Pension and employee benefits	(55)	(253)
Other	(50)	(40)
Total liabilities	(2,633)	(1,768)
	$(357)	$173

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

As of December 31, 2011, the Company had approximately $112,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2011	2010

Commitments to extend credit	$42,173	$36,852
Standby letters of credit	637	250

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

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2015 through 2029. Rental expense included in the consolidated statements of income for the years ended December 31, 2011 and 2010 was $223,000 and $229,000, respectively.

Future minimum lease payments under the leases are:

2012	$216
2013	224
2014	234
2015	198
2016	195
Thereafter	1,424
Total minimum lease payments	$2,491

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
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

Note 11: Dividend and Capital Restrictions

Without an application or prior approval of the Federal Reserve Board, but only upon giving prior notice to the Federal Reserve Board (with a copy to the OCC), current regulations allow the Bank to pay dividends to the Company not exceeding net profits (as defined) for the current year plus those for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. Also, the Bank’s Plan of Conversion from its 1996 conversion from mutual to stock form imposes additional limitations on the amount of distributions to the Company, limiting distributions to prevent the Company’s net worth from being reduced below the amount required for a liquidation account. At December 31, 2011, the stockholder’s equity of the Bank was $39,367,000, of which approximately $36,716,000 was restricted from dividend distribution to the Company.

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

Note 13: Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category from well capitalized.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total risk-based capital (to risk-weighted assets)	$40,015	14.68%	$21,804	8.00%	$27,256	10.00%
Tier 1 capital (to risk-weighted assets)	37,449	13.74	10,902	4.00	16,353	6.00
Core capital (to adjusted total assets)	37,449	9.25	16,197	4.00	20,246	5.00
Core capital (to adjusted tangible assets)	37,449	9.25	8,098	2.00	-	N/A
Tangible capital (to adjusted total assets)	37,449	9.25	6,074	1.50	-	N/A

2010
Total risk-based capital (to risk-weighted assets)	$40,007	14.92%	$21,454	8.00%	$26,818	10.00%
Tier 1 capital (to risk-weighted assets)	37,415	13.95	10,727	4.00	16,091	6.00
Core capital (to adjusted total assets)	37,415	9.70	15,434	4.00	19,292	5.00
Core capital (to adjusted tangible assets)	37,415	9.70	7,717	2.00	N/A	N/A
Tangible capital (to adjusted total assets)	37,415	9.70	5,788	1.50	N/A	N/A

Note 14: Employee Benefits

The Bank provides pension benefits for substantially all of the Bank’s employees who were employed by the Bank prior to September 1, 2005, through its participation in a pension fund known as the Pentegra Group. The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333. This plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There is no separate actuarial valuation made with respect to each participating employer. Pension expense related to this plan was $279,000 and $193,000 for the years ended December 31, 2011 and 2010. Funding status of the plan as of the beginning of the plan years for 2011 and 2010 (July 1st) was 86.47% and 89.29% respectively. The Company’s contributions for the fiscal years ending December 31, 2011 and 2010 were $476,000 and $84,000, respectively. Total contributions to the Pentegra Plan were $203,582,000 and $133,930,000 for the plan years ended June 30, 2010 and 2009, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. Prior to 2009, the Bank provided a match for employee contributions for all contributing employees with a match of 50% for the first 6% of W-2 earnings for employees hired prior to September 1, 2005 and a match of 100% for the first 6% of W-2 earnings contributed for employees hired on or after September 1, 2005. Due to economic conditions, in October of 2009 the employer match for pre-2005 employees was discontinued and the match rate for post-2005 employees was reduced to 50% of the first 6% of W-2 earnings. In 2011, this plan was again amended, with the employer match increased to 75% of the first 6% of W-2 earnings, only on post-2005 employees. The Bank’s expense for the plan was $45,000 and $21,000 for the years ended December 31, 2011 and 2010.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $80,000 and $84,000 for the years ended December 31, 2011 and 2010.

The Company has an ESOP covering substantially all employees of the Company and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2011 and 2010 was $150,000 and $100,000, respectively. At December 31, 2011 the ESOP had 148,248 allocated shares, no suspense shares and no committed-to-be released shares. At December 31, 2011 and 2010, the fair value of the 148,248 and 135,261 allocated shares held by the ESOP was $2,300,000 and $2,200,000, respectively.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 84,490 shares of the Company’s common stock in the open market and had 400 shares forfeited back into the fund. A total of 84,890 shares has all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $29,000 and $27,000 for the years ended December 31, 2011 and 2010.

Unvested RRP shares at December 31, 2011:

	Number of Shares	Grant Date Fair Value

Beginning of year	3,400	$17.82
Granted	2,500	16.1
Vested	(1,400)	18.43
End of year	4,500	$16.68

Unearned compensation at December 31, 2011 related to RRP shares is $75,000 and will be recognized over a weighted average period of 2.4 years.

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

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions related to expected volatility, expected term of the options awarded and the risk-free rate. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No grants were made in 2011 or 2010.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	32,400	$15.41	5.47
Granted	—
Exercised	—			$—
Forfeited or expired	—

Outstanding, end of year	32,400	$15.41	4.47	$37

Exercisable, end of year	26,400	$15.60	3.96	$31

There were no options exercised during the year ended December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2010 was $103,000.

As of December 31, 2011 and 2010, there was $12,000 and $19,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.75 years.

During 2011 and 2010, the Company recognized $6,000 and $10,000 of share-based compensation expense with a tax benefit of $3,000 and $4,000 related to the share-based compensation expense.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2011	$2,411
Change in composition	(178)
New loans, including renewals	505
Payments, etc., including renewals	(550)
Balances, December 31, 2011	$2,188

Deposits from related parties held by the Bank at December 31, 2011 and 2010 totaled $1,673,000 and $1,383,000, respectively.

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding.

	2011			2010
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Income available to common stockholders	$1,410	1,514,472	$0.93	$1,957	1,510,308	$1.30
Effect of dilutive RRP awards and stock options		1,974			4,131
Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,410	1,516,446	$0.93	$1,957	1,514,439	$1.29

Net income for the year ending December 31, 2011 of $1,772,000 was reduced by $362,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,410,000. Net income for the year ending December 31, 2010 of $2,320,000 was reduced by $363,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,957,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the years ending December 31, 2011 and 2010, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.

Note 18: Disclosures About Fair Value of Financial Instruments

The Company recognizes fair values in accordance with Financial Accounting Standards Codification (ASC) Topic 820. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010.

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$37,917	$—	$37,917	$—
State and municipal	28,715	—	28,715	—
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,697	—	34,697	—
Corporate	3,360	—	2,270	1,090
Total	$104,689	$—	$103,599	$1,090

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$22,528	$—	$22,528	$—
State and municipal	22,855	—	22,855	—
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	28,912	—	28,912	—
Corporate	936	—	—	936
Total	$75,231	$—	$74,295	$936

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2011 and 2010.

	2011 Available-for-Sale Securities	2010 Available-for-Sale Securities

Beginning balance	$936	$848
Total realized and unrealized gains and losses
Amortization included in net income	8	8
Unrealized gains included in other comprehensive income	161	97
Settlements including pay downs	(15)	(17)
Transfers in and/or out of Level 3		—
Ending balance	$1,090	$936
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the years ended December 31, 2011 and December 31, 2010.

At December 31, 2010, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at December 31, 2011. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred in recent months for instruments similar to the instruments held by the Company. As a result, the Company continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010.

		Fair Value Measurements Using
As of December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,611	$—	$—	$5,611
Real estate held for sale	752	—	—	752

		Fair Value Measurements Using
As of December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$8,956	$—	$—	$8,956
Real estate held for sale	400	—	—	400

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
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

Real Estate Held for Sale

Real estate held for sale is carried at the fair value less cost to sell and is periodically evaluated for impairment. Real estate held for sale recorded during the current accounting period is recorded at fair value, less cost to sell and is disclosed as a nonrecurring measurement. Real estate held for sale is classified within Level 3 of the fair value hierarchy.

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

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The estimated fair values of the Company’s financial instruments are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$18,714	$18,714	$16,788	$16,788
Investment securities available for sale	104,689	104,689	75,231	75,231
Loans, held for sale	87	87	1,089	1,110
Loans, net of allowance for losses	253,096	260,907	265,488	273,029
Stock in FHLB	4,226	4,226	4,496	4,496
Interest receivable	1,996	1,996	1,953	1,953
Mortgage servicing rights	641	848	588	834
Liabilities
Deposits	305,226	309,156	286,337	289,576
FHLB advances	58,000	62,715	58,000	61,974
Borrowings	7,217	5,831	7,217	4,725
Interest payable	401	401	485	485
Advance payments by borrowers for taxes and insurance	152	152	105	105
Off-balance sheet Assets (Liabilities)
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Note 19: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2011	2010
Assets
Cash and due from banks	$62	$453
Investment in common stock of the Bank	39,367	37,962
Investment in RVB Trust I	217	217
Dividends receivable	500	—
Other assets	350	375
Total assets	$40,496	$39,007
Liabilities
Borrowings	$7,217	$7,217
Dividends payable	318	318
Other liabilities	4	4
Total liabilities	7,539	7,539
Stockholders’ Equity	32,957	31,468
Total liabilities and stockholders’ equity	$40,496	$39,007

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Income
	2011	2010
Income
Dividends from the Bank	$2,000	$—
Other income	1	1
Total income	2,001	1
Expenses
Interest expense	253	255
Other expenses	262	232
Total expenses	515	487
Income (loss) before income tax and equity in undistributed income of subsidiary	1,486	(486)
Income tax expense (benefit)	224	215
Income (loss) before equity in undistributed income of subsidiary	1,710	(271)
Equity in undistributed income of the Bank	62	2,591
Net Income	$1,772	$2,320

Condensed Statements of Cash Flows
	2011	2010
Operating Activities
Net income	$1,772	$2,320
Items not providing cash	(2,529)	(2,506)
Net cash used in operating activities	(757)	(184)
Investing Activities
Dividends from subsidiary	2,000	—
Net cash provided by investing activities	2,000	—
Financing Activities
Proceeds from exercise of stock options	—	36
Cash dividends	(1,634)	(1,631)
Net cash used in financing activities	(1,634)	(1,595)
Net Change in Cash and Cash Equivalents	(391)	(1,779)
Cash and Cash Equivalents at Beginning of Year	453	2,232
Cash and Cash Equivalents at End of Year	$62	$453

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 20: Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Realized Gains on Securities	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2011
March	$4,540	$1,475	$3,065	$474	$126	$802	$.47	$.47
June	4,340	1,468	2,872	374	40	622	.35	.35
September	4,479	1,464	3,015	1,449	105	(207)	(.20)	(.20)
December	4,353	1,416	2,937	474	41	555	.31	.31
	$17,712	$5,823	$11,889	$2,771	$312	$1,772	$.93	$.93
2010
March	$4,683	$1,986	$2,697	$165	$34	$719	$.42	$.42
June	4,772	1,926	2,846	360	97	716	.41	.41
September	4,678	1,796	2,882	1,390	175	291	.13	.13
December	4,501	1,593	2,908	730	41	594	.32	.32
	$18,634	$7,301	$11,333	$2,645	$347	$2,320	$1.30	$1.29

Note 21: Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The application of fair value measurements are not changed as a result of this amendment. Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total

River Valley Bancorp

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

of comprehensive income. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The FASB decided on October 21, 2011 that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits-Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan,” which improves employer disclosures for multiple-employer pension plans. Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements. The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted. Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Note 22: Business Acquisition

In the second quarter of 2010, the Company acquired a commercial bank branch in New Albany, Indiana. The Company purchased premises and equipment and customer deposits. Net cash proceeds of $582,000 were received in the transaction. Goodwill recognized in the transaction was $48,000 and is expected to be fully deductible for tax purposes.

Note 23: Subsequent Event

In the fourth quarter of 2011, the Company announced that it had entered into an agreement to merge the Bank with Dupont State Bank (“Dupont”), an Indiana commercial bank and wholly owned subsidiary of Citizens Union Bancorp of Shelbyville, Inc. (“Citizens”). At the effective time of the merger, the Company will pay Citizens $6,275,000 (the “Merger Consideration”) for its shares of Dupont. The transaction is anticipated to close by the end of the second quarter of 2012, provided all conditions are satisfied and all regulatory and shareholder approvals are obtained. Some of the conditions that would entitle the Company to terminate the agreement are:

1)
if Dupont’s closing book value (net of transaction expenses or extraordinary accruals required by the agreement) is less than $7,332,000, unless there is a corresponding reduction in the Merger Consideration;

2)	if Dupont’s real estate owned exceeds $2.0 million; or

3)	if Dupont’s delinquent loans (referring to loans with principal or interest that are 30 days or more past due, nonaccruing loans and restructured and impaired loans) exceed 4% of total loans.

After the combination, the surviving entity will be called “River Valley Financial Bank” and will operate as an Indiana-chartered commercial bank.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 18, 2012 (the “2012 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2012 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2012 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Company’s Form 10-KSB filed March 30, 2004, for the year ended December 31, 2003, and a link to that filing and to a copy of the Code of Ethics is posted at our website at http://www.rvfbank.com under “About Us – Stock Price & SEC Filings.” In addition, the Company will provide a copy, without charge, upon a request directed to Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2012 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2011.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections of the 2012 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal 1 - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	32,400		$15.41		26,320
Equity compensation plans not approved by security holders	—	(2)	—	(2)	10,730	(2)
Total	32,400		$15.41		37,050
__________________________
(1)	River Valley Bancorp Stock Option Plan.
(2)
The Company maintains the River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). As of December 31, 2011, 4,500 RRP shares had been granted to management but were not yet vested. In addition, 79,990 RRP shares granted to management were fully vested, and shares were issued to management in connection therewith. The Company is authorized to make awards of up to a total of 95,220 shares.

(3)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2012 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2012 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

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

River Valley Bancorp

Date: March 16, 2012	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 16, 2012
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		)
)
/s/ Vickie L. Grimes		)	March 16, 2012
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Robert W. Anger		)	March 16, 2012
Robert W. Anger	Director	)
)
)
/s/ Matthew P. Forrester		)	March 16, 2012
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 16, 2012
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 16, 2012
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 16, 2012
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 16, 2012
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

2	(1)
Reorganization Agreement among River Valley Bancorp, River Valley Financial Bank, Citizens Union Bancorp of Shelbyville, Inc. and Dupont State Bank dated December 5, 2011 is incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on December 5, 2011

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

	(10)*	Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007
	(11)*	Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007
	(12)*	Amended and Restated Employment Agreement (John Muessel), is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 26, 2007
	(13)*	Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007
	(14)*	Form of Directors’ Deferral Plan Deferral and Distribution Election Form is incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 16, 2010
	(15)	Form of Investment Agreement for Series A Preferred Stock is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2009
	(16)	Branch Purchase and Assumption Agreement, dated March 3, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010
14		Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed on March 16, 2010
21		Subsidiaries of the Registrant
23		Consent of BKD, LLP
31	(1)	CEO Certification
	(2)	CFO Certification
32		Section 1350 Certification
101
XBRL Interactive Data Files (including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

** Users of the XBRL-related information in Exhibit 101 of this Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.