Form 10-Q
period 2012-03-31
RIVER VALLEY BANCORP
filed 2012-05-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of May 11, 2012, was 1,514,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$1,832	$1,881
Interest-bearing demand deposits	15,748	14,928
Federal funds sold	1,906	1,905
Cash and cash equivalents	19,486	18,714
Investment securities available for sale	104,670	104,689
Loans held for sale	88	87
Loans	253,647	257,099
Allowance for loan losses	(3,178)	(4,003)
Net loans	250,469	253,096
Premises and equipment, net	7,990	8,091
Real estate, held for sale	2,705	2,487
Federal Home Loan Bank stock	4,226	4,226
Interest receivable	1,796	1,996
Cash value of life insurance	9,931	9,855
Goodwill	79	79
Other assets	2,935	3,323
Total assets	$404,375	$406,643

Liabilities
Deposits
Noninterest-bearing	$28,613	$24,468
Interest-bearing	273,988	280,758
Total deposits	302,601	305,226
Borrowings	65,217	65,217
Interest payable	348	401
Other liabilities	3,079	2,842
Total liabilities	371,245	373,686

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,514,472 shares	7,524	7,523
Retained earnings	18,800	18,617
Accumulated other comprehensive income	1,806	1,817
Total stockholders’ equity	33,130	32,957
Total liabilities and stockholders’ equity	$404,375	$406,643

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Share Amounts)

Interest Income
Loans receivable	$3,625	$3,859
Investment securities	715	645
Interest-earning deposits and other	40	36
Total interest income	4,380	4,540

Interest Expense
Deposits	722	888
Borrowings	588	587
Total interest expense	1,310	1,475

Net Interest Income	3,070	3,065
Provision for loan losses	474	474
Net Interest Income After Provision for Loan Losses	2,596	2,591

Other Income
Service fees and charges	496	455
Net realized gains on sale of available-for-sale securities	134	126
Net gains on loan sales	284	160
Interchange fee income	106	97
Increase in cash value of life insurance	77	81
Loss on premises, equipment and real estate held for sale	(292)	(49)
Other income	77	45
Total other income	882	915

Other Expenses
Salaries and employee benefits	1,478	1,297
Net occupancy and equipment expenses	359	358
Data processing fees	102	110
Advertising	75	81
Mortgage servicing rights	50	43
Office supplies	32	27
Professional fees	139	118
Federal Deposit Insurance Corporation assessment	79	121
Loan related expenses	205	34
Other expenses	245	255
Total other expenses	2,764	2,444

Income Before Income Tax	714	1,062
Income tax expense	122	260

Net Income	592	802
Preferred stock dividends	90	91
Net Income Available to Common Stockholders	$502	$711

Basic earnings per common share	$.33	$.47
Diluted earnings per common share	.33	.47
Dividends per share	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Net income	$592	$802
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $33 and $267	77	517
Less: Reclassification adjustment for gains included in net income, net of tax expense of $46 and $43	88	83
	(11)	434
Comprehensive income	$581	$1,236

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Operating Activities
Net income	$592	$802
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	474	474
Depreciation and amortization	167	143
Investment securities gains	(134)	(126)
Loans originated for sale in the secondary market	(8,660)	(4,502)
Proceeds from sale of loans in the secondary market	8,861	5,695
Gain on sale of loans	(284)	(160)
Amortization of net loan origination cost	36	38
Loss on premises, equipment and real estate held for sale	292	49
Net change in
Interest receivable	200	163
Interest payable	(53)	(28)
Prepaid Federal Deposit Insurance Corporation assessment	76	112
Other adjustments	530	383
Net cash provided by operating activities	2,097	3,043

Investing Activities
Purchases of securities available for sale	(6,885)	(9,719)
Proceeds from maturities of securities available for sale	4,998	2,610
Proceeds from sales of securities available for sale	1,958	2,796
Net change in loans	1,285	1,983
Purchases of premises and equipment	(66)	(55)
Proceeds from sale of real estate acquired through foreclosure	323	148
Net cash provided by (used in) investing activities	1,613	(2,237)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(295)	10,741
Certificates of deposit	(2,330)	(8,448)
Proceeds from borrowings	-	10,000
Repayment of borrowings	-	(13,000)
Cash dividends	(409)	(410)
Acquisition of stock for stock benefit plans	-	(16)
Advances by borrowers for taxes and insurance	96	64
Net cash used in financing activities	(2,938)	(1,069)

Net Change in Cash and Cash Equivalents	772	(263)
Cash and Cash Equivalents, Beginning of Period	18,714	16,788
Cash and Cash Equivalents, End of Period	$19,486	$16,525

Additional Cash Flows and Supplementary Information
Interest paid	$1,363	$1,503
Income tax paid, net of refunds	110	-
Transfers to real estate held for sale	832	2,314

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)

Basic earnings per share
Income available to common stockholders	$502	1,514,472	$.33	$711	1,514,472	$.47

Effect of dilutive RRP awards and stock options		1,380			1,106

Diluted earnings per share
Income available to common stockholders and assumed conversions	$502	1,515,852	$.33	$711	1,515,578	$.47

Net income for the three-month period ending March 31, 2012, of $592,000 was reduced by $90,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $502,000. For the three-month period ending March 31, 2011, net income of $802,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $711,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month periods ended March 31, 2012 and March 31, 2011, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods. In addition, for the three months ended March 31, 2011, options to purchase 19,000 shares at an exercise price of $14.56 per share were also outstanding and were not included in the computation of diluted earnings per share for that period.

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

Fair value determinations for Level 3 measurements of securities are the responsibility of the VP of Finance.  The VP of Finance contracts with a third party pricing specialist who generates fair value estimates on a quarterly basis.  The VP of Finance’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011, respectively.

		March 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$37,815	$-	$37,815	$-
State and municipal	27,349	-	27,349	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,059	-	36,059	-
Corporate	3,447	-	2,374	1,073
Total	$104,670	$-	$103,597	$1,073

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$37,917	$-	$37,917	$-
State and municipal	28,715	-	28,715	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,697	-	34,697	-
Corporate	3,360	-	2,270	1,090
Total	$104,689	$-	$103,599	$1,090

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs for the three-month periods ended March 31, 2012 and March 31, 2011:

	Available-For-Sale Securities
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited; In Thousands)

Beginning balance	$1,090	$936
Accretion	2	2
Total realized and unrealized gains and losses
Included in net income	-	-
Unrealized gains (losses) included in other comprehensive income	(15)	225
Settlements including pay downs	(4)	(3)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,073	$1,160
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month periods ended March 31, 2012 and March 31, 2011.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

		March 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Impaired loans	$4,679	$-	$-	$4,679
Real estate held for sale	1,091	-	-	1,091

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$5,611	$-	$-	$5,611
Real estate held for sale	752	-	-	752

Following is a description of the valuation methodologies used for instruments measured at fair values on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by policy. Appraisals are reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by loan review personnel by comparison to historical results.

Real Estate Held for Sale

Real estate held for sale is carried at the fair value less cost to sell and is periodically evaluated for impairment. Real estate held for sale recorded during the current accounting period is recorded at fair value less cost to sell and is disclosed as a nonrecurring measurement. Appraisals of real estate held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by policy. Appraisals are reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. Real estate held for sale is classified within Level 3 of the fair value hierarchy.

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

(In Thousands)	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Impaired loans	$4,679	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	1,091	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale
Pooled Trust Preferred	1,073	Discounted cash flows	*Default probability	2.81%-4.93%
			*Loss, given default	100%
			*Asset correlation	30%-50%
			*Recovery rate	0%
			*Prepayment rate	0%

Sensitivity of Significant Unobservable Inputs

Securities Available for Sale -  Pooled Trust Preferred Securities

Pooled trust preferred securities are collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value. The cumulative probability of default ranges from a low of 2.81% to 4.93%, and the estimates used for loss given default are 100%.

The significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are probability of default, estimated loss given default, asset correlation for issuers in the same industry (50%) and different industries (30%), and recovery and prepayment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significant change in the fair value measurement.

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and the fair values of the Corporation’s financial instruments at December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
March 31, 2012:
Assets
Cash and cash equivalents	$19,486	$-	$19,486	$-
Investment securities available for sale	104,670	-	103,597	1,073
Loans, held for sale	88	-	88	-
Loans, net of allowance for losses	250,469	-	-	259,896
Stock in Federal Home Loan Bank	4,226	-	4,226
Interest receivable	1,796	-	1,796	-
Liabilities
Deposits	302,601	-	304,696	-
Federal Home Loan Bank advances	58,000	-	54,176	-
Borrowings	7,217	-	-	5,589
Interest payable	348	-	348	-

	Carrying Amount	Fair Value
	(In Thousands)
December 31, 2011:
Assets
Cash and cash equivalents	$18,714	$18,714
Investment securities available for sale	104,689	104,689
Loans, held for sale	87	87
Loans, net of allowance for losses	253,096	260,907
Stock in Federal Home Loan Bank	4,226	4,226
Interest receivable	1,996	1,996
Liabilities
Deposits	305,226	309,156
Federal Home Loan Bank advances	58,000	62,715
Borrowings	7,217	5,831
Interest payable	401	401

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale Securities
Federal agencies	$37,085	$785	$(55)	$37,815
State and municipal	25,822	1,573	(46)	27,349
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,839	1,222	(2)	36,059
Corporate	4,122	21	(696)	3,447
Total investment securities	$101,868	$3,601	$(799)	$104,670

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$37,107	$844	$(34)	$37,917
State and municipal	27,076	1,663	(24)	28,715
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	33,565	1,138	(6)	34,697
Corporate	4,115	-	(755)	3,360
Total investment securities	$101,863	$3,645	$(819)	$104,689

The amortized cost and fair value of available-for-sale securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)
Within one year	$5,355	$5,442
One to five years	22,847	23,422
Five to ten years	23,070	23,774
After ten years	15,757	15,973
	67,029	68,611
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,839	36,059
Totals	$101,868	$104,670

No securities were pledged at March 31, 2012 or at December 31, 2011 to secure FHLB advances. Securities with a carrying value of $13,326,000 and $14,562,000 were pledged at March 31, 2012 and December 31, 2011 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the three-month period ended March 31, 2012 were $1,958,000 and $2,796,000 during the same period in 2011. Gross gains of $134,000 and $126,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. No losses were recorded for the three-month period ended March 31, 2012 or March 31, 2011. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2012 was $9,060,000, which is approximately 8.7% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2011 was $10,869,000, which represented 10.4% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$5,975	$(55)	$-	$-	$5,975	$(55)
State and municipal	1,105	(46)	-	-	1,105	(46)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	-	-	1	(2)	1	(2)
Corporate	906	(9)	1,073	(687)	1,979	(696)

Total temporarily impaired securities	$7,986	$(110)	$1,074	$(689)	$9,060	$(799)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$4,991	$(34)	$-	$-	$4,991	$(34)
State and municipal	733	(20)	773	(4)	1,506	(24)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	1,012	(6)	-	-	1,012	(6)
Corporate	2,270	(84)	1,090	(671)	3,360	(755)

Total temporarily impaired securities	$9,006	$(144)	$1,863	$(675)	$10,869	$(819)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Government- Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at March 31, 2012 of $536,000 and $150,000, respectively. At December 31, 2011, the unrealized losses on these two investments were $412,000 and $259,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.7% of the book value of the Corporation investment portfolio and approximately 1.0% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at March 31, 2012.

In August 2011, the Corporation purchased five corporate floating rate bonds, $2,342,000 in total, rated A+, AA+, A and A- by Standard & Poor’s. All are uncapped and tied to 3 month LIBOR. These investments had unrealized losses at March 31, 2012 of $9,200, due primarily to interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

NOTE 6:  LOANS AND ALLOWANCE

The Corporation’s loan and allowance policies are as follows:

Loans

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

Allowance for Loan Losses

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

The following table presents the breakdown of loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In Thousands)
Residential real estate
Construction	$8,009	$8,308
One-to-four family residential	109,041	111,198
Multi-family residential	19,458	18,582
Nonresidential real estate and agricultural land	81,336	83,284
Land (not used for agricultural purposes)	18,692	19,081
Commercial	19,355	17,349
Consumer and other	3,233	3,840
	259,124	261,642
Unamortized deferred loan costs	476	481
Undisbursed loans in process	(5,953)	(5,024)
Allowance for loan losses	(3,178)	(4,003)
Total loans	$250,469	$253,096

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

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of March 31, 2012 and December 31, 2011.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2012
Balances at beginning of period:	$23	$1,986	$65	$822	$993	$70	$44	$4,003
Provision for losses	(18)	397	(48)	433	(228)	(64)	2	474
Loans charged off	-	(915)	-	(29)	(340)	-	(26)	(1,310)
Recoveries on loans	-	4	-	-	-	-	7	11
Balances at end of period	$5	$1,472	$17	$1,226	$425	$6	$27	$3,178

As of March 31, 2012
Allowance for losses:
Individually evaluated for impairment:	$-	$387	$-	$195	$-	$-	$-	$582
Collectively evaluated for impairment:	5	1,085	17	1,031	425	6	27	2,596
Balances at end of period	$5	$1,472	$17	$1,226	$425	$6	$27	$3,178
Loans:
Individually evaluated for impairment:	$-	$4,925	$2,012	$3,741	$4,581	$448	$17	$15,724
Collectively evaluated for impairment:	8,009	104,116	17,446	77,595	14,111	18,907	3,216	243,400
Balances at end of period	$8,009	$109,041	$19,458	$81,336	$18,692	$19,355	$3,233	$259,124

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2011
Balances at beginning of Period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(5)	340	-	205	(26)	-	(40)	474
Loans charged off	-	(197)	-	(368)	-	-	(19)	(584)
Recoveries on loans	-	-	-	-	-	-	12	12
Balances at end of period	$30	$889	$138	$1,469	$950	$157	$75	$3,708

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2011
Allowance for losses:
Individually evaluated for impairment:	$-	$913	$-	$-	$519	$-	$-	$1,432
Collectively evaluated for impairment:	23	1,073	65	822	474	70	44	2,571
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003

Loans:
Individually evaluated for impairment:	$-	$6,331	$1,966	$3,705	$4,972	$271	$17	$17,262
Collectively evaluated for impairment:	8,308	104,867	16,616	79,579	14,109	17,078	3,823	244,380
Balances at end of period	$8,308	$111,198	$18,582	$83,284	$19,081	$17,349	$3,840	$261,642

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of March 31, 2012 and December 31, 2011:

March 31, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)

Construction	$8,009	$8,009	$-	$-	$-
1-4 family residential	109,041	97,701	4,491	6,849	-
Multi-family residential	19,458	18,320	-	1,138	-
Nonresidential	81,336	73,075	4,501	3,760	-
Land	18,692	13,611	353	4,728	-
Commercial	19,355	18,554	290	511	-
Consumer	3,233	3,187	25	21	-
Total Loans	$259,124	$232,457	$9,660	$17,007	$-

December 31, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction	$8,308	$8,308	$-	$-	$-
1-4 family residential	111,198	100,827	2,891	7,429	51
Multi-family residential	18,582	16,616	-	1,966	-
Nonresidential	83,284	75,966	3,441	3,877	-
Land	19,081	13,457	505	5,119	-
Commercial	17,349	16,685	329	335	-
Consumer	3,840	3,796	22	22	-
Total Loans	$261,642	$235,655	$7,188	$18,748	$51

Credit Quality Indicators

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually on an ongoing basis by classifying the loans as to credit risk, assigning grade classifications. Loan grade classifications of special mention, substandard, doubtful, or loss are reported to the Corporation’s board of directors monthly. The Corporation uses the following definitions for credit risk grade classifications:

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

•	An expected loan payment is in excess of 90 days past due (non-performing), or non-earning.
•	The financial condition of the borrower has deteriorated to such a point that close monitoring is necessary. Payments do not necessarily have to be past due.
•	Repayment from the primary source of repayment is gone or impaired.
•	The borrower has filed for bankruptcy protection.
•	The loans are inadequately protected by the net worth and cash flow of the borrower.
•	The guarantors have been called upon to make payments.
•	The borrower has exhibited a continued inability to reduce principal (although interest payment may be current).
•	The Corporation is considering a legal action against the borrower.
•
The collateral position has deteriorated to a point where there is a possibility the Corporation may sustain some loss. This may be due to the financial condition, improper documentation, or to a reduction in the value of the collateral.

•
Although loss may not seem likely, the Corporation has gone to extraordinary lengths (restructuring with extraordinary lengths) to protect its position in order to maintain a high probability of repayment.

•	Flaws in documentation leave the Corporation in a subordinated or unsecured position.

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

The following tables present the Corporation’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011:

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands)

Construction	$175	$81	$-	$256	$7,753	$8,009	$-
1-4 family residential	340	132	1,199	1,671	107,370	109,041	-
Multi-family residential	-	-	-	-	19,458	19,458	-
Nonresidential	302	52	1,781	2,135	79,201	81,336	-
Land	-	288	2,739	3,027	15,665	18,692	-
Commercial	-	-	274	274	19,081	19,355	-
Consumer	38	-	3	41	3,192	3,233	-
	$855	$553	$5,996	$7,404	$251,720	$259,124	$-

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands)

Construction	$335	$-	$-	$335	$7,973	$8,308	$-
1-4 family residential	1,172	26	2,946	4,144	107,054	111,198	-
Multi-family residential	-	-	-	-	18,582	18,582	-
Nonresidential	949	105	1,831	2,885	80,399	83,284	-
Land	8	-	3,080	3,088	15,993	19,081	-
Commercial	41	-	297	338	17,011	17,349	-
Consumer	44	-	3	47	3,793	3,840	-
	$2,549	$131	$8,157	$10,837	$250,805	$261,642	$-

The following table presents the Corporation’s nonaccrual loans as of March 31, 2012 and December 31, 2011, which includes both non-performing troubled debt restructured and loans delinquent 90 days or more.

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In Thousands)
Residential real estate
Construction	$-	$-
One-to-four family residential	3,089	4,304
Multi-family residential	1,083	-
Nonresidential real estate and agricultural land	3,057	2,161
Land (not used for agricultural purposes)	4,661	3,080
Commercial	274	297
Consumer and other	3	21
Total nonaccrual loans	$12,167	$9,863

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of March 31, 2012 (unaudited; in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans without a specific allowance:
Construction	$-	$-	$-
1-4 family residential	2,886	3,242	-
Multi-family residential	2,012	2,012	-
Nonresidential	3,741	4,534	-
Land	2,660	3,000	-
Commercial	448	477	-
Consumer	17	17	-
	$11,764	$13,282	$-

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans with a specific allowance:
Construction	$-	$-	$-
1-4 family residential	2,039	2,039	387
Multi-family residential	-	-	-
Nonresidential	-	-	-
Land	1,921	1,921	195
Commercial	-	-	-
Consumer	-	-	-
	$3,960	$3,960	$582

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Total impaired loans:
Construction	$-	$-	$-
1-4 family residential	4,925	5,281	387
Multi-family residential	2,012	2,012	-
Nonresidential	3,741	4,534	-
Land	4,581	4,921	195
Commercial	448	477	-
Consumer	17	17	-
	$15,724	$17,242	$582

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2011 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans without a specific allowance:
Construction	$-	$-	$-
1-4 family residential	3,064	3,249	-
Multi-family residential	1,966	1,966	-
Nonresidential	3,705	4,469	-
Land	2,329	2,329	-
Commercial	271	300	-
Consumer	17	17	-
	$11,352	$12,330	$-

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Impaired loans with a specific allowance:
Construction	$-	$-	$-
1-4 family residential	3,267	3,267	913
Multi-family residential	-	-	-
Nonresidential	-	-	-
Land	2,643	2,643	519
Commercial	-	-	-
Consumer	-	-	-
	$5,910	$5,910	$1,432

	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Total impaired loans:
Construction	$-	$-	$-
1-4 family residential	6,331	6,516	913
Multi-family residential	1,966	1,966	-
Nonresidential	3,705	4,469	-
Land	4,972	4,972	519
Commercial	271	300	-
Consumer	17	17	-
	$17,262	$18,240	$1,432

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction	$-	$-	$185	$1
1-4 family residential	5,881	21	6,296	59
Multi-family residential	1,957	22	1,851	9
Nonresidential	3,664	19	5,125	34
Land	4,581	-	6,295	39
Commercial	396	7	892	5
Consumer	17	-	-	-
	$16,496	$69	$20,644	$147

For the three months ended March 31, 2012 and 2011, interest income recognized on a cash basis included above was immaterial.

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

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Corporation reassessed all restructurings that occurred on or after the beginning of its prior fiscal year (January 1, 2011) for identification as troubled debt restructurings. As a result of this reassessment, the Corporation did not identify as troubled debt restructurings any additional receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology.

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $7.4 million at March 31, 2012. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $3.0 million at March 31, 2012. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Corporation, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following table presents information regarding troubled debt restructurings by class for the three-month period ended March 31, 2012.

	At March 31, 2012		For the Period Ended March 31, 2012
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)
Residential Real Estate
Construction	-	$-	-	$-	$-	$-
One-to-four family residential	13	4,934	4	1,096	1,040	1,098
Multi-family residential	1	1,083	1	1,083	1,068	1,083
Nonresidential real estate and agricultural land	6	2,406	1	40	40	40
Land not agricultural	1	1,921	-	-	-	-
Commercial	3	69	2	37	65	70
Consumer	1	17	-	-	-	-
	25	$10,430	8	$2,256	$2,213	$2,291

Of the loans restructured during the three months ended March 31, 2012, five loans, totaling $2.1 million, were refinanced primarily to allow the borrowers to overcome current cash flow issues. Of these loans, two, totaling $1.6 million, were placed on 30-year amortizing schedules. Another, of $46,000, was refinanced with additional collateral and provisioned with a specific valuation allowance for the entirety of the loan. The last two were placed on short term, low-rate notes to allow the borrowers to remain current while attempting to liquidate portions of the collateral, or recover. The sum of these final two was $505,000.

Financial impact of these restructurings was immaterial to the financials of the Corporation at March 31, 2012.

No loans classified as troubled debt restructuring within the last twelve months defaulted during the three months ended March 31, 2012.  The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”),” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The application of fair value measurements are not changed as a result of this amendment. Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The FASB decided on October 21, 2011 that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Management has determined the adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

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

NOTE 9:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2011 consolidated condensed financial statements to conform to the March 31, 2012 presentation.

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

Also, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has made sweeping changes to the United States financial system. The Dodd-Frank Act eliminated the Office of Thrift Supervision (the “OTS”) as of July 21, 2011. The Dodd-Frank Act transferred to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Holding Company and all of its subsidiaries other than the Bank are now being supervised by the Federal Reserve. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. The OCC and the Federal Reserve have already published some regulations that will apply to the entities that they are to regulate for the first time, but otherwise, OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Holding Company are subject are to remain in effect until they are suspended.

Additional Increases in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. Further increases in premium assessments are also possible and would increase the Company’s expenses. Effective with the June 2011 reporting period, the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions. As a result of these changes, the Corporation experienced a decrease in premiums. However, increased assessment rates and special assessments could have a material impact on the Corporation’s results of operations.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements presented on pages 57 through 61 of the Annual Report on Form 10-K for the year ended December 31, 2011 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended March 31, 2012.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of March 31, 2012 and December 31, 2011, mortgage servicing rights had carrying values of $673,000 and $641,000 respectively. The December 31, 2011 amount included a $26,000 valuation allowance for impairment on certain pools of servicing rights as of that date. The March 31, 2012 amount included no valuation for impairment.

Financial Condition

At March 31, 2012, the Corporation’s consolidated assets totaled $404.4 million, a slight decrease of $2.3 million, or 0.6%, from the December 31, 2011 total. The decrease was primarily due to a $2.6 million decrease in net loan receivables as long pending loan charge offs culminated, foreclosed property was moved to real estate owned and held for sale (REO), and loan originations continued to struggle. Other changes for the three-month period included slight increases in interest-bearing deposits held by the Bank, the increases in REO, and decreases in other assets, primarily changes in prepaid expenses and interest receivable on interest-bearing assets. Investment securities available for sale by the Corporation remained constant at $104.7 million for both periods, although the mix of available-for-sale investments changed as the Corporation realized gains on the sale of some downgraded municipal investments, replacing those with government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency investments. Changes in the mark-to-market for available-for-sale investments period to period was negligible, with unrealized gains/losses of $2.8 million at both dates.

Liquidity for the Corporation continued to be strong, with the balances in cash and cash equivalents at $19.5 million as of March 31, 2012, as compared to balances of $18.7 million as of December 31, 2011. Amounts borrowed by the Corporation remained constant period to period at $65.2 million, with advances from the Federal Home Loan Bank the largest portion of those balances at $58.0 million, with an average cost of 3.55% at both dates. The Federal Home Loan Bank (FHLB) is the Corporation’s primary source of wholesale funding.

The difficult lending environment continued to challenge loan production for the Corporation. Total loans, net of the allowance for loan losses, decreased $2.6 million, or 0.6%, from $253.1 million at December 31, 2011 to $250.5 million at March 31, 2012. Over the three-month period, $828,000 in non-performing loans moved from the portfolio into real estate held for sale, while sales of conventional mortgages into the secondary market remained strong. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the three months ended March 31, 2012 were $8.7 million, down from fourth quarter 2011 sales of $11.2 million, but a strong increase over the $5.6 million recorded for the three-month period ended March 31, 2011. The Corporation’s consolidated allowance for loan losses totaled $3.2 million at March 31, 2012, a decrease of $825,000 from the $4.0 million total at December 31, 2011. This decrease was primarily the result of a decrease in specific valuation allowances as $1,020,000 in such valuations were permanently charged off. For the period, $474,000 was expensed and placed in the provision for loan losses, $1.3 million in non-performing loans were charged off, and the reserve for specific valuation allowances decreased from $1.4 million as of December 31, 2011 to $582,000 as of March 31, 2012. Charge offs for the period were primarily comprised of 1-4 family rental property, most of which has been in the process of foreclosure for more than twelve months, and write-down, or “partial charge off,” of existing loans totaling $694,000. Of these write-downs, all but $128,000 was expensed in prior periods and carried in the allowance as specific valuation allowances. The portion of the allowance for loan losses that is attributed to “general” losses remained virtually unchanged, period to period, at $2.6 million, despite a continued decline in the average balances of loans outstanding. Total funding for the allowance represented 1.25% of total loans as of March 31, 2012, as compared to 1.56% as of December 31, 2011, with the decrease attributable to the aforementioned reduction in specific valuation allowances. The portion targeted for “general” losses as a percent of gross loans, $2.6 million at both period ends, increased slightly, period to period, 1.02% at March 31, 2012, as compared to 1.00% at December 31, 2011. The allowance at March 31, 2012 is directionally consistent with the balance outstanding at December 31, 2011.

Delinquency 30 or more days past due as of March 31, 2012 was $7.4 million, or 2.92% of total loans, as compared to $10.8 million, or 4.23%, at December 31, 2011. The March 31, 2012 decrease was due primarily to loan foreclosures that resulted in the real estate held for sale discussed above and what appears to be improvement in the overall delinquency of the Corporation’s loan portfolio.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of March 31, 2012 were $12.2 million, as compared to $9.9 million at December 31, 2011. The increase, period to period, was primarily the result of loans reported as “troubled debt restructured” (TDR) which were performing as agreed at the report dates, but are included because of other inherent weaknesses. TDR loans included in total non-performing loans for these reasons were $6.2 million as of March 31, 2012, as compared to $1.7 million as of December 31, 2011. Non-performing loans, which include troubled debt restructured loans on nonaccrual status , as a percent of total loans were 4.80% and 3.84%, respectively, for those periods.

Although management believes that its allowance for loan losses at March 31, 2012 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $302.6 million at March 31, 2012, a decrease of $2.6 million, or 0.9%, from total deposits of $305.2 million at December 31, 2011. During the three-month period, noninterest bearing deposit accounts increased by 16.9%, or $4.1 million, while interest-bearing deposits decreased 2.4%, or $6.8 million. The change in deposits reflects movement from low yielding interest-bearing and maturity deposits to more fluid transactional deposits. The increases were distributed across all areas, with the greatest increase being in noninterest bearing checking accounts, an increase of $4.5 million, period to period, and savings accounts, $4.8 million, period to period. The largest decrease, period to period, was seen in interest-bearing NOW accounts, which decreased $11.4 million over the period. A lesser decrease was seen in certificate of deposit accounts, with the primary balances decreasing $2.7 million period to period. “No penalty” certificate balances and individual retirement accounts (IRAs) changed only minimally. In the current rate environment, borrowers appeared to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings totaled $65.2 million at March 31, 2012 with no change from December 31, 2011. Of total borrowings at both dates, $58.0 million represented Federal Home Loan Bank (FHLB) advances with average rates of 3.55%. As of March 31, 2011, total borrowings at the FHLB were $55.0 million, at an average rate of 3.64%.

Other liabilities totaled $3.1 million at March 31, 2012, an increase of $237,000 from the December 31, 2011 balance of $2.8 million, primarily due to changes in escrowed balances and deferred tax liabilities.

Stockholders’ equity totaled $33.1 million at March 31, 2012, an increase of $173,000, or 0.5%, from the $33.0 million at December 31, 2011. The increase was primarily due to net income of $592,000 offset by dividends paid to common and preferred shareholders of $409,000, and a very negligible change in the unrealized gains/losses on available for sale securities. Dividends to common shareholders for the three-month period were $.21 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2012, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

General

The Corporation’s net income for the three months ended March 31, 2012 totaled $592,000, a decrease of $210,000, or 26.1%, from the net income of $802,000 reported for the period ended March 31, 2011. The decrease in net income for the 2012 period as compared to 2011, was primarily attributable to disposal losses and valuation write-downs associated with foreclosed real estate held for sale, an increase in loan related expenses and an increase in salaries and other employee benefits. Disposition losses and valuation write-downs on real estate held as a result of foreclosure, which totaled $49,000 for the three months ended March 31, 2011, totaled $292,000 for the same three-month period in 2012.  Loan related expenses increased due to an increase in expenses paid on behalf of delinquent borrowers and an increase in secondary market related expenses.  The cost of salaries and other employee benefits increased $181,000  for the three-month period ended March 31, 2012, over the same period in 2011.  The increases in losses and expenses were partially offset by an increase of $124,000 in income from the sale of loans into the secondary market.

During 2011, the Corporation realized strong income from the widening of the margin between interest-earning assets and interest-bearing liabilities. This trend has stabilized, with net interest income nearly identical for the three-month periods, 2012 to 2011. Total interest income for the three-month period ended March 31, 2012 was $4.4 million as compared to $4.5 million for the same period in 2011, a decrease of $160,000, or 3.5%. Conversely, total interest expense for the three-month period ended March 31, 2012 was $1.3 million as compared to $1.5 million for the same period in 2011, a decrease of $165,000, or 11.2%. Provision expense remained identical for the two periods, at $474,000 each three-month period.

Other items affecting net income included increased professional fees relative to expenses associated with a pending acquisition, increased income from the operation of the Corporation’s ATM machines, and slight increases in operating costs. Expense for FDIC insurance for the three-month period ended March 31, 2012 was $79,000, a decrease of $42,000 from the same period in 2011, a result of the change from a deposit-based premium calculation to an asset-based calculation, and decreased assessment rates.

Net Interest Income

Total interest income for the three months ended March 31, 2012 decreased $160,000, or 3.5%, from $4.5 million at March 31, 2011 to $4.4 million at March 31, 2012. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased similarly by $165,000, or 11.2%, from the $1.5 million reported at March 31, 2011 to $1.3 million at March 31, 2012. For the three months ended March 31, 2012, interest expense from deposits totaled $722,000 while interest expense from borrowings totaled $588,000, as compared to $888,000 and $587,000 for the same period in 2011. Of the overall decrease in interest expense, $166,000 was attributable to interest expense on deposits, partially due to fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts.  Changes in the cost of borrowing, period to period, were minimal as the decrease in the average rate paid for borrowing from the Federal Home Loan Bank (FHLB), 3.64% as of March 31, 2011 compared to 3.55% at the same point in 2012, was offset by slightly higher average balances.

Net interest income was $3.1 million for both three-month periods, 2012 and 2011, as decreases in interest income were offset by similar decreases in interest expense.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $474,000 provision for losses on loans for the three months ended March 31, 2012, identical to the amount expensed for the same period in 2011.

Delinquencies in total have decreased as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of March 31, 2012 were $12.2 million, an increase of $2.3 million, from the $9.9 million reported at December 31, 2011, for the reasons discussed above. Of the total non-performing loans of $12.2 million at March 31, 2012, approximately $2.2 million of the loans have been past due for 12 months or more, have been reduced by partial charge-off of confirmed losses or protected by specific valuation allocations, and are in the lengthy process of work out or foreclosure. Also, $6.2 million of the loans represent troubled debt restructured, performing according to the terms of the restructured agreement, but reported as non-performing due to other inherent weaknesses. While management believes that the allowance for losses on loans is adequate at March 31, 2012, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $33,000, or 3.6%, during the three months ended March 31, 2012 to $882,000, as compared to the $915,000 reported for the same period in 2011. The decrease was due primarily to disposal losses and valuation write-downs on real estate held for sale as a result of foreclosure. Losses on real estate held for sale for the three-month period ended March 31, 2012 were $292,000, an increase of $243,000 over the $49,000 reported for the same three-month period in 2011. These losses were offset somewhat by increases in income from the sale of loans into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the three months ending March 31, 2012 totaled $284,000, an increase of $124,000 over the $160,000 recorded for the same period ended March 31, 2011. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the three months ended March 31, 2012 were $8.7 million, down from fourth quarter 2011 sales of $11.2 million, but a strong increase over the $5.6 million recorded for the three-month period ended March 31, 2011.  Other notable increases in other income, period to period, included service fees and charges, which includes income from ATM and debit card processing.  Service fees and charges increased to $496,000 for the three-month period ended March 31, 2012 from $455,000 for the comparable period in 2011, an increase of $41,000.  Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $320,000, or 13.1%, from March 31, 2011 to March 31, 2012. The most significant financial statement changes were:

•
Salaries and employee benefits, a 14.0% increase period to period, reflective of increased salary costs, including additional business development, lending, and loan review personnel, and increases in group insurance and retirement plan costs.

•
Loan related expenses increased due to an increase in expenses paid on behalf of delinquent borrowers, legal expenses related to problem loans and an increase in secondary market related expenses.  Loan related expenses increased from $34,000 for the three-month period ended March 31, 2011 to $205,000 for the three-month period ended March 31, 2012.

•
The cost associated with the FDIC assessment decreased  by $42,000, or 34.7%, as the premium calculation was changed from a deposit base to an asset base. The overall premium rate decreased also, adding to the savings.

Income Taxes

Tax expense of $122,000 was recorded for the three-month period ended March 31, 2012 as compared to $260,000 for the comparable period in 2011. For the 2012 period, the Corporation had pre-tax income of $714,000 as compared to $1,062,000 for the 2011 period. The effective tax rate was 17.1% for the three-month period ended March 31, 2012 as compared to 24.5% for the same period in 2011. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2012, the Bank had $58.0 million in such borrowings, with a $10.0 million overdraft line of credit immediately available. An additional $34.0 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $23.7 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At March 31, 2012, the Bank had commitments to fund loan originations of $12.7 million, unused home equity lines of credit of $19.6 million and unused commercial lines of credit of $12.9 million. Commitments to sell loans as of that date were $2.8 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

RIVER VALLEY BANCORP

Date: May 14, 2012	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date May 14, 2012	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101
XBRL Interactive Data Files (including the following materials from the Company’s Report on Form 10-Q for the quarter ended March 31, 2012: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*
Attached

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