Form 10-Q
period 2012-06-30
RIVER VALLEY BANCORP
filed 2012-08-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of August 3, 2012, was 1,514,472.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$1,874	$1,881
Interest-bearing demand deposits	11,701	14,928
Federal funds sold	1,906	1,905
Cash and cash equivalents	15,481	18,714
Investment securities available for sale	109,830	104,689
Loans held for sale	1,269	87
Loans	255,521	257,099
Allowance for loan losses	(3,521)	(4,003)
Net loans	252,000	253,096
Premises and equipment, net	7,872	8,091
Real estate, held for sale	2,387	2,487
Federal Home Loan Bank stock	4,226	4,226
Interest receivable	1,824	1,996
Cash value of life insurance	10,009	9,855
Goodwill	79	79
Other assets	3,383	3,323
Total assets	$408,360	$406,643

Liabilities
Deposits
Noninterest-bearing	$29,516	$24,468
Interest-bearing	275,965	280,758
Total deposits	305,481	305,226
Borrowings	65,217	65,217
Interest payable	331	401
Other liabilities	3,698	2,842
Total liabilities	374,727	373,686

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,514,472 shares	7,526	7,523
Retained earnings	19,083	18,617
Accumulated other comprehensive income	2,024	1,817
Total stockholders’ equity	33,633	32,957
Total liabilities and stockholders’ equity	$408,360	$406,643

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$7,117	$7,482	$3,492	$3,623
Investment securities	1,418	1,327	703	681
Interest-earning deposits and other	81	71	41	36
Total interest income	8,616	8,880	4,236	4,340

Interest Expense
Deposits	1,401	1,768	679	880
Borrowings	1,175	1,175	587	588
Total interest expense	2,576	2,943	1,266	1,468

Net Interest Income	6,040	5,937	2,970	2,872
Provision for loan losses	796	848	322	374
Net Interest Income After Provision for Loan Losses	5,244	5,089	2,648	2,498

Other Income
Service fees and charges	998	914	501	460
Net realized gains on sale of available-for-sale securities	331	165	197	40
Net gains on loan sales	509	229	225	68
Interchange fee income	220	200	114	103
Increase in cash value of life insurance	154	160	77	79
Loss on premises, equipment
and real estate held for sale	(394)	(149)	(102)	(100)
Other income	163	69	87	24
Total other income	1,981	1,588	1,099	674

Other Expenses
Salaries and employee benefits	2,901	2,616	1,423	1,319
Net occupancy and equipment expenses	710	706	351	348
Data processing fees	214	211	112	101
Advertising	201	190	127	109
Mortgage servicing rights	117	42	67	(1)
Office supplies	67	62	35	35
Professional fees	192	180	96	62
Federal Deposit Insurance Corporation assessment	167	243	88	122
Loan-related expenses	322	79	117	44
Acquisition expense	124	-	81	-
Other expenses	633	522	387	268
Total other expenses	5,648	4,851	2,884	2,407

Income Before Income Tax	1,577	1,826	863	765
Income tax expense	293	403	171	143

Net Income	1,284	1,423	692	622
Preferred stock dividends	181	181	91	91
Net Income Available to Common Stockholders	$1,103	$1,242	$601	$531

Basic earnings per common share	$.73	$.82	$.40	$.35
Diluted earnings per common share	.73	.82	.40	.35
Dividends per share	.42	.42	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)

Net income	$1,284	$1,423	$692	$622
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $228, $566, $195 and $299	422	1,035	344	518
Less: Reclassification adjustment for gains included in net income, net of tax expense of $117, $56, $71 and $14	214	109	126	26
	208	926	218	492
Comprehensive income	$1,492	$2,349	$910	$1,114

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Operating Activities
Net income	$1,284	$1,423
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	796	848
Depreciation and amortization	341	291
Investment securities gains	(331)	(165)
Loans originated for sale in the secondary market	(15,985)	(6,700)
Proceeds from sale of loans in the secondary market	15,161	7,933
Gain on sale of loans	(509)	(229)
Amortization of net loan origination cost	73	70
Loss on premises, equipment and real estate held for sale	394	149
Net change in
Interest receivable	172	167
Interest payable	(70)	(23)
Prepaid Federal Deposit Insurance Corporation assessment	158	227
Other adjustments	595	(490)
Net cash provided by operating activities	2,079	3,501

Investing Activities
Proceeds from sale of FHLB Stock	-	270
Purchases of securities available for sale	(19,845)	(21,523)
Proceeds from maturities of securities available for sale	10,428	4,732
Proceeds from sales of securities available for sale	4,821	3,334
Net change in loans	(1,366)	1,077
Purchases of premises and equipment	(122)	(80)
Proceeds from sale of real estate acquired through foreclosure	1,329	148
Other investing activity	(52)	(78)
Net cash used in investing activities	(4,807)	(12,120)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	2,891	2,970
Certificates of deposit	(2,636)	6,753
Proceeds from borrowings	-	15,000
Repayment of borrowings	-	(13,000)
Cash dividends	(817)	(817)
Acquisition of stock for stock benefit plans	-	(16)
Advances by borrowers for taxes and insurance	57	46
Net cash provided by (used in) financing activities	(505)	10,936

Net Change in Cash and Cash Equivalents	(3,233)	2,317
Cash and Cash Equivalents, Beginning of Period	18,714	16,788
Cash and Cash Equivalents, End of Period	$15,481	$19,105

Additional Cash Flows and Supplementary Information
Interest paid	$2,646	$2,966
Income tax paid, net of refunds	119	253
Transfers to real estate held for sale	1,593	2,545

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
			(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$1,103	1,514,472	$.73	$1,242	1,514,472	$.82
Effect of dilutive RRP awards and stock options		1,842			1,670
Diluted earnings per share Income available to common stockholders and assumed conversions	$1,103	1,516,314	$.73	$1,242	1,516,142	$.82

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
			(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$601	1,514,472	$.40	$531	1,514,472	$.35
Effect of dilutive RRP awards and stock options		2,304			2,233
Diluted earnings per share Income available to common stockholders and assumed conversions	$601	1,516,776	$.40	$531	1,516,705	$.35

Net income for the six-month period ending June 30, 2012, of $1,284,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,103,000. For the six-month period ending June 30, 2011, net income of $1,423,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,242,000.

Net income for the three-month period ending June 30, 2012, of $692,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $601,000. For the three-month period ending June 30, 2011, net income of $622,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $531,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month and six-month periods ended June 30, 2012 and June 30, 2011, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011, respectively.

		June 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$40,948	$-	$40,948	$-
State and municipal	28,196	-	28,196	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	37,178	-	37,178	-
Corporate	3,508	-	2,362	1,146
Total	$109,830	$-	$108,684	$1,146

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$37,917	$-	$37,917	$-
State and municipal	28,715	-	28,715	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,697	-	34,697	-
Corporate	3,360	-	2,270	1,090
Total	$104,689	$-	$103,599	$1,090

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs for the three-month and six-month periods ended June 30, 2012 and June 30, 2011:

	Available-For-Sale Securities
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited; In Thousands)
Beginning balance	$1,090	$936

Total realized and unrealized gains and losses
Amortization included in net income	4	4
Unrealized gains included in other comprehensive income	60	237
Purchases	-	-
Pay downs	(8)	(8)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,146	$1,169
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-For-Sale Securities
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(Unaudited; In Thousands)
Beginning balance	$1,073	$1,160

Total realized and unrealized gains and losses
Amortization included in net income	2	2
Unrealized gains included in other comprehensive income	75	12
Purchases	-	-
Pay downs	(4)	(5)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,146	$1,169
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

		June 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Impaired loans	$4,574	$-	$-	$4,574
Real estate held for sale	987	-	-	987

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$5,611	$-	$-	$5,611
Real estate held for sale	752	-	-	752

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)
Impaired loans	$4,574	Comparative sales based on independent appraisal	Marketability Discount	10%-20%
Real estate held for sale	$987	Comparative sales based on independent appraisal	Marketability Discount	10%-20%
Securities available for sale
Pooled Trust Preferred	$1,146	Discounted cash flows	*Default probability	2.81%-4.93%
			*Loss, given default	100%
			*Asset correlation	30%-50%
			*Recovery rate	0%
			*Prepayment rate	0%

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and the fair values of the Corporation’s financial instruments at December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
June 30, 2012:
Assets
Cash and cash equivalents	$15,481	$-	$15,481	$-
Investment securities available for sale	109,830	-	108,684	1,146
Loans, held for sale	1,269	-	1,269	-
Loans, net of allowance for losses	252,000	-	-	259,443
Stock in Federal Home Loan Bank	4,226	-	4,226	-
Interest receivable	1,824	-	1,824	-
Liabilities
Deposits	305,481	-	300,472	-
Federal Home Loan Bank advances	58,000	-	62,381	-
Borrowings	7,217	-	-	6,651
Interest payable	331	-	331	-

	Carrying Amount	Fair Value
	(In Thousands)
December 31, 2011:
Assets
Cash and cash equivalents	$18,714	$18,714
Investment securities available for sale	104,689	104,689
Loans, held for sale	87	87
Loans, net of allowance for losses	253,096	260,907
Stock in Federal Home Loan Bank	4,226	4,226
Interest receivable	1,996	1,996
Liabilities
Deposits	305,226	309,156
Federal Home Loan Bank advances	58,000	62,715
Borrowings	7,217	5,831
Interest payable	401	401

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale Securities
Federal agencies	$40,092	$856	$-	$40,948
State and municipal	26,385	1,821	(10)	28,196
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,081	1,110	(13)	37,178
Corporate	4,128	20	(640)	3,508
Total investment securities	$106,686	$3,807	$(663)	$109,830

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$37,107	$844	$(34)	$37,917
State and municipal	27,076	1,663	(24)	28,715
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	33,565	1,138	(6)	34,697
Corporate	4,115	-	(755)	3,360
Total investment securities	$101,863	$3,645	$(819)	$104,689

The amortized cost and fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)
Within one year	$6,356	$6,432
One to five years	24,709	25,311
Five to ten years	23,281	24,135
After ten years	16,259	16,774
	70,605	72,652
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,081	37,178
Totals	$106,686	$109,830

No securities were pledged at June 30, 2012 or at December 31, 2011 to secure FHLB advances. Securities with a carrying value of $12,233,000 and $14,562,000 were pledged at June 30, 2012 and December 31, 2011 to secure public deposits and for other purposes as permitted or required by law.

Beginning July 30, 2012 the Indiana Board for Depositories is requiring the Corporation to pledge 50% of the average daily balance of public funds held during each quarter.  This will result in an approximate pledge of securities in the amount of $30 million.

Proceeds from sales of securities available for sale during the six-month periods ended June 30, 2012 and June 30, 2011 were $4,821,000 and $3,334,000. Gross gains of $331,000 and $165,000 resulting from sales and calls of available-for-sale securities were realized for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. No losses were recorded for the six-month periods ended June 30, 2012 or June 30, 2011. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Proceeds from sales of securities available for sale during the three-month periods ended June 30, 2012 and June 30, 2011 were $2,863,000 and $538,000. Gross gains of $197,000 and $40,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended June 30, 2012 and June 30, 2011, respectively. No losses were recorded for the three-month periods ended June 30, 2012 or June 30, 2011. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2012 was $5,960,000, which is approximately 5.4% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2011 was $10,869,000, which represented 10.4% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)
Federal agencies	$-	$-	$-	$-	$-	$-
State and municipal	1,364	(10)	-	-	1,364	(10)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	2,558	(13)	-	-	2,558	(13)
Corporate	892	(28)	1,146	(612)	2,038	(640)

Total temporarily impaired securities	$4,814	$(51)	$1,146	$(612)	$5,960	$(663)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$4,991	$(34)	$-	$-	$4,991	$(34)
State and municipal	733	(20)	773	(4)	1,506	(24)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	1,012	(6)	-	-	1,012	(6)
Corporate	2,270	(84)	1,090	(671)	3,360	(755)

Total temporarily impaired securities	$9,006	$(144)	$1,863	$(675)	$10,869	$(819)

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Government- Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at June 30, 2012 of $538,000 and $73,000, respectively. At December 31, 2011, the unrealized losses on these two investments were $412,000 and $259,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.65% of the book value of the Corporation investment portfolio and approximately 1.0% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at June 30, 2012.

In August 2011, the Corporation purchased five corporate floating rate bonds, $2,342,000 in total, rated A+, AA+, A and A- by Standard & Poor’s. All are uncapped and tied to 3 month LIBOR. These investments had unrealized losses at June 30, 2012 of $8,600 due primarily to interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

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

The following table presents the breakdown of loans as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In Thousands)
Residential real estate
Construction	$5,364	$8,308
One-to-four family residential	109,111	111,198
Multi-family residential	18,528	18,582
Nonresidential real estate and agricultural land	87,384	83,284
Land (not used for agricultural purposes)	17,541	19,081
Commercial	19,025	17,349
Consumer and other	3,502	3,840
	260,455	261,642
Unamortized deferred loan costs	484	481
Undisbursed loans in process	(5,418)	(5,024)
Allowance for loan losses	(3,521)	(4,003)
Total loans	$252,000	$253,096

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

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of June 30, 2012 and December 31, 2011.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended June 30, 2012 Balances at beginning of period:	$5	$1,472	$17	$1,226	$425	$6	$27	$3,178
Provision for losses	(1)	(115)	266	(135)	305	2	-	322
Loans charged off	-	(46)	-	-	-	-	(19)	(65)
Recoveries on loans	-	79	-	-	-	-	7	86
Balances at end of period	$4	$1,390	$283	$1,091	$730	$8	$15	$3,521
Six Months Ended June 30, 2012 Balances at beginning of period:	$23	$1,986	$65	$822	$993	$70	$44	$4,003
Provision for losses	(23)	286	218	298	77	(62)	2	796
Loans charged off	-	(962)	-	(29)	(340)	-	(44)	(1,375)
Recoveries on loans	4	80	-	-	-	-	13	97
Balances at end of period	$4	$1,390	$283	$1,091	$730	$8	$15	$3,521
As of June 30, 2012 Allowance for losses:
Individually evaluated for impairment:	$-	$191	$196	$-	$196	$-	$-	$583
Collectively evaluated for impairment:	4	1,199	87	1,091	534	8	15	2,938
Balances at end of period	$4	$1,390	$283	$1,091	$730	$8	$15	$3,521
Loans:
Individually evaluated for impairment:	$-	$3,255	$3,086	$4,224	$4,784	$408	$15	$15,772
Collectively evaluated for impairment:	5,364	105,856	15,442	83,160	12,757	18,617	3,487	244,683
Balances at end of period	$5,364	$109,111	$18,528	$87,384	$17,541	$19,025	$3,502	$260,455

	Residential
	Construction	1-4 Family	Multi- Family	Nonresidential	Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended June 30, 2011 Balances at beginning of period:	$30	$889	$138	$1,469	$950	$157	$75	$3,708
Provision for losses	2	339	(30)	16	92	(44)	(1)	374
Loans charged off	-	(140)	-	(259)	(83)	-	(22)	(504)
Recoveries on loans	-	-	-	-	-	-	11	11
Balances at end of period	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589
Six Months Ended June 30, 2011 Balances at beginning of period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(3)	679	(30)	221	66	(44)	(41)	848
Loans charged off	-	(337)	-	(627)	(83)	-	(41)	(1,088)
Recoveries on loans	-	-	-	-	-	-	23	23
Balances at end of period	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589

	Residential
	Construction	1-4 Family	Multi- Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2011
Allowance for losses:
Individually evaluated for impairment:	$-	$913	$-	$-	$519	$-	$-	$1,432
Collectively evaluated for impairment:	23	1,073	65	822	474	70	44	2,571
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003

Loans:
Individually evaluated for impairment:	$-	$6,331	$1,966	$3,705	$4,972	$271	$17	$17,262
Collectively evaluated for impairment:	8,308	104,867	16,616	79,579	14,109	17,078	3,823	244,380
Balances at end of period	$8,308	$111,198	$18,582	$83,284	$19,081	$17,349	$3,840	$261,642

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of June 30, 2012 and December 31, 2011:

June 30, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction	$5,364	$5,197	$-	$167	$-
1-4 family residential	109,111	98,697	4,295	6,119	-
Multi-family residential	18,528	17,399	-	1,129	-
Nonresidential	87,384	79,601	3,425	4,358	-
Land	17,541	12,227	554	4,760	-
Commercial	19,025	18,379	179	467	-
Consumer	3,502	3,448	18	36	-
Total Loans	$260,455	$234,948	$8,471	$17,036	$-

December 31, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction	$8,308	$8,308	$-	$-	$-
1-4 family residential	111,198	100,827	2,891	7,429	51
Multi-family residential	18,582	16,616	-	1,966	-
Nonresidential	83,284	75,966	3,441	3,877	-
Land	19,081	13,457	505	5,119	-
Commercial	17,349	16,685	329	335	-
Consumer	3,840	3,796	22	22	-
Total Loans	$261,642	$235,655	$7,188	$18,748	$51

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

The following tables present the Corporation’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011:

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(Unaudited; In Thousands)
Construction	$-	$-	$76	$76	$5,288	$5,364	$-
1-4 family residential	651	136	350	1,137	107,974	109,111	-
Multi-family residential	-	-	-	-	18,528	18,528	-
Nonresidential	-	-	1,615	1,615	85,769	87,384	-
Land	58	72	2,772	2,902	14,639	17,541	-
Commercial	79	-	308	387	18,638	19,025	-
Consumer	39	-	21	60	3,442	3,502	-
	$827	$208	$5,142	$6,177	$254,278	$260,455	$-

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands)
Construction	$335	$-	$-	$335	$7,973	$8,308	$-
1-4 family residential	1,172	26	2,946	4,144	107,054	111,198	-
Multi-family residential	-	-	-	-	18,582	18,582	-
Nonresidential	949	105	1,831	2,885	80,399	83,284	-
Land	8	-	3,080	3,088	15,993	19,081	-
Commercial	41	-	297	338	17,011	17,349	-
Consumer	44	-	3	47	3,793	3,840	-
	$2,549	$131	$8,157	$10,837	$250,805	$261,642	$-

The following table presents the Corporation’s nonaccrual loans as of June 30, 2012 and December 31, 2011, which includes both non-performing troubled debt restructured and loans delinquent 90 days or more.

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In Thousands)
Residential real estate
Construction	$76	$-
One-to-four family residential	1,979	4,304
Multi-family residential	1,075	-
Nonresidential real estate and agricultural land	2,414	2,161
Land (not used for agricultural purposes)	4,693	3,080
Commercial	308	297
Consumer and other	21	21
Total nonaccrual loans	$10,566	$9,863

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of June 30, 2012 (unaudited; in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction	$-	$-	$-
1-4 family residential	2,301	2,511	-
Multi-family residential	2,011	2,011	-
Nonresidential	4,224	5,018	-
Land	2,863	3,204	-
Commercial	408	437	-
Consumer	15	15	-
	$11,822	$13,196	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction	$-	$-	$-
1-4 family residential	954	954	191
Multi-family residential	1,075	1,075	196
Nonresidential	-	-	-
Land	1,921	1,921	196
Commercial	-	-	-
Consumer	-	-	-
	$3,950	$3,950	$583

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction	$-	$-	$-
1-4 family residential	3,255	3,465	191
Multi-family residential	3,086	3,086	196
Nonresidential	4,224	5,018	-
Land	4,784	5,125	196
Commercial	408	437	-
Consumer	15	15	-
	$15,772	$17,146	$583

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2011 (in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction	$-	$-	$-
1-4 family residential	3,064	3,249	-
Multi-family residential	1,966	1,966	-
Nonresidential	3,705	4,469	-
Land	2,329	2,329	-
Commercial	271	300	-
Consumer	17	17	-
	$11,352	$12,330	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction	$-	$-	$-
1-4 family residential	3,267	3,267	913
Multi-family residential	-	-	-
Nonresidential	-	-	-
Land	2,643	2,643	519
Commercial	-	-	-
Consumer	-	-	-
	$5,910	$5,910	$1,432

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction	$-	$-	$-
1-4 family residential	6,331	6,516	913
Multi-family residential	1,966	1,966	-
Nonresidential	3,705	4,469	-
Land	4,972	4,972	519
Commercial	271	300	-
Consumer	17	17	-
	$17,262	$18,240	$1,432

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months and six months ended June 30, 2012 and 2011.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction	$-	$-	$187	$1
1-4 family residential	4,825	52	5,668	114
Multi-family residential	2,534	50	1,806	22
Nonresidential	3,703	33	4,684	70
Land	4,604	1	6,212	85
Commercial	456	17	414	8
Consumer	16	-	1	-
	$16,138	$153	$18,972	$300

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction	$-	$-	$166	$-
1-4 family residential	3,793	31	4,976	55
Multi-family residential	3,086	27	2,295	12
Nonresidential	3,741	15	4,175	37
Land	4,627	1	6,084	46
Commercial	515	9	359	3
Consumer	15	-	1	-
	$15,777	$83	$18,056	$153

For the three months and six months ended June 30, 2012 and 2011, interest income recognized on a cash basis included above was immaterial.

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $5.2 million at June 30, 2012. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $4.7 million at June 30, 2012. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Corporation, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following table presents information regarding troubled debt restructurings by class for the three-month and six-month periods ended June 30, 2012.

	At June 30, 2012		For the Three-Month Period Ended June 30, 2012				For the Six-Month Period Ended June 30, 2012
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)
Residential Real Estate
Construction	-	$-	-	$-	$-	$-	-	$-	$-	$-
One-to-four family residential	12	4,362	2	71	63	71	6	1,167	1,103	1,169
Multi-family residential	1	1,075	-	-	-	-	1	1,083	1,068	1,083
Nonresidential real estate and agricultural land	5	2,360	-	-	-	-	1	40	40	40
Land not agricultural	1	1,921	-	-	-	-	-	-	-	-
Commercial	4	159	1	104	104	104	3	141	169	174
Consumer	1	15	-	-	-	-	-	-	-	-
	24	$9,892	3	$175	$167	$175	11	$2,431	$2,380	$2,466

Of the loans restructured during the six months ended June 30, 2012, nine loans, totaling $2.3 million, were refinanced primarily to allow the borrowers to overcome current cash flow issues. Of these loans:

•	Three, totaling $1.6 million, were placed on 30-year amortizing schedules.

•	Another, of $46,000, was refinanced with additional collateral and provisioned with a specific valuation allowance for the entirety of the loan.

•	Five were placed on short term, low-rate notes to allow the borrowers to remain current while attempting to liquidate portions of the collateral, or recover. The sum of these five loans was $649,000.

For the three months ended June 30, 2012, three loans, totaling $175,000, were refinanced primarily to allow the borrowers to overcome current cash flow issues.  Of these loans:

•	Two were placed on short term, low-rate notes to allow the borrowers to remain current while attempting to liquidate portions of the collateral, or recover. The sum of these two was $147,000.

•	The last loan, in the amount of $28,000, was placed on a 30-year amortizing schedule.

Financial impact of these restructurings was immaterial to the financials of the Corporation at June 30, 2012.

One loan classified as troubled debt restructuring within the last twelve months defaulted during the three and six months ended June 30, 2012. This loan, for a single family residence, was foreclosed upon and is included in real estate owned as of June 30, 2012.  That property was sold subsequent to these financials, with a book loss of $1,000.  The restructured amount of the loan was $345,000 and the final sale price in July, 2012, was $304,000.  The remainder was recorded through the allowance for loan losses as a charge off in June.  The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

During the three-month period ended June 30, 2012, one loan, in the amount of $215,000, was removed from the list of troubled debt restructured.  This loan was originally restructured at an interest rate that was at or above the current market rate, has performed as agreed continuously for at least six months, and based upon internal review, is expected to perform as agreed through maturity of the loan with no further signs of financial difficulty by the borrower.

At June 30, 2012, five restructured loans, with a total principal balance of $1.6 million, which were originally placed on a nonaccrual status due to performance prior to restructuring, were returned to accrual status.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 8:  BUSINESS ACQUISITION

In the fourth quarter of 2011, the Corporation announced that it had entered into an agreement to merge the Bank with Dupont State Bank (“Dupont”), an Indiana commercial bank and wholly owned subsidiary of Citizens Union Bancorp of Shelbyville, Inc. (“Citizens”). At the effective time of the merger, the Corporation will pay Citizens $6,275,000 (the “Merger Consideration”) for its shares of Dupont. The transaction is anticipated to close in the third quarter of 2012, following receipt of the remaining regulatory approvals from the FDIC and the Board of Governors of the Federal Reserve System. The closing is subject to customary closing conditions.

After the combination, the surviving entity will be called “River Valley Financial Bank” and will operate as an Indiana-chartered commercial bank.

NOTE 9:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2011 consolidated condensed financial statements to conform to the June 30, 2012 presentation.

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

Effect of Current Events

The level of turmoil in the financial services industry continues to present unusual risks and challenges for the Corporation, as described below:

The Current Economic Environment. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for a prolonged period. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation. Over the last four years, Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system.

In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has made sweeping changes to the United States financial system. The Dodd-Frank Act eliminated the Office of Thrift Supervision (the “OTS”) as of July 21, 2011. The Dodd-Frank Act transferred to the Office of the Comptroller of the Currency (the “OCC”) all functions and all rulemaking authority of the OTS relating to federal savings associations. The Dodd-Frank Act also transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve”) all functions of the OTS relating to savings and loan holding companies and their non-depository institution subsidiaries. Thus, the Holding Company and all of its subsidiaries other than the Bank are now being supervised by the Federal Reserve. The Federal Reserve is also to regulate loans to insiders, transactions with affiliates, and tying arrangements. The OCC and the Federal Reserve have already published some regulations that will apply to the entities that they are to regulate for the first time, but otherwise, OTS guidance, orders, interpretations, and policies to which federal savings associations like the Bank and savings and loan holding companies like the Holding Company are subject are to remain in effect until they are suspended.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB has published proposed regulations on several of these topics, including minimum mortgage underwriting standards. In addition, the Federal Reserve and other federal bank regulatory agencies have issued a proposed rule under the Dodd-Frank Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Dodd-Frank Act. The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which we may sell mortgages we originate. At this time, we cannot predict the content of final CFPB and other federal agency regulations or the impact they might have on the Corporation’s financial results. The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Corporation’s compliance costs and litigation exposure.

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Corporation, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, continues to be uncertain.

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Corporation and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

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

Difficult Market Conditions Continue toAffect Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month or six-month periods ended June 30, 2012.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of June 30, 2012 and December 31, 2011, mortgage servicing rights had carrying values of $676,000 and $641,000 respectively. The December 31, 2011 amount included a $26,000 valuation allowance for impairment on certain pools of servicing rights as of that date. The June 30, 2012 amount included no valuation for impairment.

Financial Condition

At June 30, 2012, the Corporation’s consolidated assets totaled $408.4 million, a slight increase of $1.7 million, or 0.4%, from the December 31, 2011 total. The increase was the result of a $5.1 million increase in investment securities available for sale offset by a $3.2 million decrease in cash and cash equivalents and a slight decrease in the lending portfolio.  Investment securities available for sale by the Corporation increased $5.1 million, period to period, an overall increase of 4.9% from $104.7 million at December 31, 2011 to $109.8 million as of June 30, 2012. A portion of this increase in investments was attributable to mark-to-market changes on the  securities, with the unrealized gain on the Corporation’s portfolio increasing from $2.8 million at December 31, 2011 to $3.1 million at June 30 2012.

Liquidity for the Corporation continued to be strong, with the balances in cash and cash equivalents at $15.5 million as of June 30, 2012, as compared to balances of $18.7 million as of December 31, 2011. Amounts borrowed by the Corporation remained constant period to period at $65.2 million, with advances from the Federal Home Loan Bank the largest portion of those balances at $58.0 million, with an average cost of 3.55% at both dates. The Federal Home Loan Bank (FHLB) is the Corporation’s primary source of wholesale funding.

The difficult lending environment continued to challenge loan production for the Corporation. Total loans, net of the allowance for loan losses, decreased $1.1 million, or 0.4%, from $253.1 million at December 31, 2011 to $252.0 million at June 30, 2012. Over the six-month period, $1.4 million in non-performing loans moved from the portfolio into real estate held for sale, while sales of conventional mortgages into the secondary market remained strong. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the six months ended June 30, 2012 were $15.2 million. These sales compare to $7.9 million in sales for the six months ended June 30, 2011.

The Corporation’s consolidated allowance for loan losses totaled $3.5 million at June 30, 2012, a decrease of $482,000 from the $4.0 million total at December 31, 2011.  This decrease was primarily the result of a decrease in specific valuation allowances as $1.1 million of such valuations at December 31, 2011 were permanently charged off during the first quarter of 2012.  For the six-month period, $796,000 was expensed and placed in the provision for loan losses, $1.4 million in non-performing loans were charged off, and the reserve for specific valuation allowances decreased a net of $854,000.  The total allowance represented 1.38% of total loans as of June 30, 2012, as compared to 1.56% as of December 31, 2011, with the decrease primarily attributable to the aforementioned reduction in specific valuation allowances.  The portion of the allowance targeted for “general” losses (i.e., excluding specific valuation allowances), was $2.9 million at June 30, 2012 as compared to $2.6 million at December 31, 2011.  This general portion of the allowance, as a percentage of total loans, increased slightly, period to period, 1.13% at June 30, 2012, as compared to .98% at December 31, 2011.

Loans past due 30 days or more as of June 30, 2012 were $6.2 million, or 2.37% of total loans, as compared to $10.8 million, or 4.14%, at December 31, 2011.  The June 30, 2012 decrease was due primarily to loan foreclosures that resulted in the real estate held for sale and continuing improvement in the overall delinquency of the Corporation’s loan portfolio.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of June 30, 2012 were $10.6 million, as compared to $9.9 million at December 31, 2011. The increase, period to period, was primarily the result of loans reported as “troubled debt restructured” (TDR) which were performing as agreed at the report dates, but are included because of other inherent weaknesses. TDR loans included in total non-performing loans for these reasons were $5.2 million as of June 30, 2012, as compared to $1.7 million as of December 31, 2011.  Non-performing loans, which include troubled debt restructured loans on nonaccrual status, as a percent of total loans were 4.05% and 3.77%, respectively, for those periods.

Although management believes that its allowance for loan losses at June 30, 2012 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $305.5 million at June 30, 2012, a slight increase of $255,000, or 0.1%, from total deposits of $305.2 million at December 31, 2011. During the six-month period, noninterest bearing deposit accounts increased by 20.6%, or $5.0 million, while interest-bearing deposits decreased 1.7%, or $4.8 million. The change in deposits reflects movement from low yielding interest-bearing and maturity deposits to more fluid transactional deposits. The increases were distributed across all deposit types, with the greatest increase being in noninterest bearing checking accounts, an increase of $5.8 million, period to period.  The largest decrease, period to period, was in certificate of deposit accounts, which decreased $2.6 million over the period.   In the current rate environment, borrowers appeared to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings totaled $65.2 million at June 30, 2012 with no change from December 31, 2011. Of total borrowings at both dates, $58.0 million represented Federal Home Loan Bank (FHLB) advances with average rates of 3.55%. As of June 30, 2011, total borrowings at the FHLB were $55.0 million, at an average rate of 3.64%.

Other liabilities totaled $3.7 million at June 30, 2012, an increase of $856,000 from the December 31, 2011 balance of $2.8 million, primarily due to changes in escrowed balances and deferred tax liabilities.

Stockholders’ equity totaled $33.6 million at June 30, 2012, an increase of $676,000, or 2.1%, from the $33.0 million at December 31, 2011.  The increase was primarily due to net income of $1.3 million offset by dividends paid to common and preferred shareholders of $817,000, and a negligible change in the unrealized gains/losses on available for sale securities. Dividends to common shareholders for the six-month period were $.42 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2012, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

General

The Corporation’s net income for the six months ended June 30, 2012 totaled $1.3 million, a slight decrease of $139,000, or 9.8%, from net income reported for the six-month period ended June 30, 2011.  The change in income period to period was representative of the variety of changes that occurred over the period.  Total interest income decreased $264,000, or 3.0%, from $8.9 million for the six months ended June 30, 2011 to $8.6 million for the same period in 2012, as yields on the investment portfolio decreased and both yields and average balances in the loan portfolio decreased. Offsetting the decrease in interest income was a more dramatic decrease in interest expense, with interest expense for the six months ended June 30, 2012 of $2.6 million as compared to $2.9 million for the same period in 2011, a decrease of $367,000, or 12.5%, period to period, as deposit and borrowing costs of funds dropped from 1.59% at June 30, 2011 to 1.30% at June 30, 2012. Meanwhile, provision expense for the six-month period ended June 30, 2012 was $796,000 as compared to $848,000 for the same period in 2011, a decrease of $52,000, reflecting economic stabilization. Noninterest income, which includes income from the sale of loans into the secondary markets, net gains/losses on the sale of investments, net gains/losses on the disposal of other assets, and fee income from charges associated with overdrawn/non-sufficient fund deposit accounts (NSF fees), increased $393,000, period to period, while noninterest expense increased $797,000.  Overall, the two combined for a net decrease in income of $404,000.

Net Interest Income

Total interest income for the six months ended June 30, 2012 decreased $264,000, or 3.0%, from $8.9 million at June 30, 2011 to $8.6 million at June 30, 2012. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with slightly lower yields period to period, and higher average balances in the investment portfolio, at lower yields. The average yield on loans as of June 30, 2012 was 5.61% as compared to 5.90% a year earlier. Book yields on available-for-sale securities experienced more dramatic change, period to period, with the yield as of June 30, 2012 at 3.26% as compared to 3.42% at the same point in 2011. The effect of the decline in investment yields was mitigated by the increase in the volume of investments held, $109.8 million as of June 30, 2012 as compared to $90.3 million as of June 30, 2011.

Total interest expense for the same period decreased more significantly, $367,000, or 12.5%, from the $2.9 million reported at June 30, 2011 to $2.6 million at June 30, 2012. For the six months ended June 30, 2012, interest expense from deposits totaled $1.4 million while interest expense from borrowings totaled $1.2 million, as compared to $1.8 million and $1.2 million for the same period in 2011. Of the overall decrease in interest expense, $367,000 was attributable to interest expense on deposits, primarily due to the repricing of fixed-maturity deposits at constantly lowering rates, and to a lesser degree due to the changes in the deposit mix. The decrease in interest bearing maturity deposits, such as certificates of deposit and related increase in transactional deposits, many of which are noninterest bearing, benefited the Corporation through reduced interest expense. Over the same period, the Corporation experienced no change for interest expense on borrowings. The average rate paid on those borrowings increased slightly from 3.52% at June 30, 2011 to 3.55% at June 30, 2012, as $2.0 million in advances were repaid over the period. Borrowing at the FHLB as of June 30, 2012 totaled $58.0 million with an additional $44.0 million available by authorization of the board of directors of the Corporation.

Net interest income was $6.0 million for the six months ended June 30, 2012 and $5.9 million for the same period in 2011, with an increase period to period of $103,000, or 1.7%. This reflects the effects of increasing spread between interest-earning assets and interest-bearing liabilities, 3.48% as of June 30, 2012 as compared to 3.46% at the same point in 2011, combined with changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $796,000 provision for losses on loans for the six months ended June 30, 2012, as compared to $848,000 for the same period in 2011. The 2012 expense of $796,000 is an improvement over the annual expenses for 2010, of $2.6 million, and 2011, of $2.8 million. Delinquencies in total have declined as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.

Non-performing loans as of June 30, 2012 were $10.6 million, an increase of $1.8 million, from the $8.8 million at the same point in 2011. Of the total non-performing loans of $10.6 million at June 30, 2012, $5.4 million were less than 90 days past due, of which $5.2 million were troubled debt restructured loans.  Of the remainder, $5.2 million have been past due for 12 months or more, have been reduced by partial charge-off of confirmed losses or protected by specific reserve allocations, and are in the lengthy process of work out or foreclosure.  Non-performing loans of the Corporation average 431 days past due, emphasizing the fact that these are loans that have been moving slowly through the foreclosure process for the last few years. While management believes that the allowance for losses on loans is adequate at June 30, 2012, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $393,000, or 24.7%, during the six months ended June 30, 2012 to $2.0 million, as compared to the $1.6 million reported for the same period in 2011. The increase was due primarily to net gains on loan sales as well as net gains on sales of available-for-sale securities. These gains were offset by an increase in losses, period to period, on disposals of assets, primarily other real estate owned. Net losses on premises, equipment and other real estate owned were $394,000 for the six-month period ended June 30, 2012, as compared to $149,000 for the same period in 2011, a change of $245,000. These losses were offset by increases in income from merchant interchange fees, $220,000 for the six months ended June 30, 2012 as compared to $200,000 for the same period in 2011, increased gains on the sale of available-for-sale securities, $331,000 for the six months ended June 30, 2012 as compared to $165,000 for the same period in 2011, and gains on the sale of loans into the secondary market, primarily to Freddie Mac, $509,000 for the six months ended June 30, 2012 as compared to $229,000 for the same six months in 2011. While sales into the secondary market for the first six months of 2012 exceeded the same for 2011, this trend may not continue into the remainder of 2012 as origination of loans for sale are expected to decline as underwriting continues to be tight and refinance activity declines. The only other notable increase in other income for the six-month period was in fees and charges relative to deposit accounts, primarily overdraft fees, which increased $84,000, period to period, with the total income from these fees $998,000 for the six-month period ended June 30, 2012 as compared to $914,000 for the same period in 2011, primarily due to increased overdraft activity. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses experienced a notable change period to period, with a net increase of $797,000, or 16.4%, from June 30, 2011 to June 30, 2012. In general, increases were experienced in several financial statement lines. The most significant financial statement changes were:

•
Salaries and employee benefits, a 10.9% increase period to period, from $2.6 million for the six months ended June 30, 2011 to $2.9 million for the same period in 2012. This reflects the addition of branch personnel and increases in benefits including health insurance increases.

•
Acquisition expense relative to the pending acquisition of Dupont State Bank accounted for 15.6% of the increase in other expenses for a total of $124,000 for the six-month period ended June 30, 2012.  There were no similar expenses for the same period in the prior year.

•
Loan related expenses increased 307.7%, period to period, from $79,000 for the six-month period ended June 30, 2011 to $322,000 for the same period ended June 30, 2012.  This increase was due primarily to expenses paid on behalf of delinquent borrowers.

•
FDIC assessment costs dropped $76,000 for the six months ended June 30, 2012 as compared to the same period in 2011. This is a direct result of the change from a deposit-based premium calculation to an asset-based calculation, and decreased assessment rates.

•
Expenses related to mortgage servicing rights on loans sold into the secondary market increased, period to period, reflective of the increase in sales into the secondary market over the same periods.  The Corporation retains servicing on loans sold, and the rights relative to that servicing are capitalized and amortized over the life of the loan.

•	Other expenses increased primarily due to an increase in business services and postage expense.

Income Taxes

Tax expense of $293,000 was recorded for the six-month period ended June 30, 2012 as compared to $403,000 for the comparable period in 2011. For the 2012 period, the Corporation had pre-tax income of $1.6 million as compared to $1.8 million for the 2011 period. The effective tax rate was 18.6% for the six-month period ended June 30, 2012 as compared to 22.1% for the same period in 2011. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

General

The Corporation’s net income for the three months ended June 30, 2012 totaled $692,000, an increase of $70,000, or 11.3%, from the net income of $622,000 reported for the period ended June 30, 2011.  The increase in net income for the 2012 period as compared to 2011 was primarily attributable to lower interest expense on deposits, net realized gains on available-for-sale securities, and gains on loans sold in the secondary market offset by a decrease in interest income and an increase in other expenses.

During 2011, the Corporation realized strong income from the widening of the margin between interest-earning assets and interest-bearing liabilities.  This trend has somewhat stabilized, with net interest income nearly identical for the three-month periods, 2012 to 2011.  Total interest income for the three-month period ended June 30, 2012 was $4.2 million as compared to $4.3 million for the same period in 2011, a decrease of $104,000, or 2.4%.  Conversely, total interest expense for the three-month period ended June 30, 2012 was $1.3 million as compared to $1.5 million for the same period in 2011, a decrease of $202,000, or 13.8%.  Provision expense decreased $52,000 or 13.9% from $374,000 for the three months ended June 30, 2011 to $322,000 for the three months ended June 30, 2012.

Net Interest Income

Total interest income for the three months ended June 30, 2012 decreased $104,000, or 2.4%, from $4.3 million at June 30, 2011 to $4.2 million at June 30, 2012. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $202,000, or 13.8%, from the $1.5 million reported at June 30, 2011 to $1.3 million at June 30, 2012. For the three months ended June 30, 2012, interest expense from deposits totaled $679,000, as compared to $880,000 for the same period in 2011. The decrease was  primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts.  The cost of borrowing, period to period, was basically static as the increase in the average rate paid for borrowing from the Federal Home Loan Bank (FHLB), 3.52% as of June 30, 2011 compared to 3.55% at the same point in 2012, was offset by slightly lower average balances.

Net interest income was $3.0 million for the three-month period ended June 30, 2012 compared to $2.9 million for the same period in 2011, as decreases in interest income were offset by greater decreases in interest expense.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $322,000 provision for losses on loans for the three months ended June 30, 2012, $52,000 lower than the amount expensed for the same period in 2011.

Delinquencies in total have decreased as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of June 30, 2012 were $10.6 million, an increase of $703,000, from the $9.9 million reported at December 31, 2011, for the reasons discussed above.  Of the total non-performing loans of $10.6 million at June 30, 2012, approximately $5.2 million of the loans have been past due for 12 months or more, have been reduced by partial charge-off of confirmed losses or protected by specific valuation allocations, and are in the lengthy process of work out or foreclosure.  The remaining $5.4 million of the non-performing loans are less than 90 days past due.  Of these loans, $5.2 million are troubled debt restructured loans which are performing according to the terms of the restructured agreement, but reported as non-performing due to other inherent weaknesses.  While management believes that the allowance for losses on loans is adequate at June 30, 2012, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $425,000, or 63.1%, during the three months ended June 30, 2012 to $1.1 million, as compared to the $674,000 reported for the same period in 2011. The increase was due primarily to increases in income from the sale of loans into the secondary market, period to period. Gains on sales to the FHLMC (Freddie Mac) for the three months ending June 30, 2012 totaled $225,000 an increase of $157,000 over the $68,000 recorded for the same period ended June 30, 2011. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the three months ended June 30, 2012 were $6.1 million, down from fourth quarter 2011 sales of $11.2 million, but a strong increase over the $2.2 million recorded for the three-month period ended June 30, 2011.  Sales into the secondary market have been strong during the first six months of 2012 as consumers take advantage of record low interest rates.  Gains on the sale of available-for-sale investments also contributed $157,000 to the overall increase in other income, period to period, with gains of $197,000 for the three-month period ended June 30, 2012 as compared to $40,000 for the same period in 2011 as management took advantage of gain positions on investments with short-term maturities or call positions.  Other notable increases in other income, period to period, included service fees and charges, which includes income from ATM usage.  Service fees and charges increased to $501,000 for the three-month period ended June 30, 2012 from $460,000 for the comparable period in 2011, an increase of $41,000.  Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $477,000, or 19.8%, from June 30, 2011 to June 30, 2012. The most significant financial statement changes were:

•	Expenses associated with the pending acquisition of Dupont State Bank totaled $81,000 for the three- month period ended June 30, 2012. There were no such expenses for the comparable period in 2011.

•
Increased expense relative to the amortization of mortgage servicing rights for loans sold into the secondary market amounted to $68,000.  The Corporation retains servicing rights on loans sold to Freddie Mac.  These rights are capitalized at the point of sale and amortized over the life of the loan.  The increase, 2012 over 2011, is the result of the strong refinance activity during 2012.

•
Salaries and employee benefits, a 7.9% increase period to period, reflective of increased salary costs, including additional business development, lending, and investment advisory personnel, and increases in group insurance and retirement plan costs.

•
Loan related expenses increased due to an increase in expenses paid on behalf of delinquent borrowers, legal expenses related to problem loans and an increase in secondary market related expenses.  Loan related expenses increased from $44,000 for the three-month period ended June 30, 2011 to $117,000 for the three-month period ended June 30, 2012.

•
The cost associated with the FDIC assessment decreased by $34,000, or 27.9%, as the premium calculation was changed from a deposit base to an asset base. The overall premium rate decreased also, adding to the savings.

•	Other expenses increased primarily due to increases in business services and postage expense.

Income Taxes

Tax expense of $171,000 was recorded for the three-month period ended June 30, 2012 as compared to $143,000 for the comparable period in 2011. For the 2012 period, the Corporation had pre-tax income of $862,000 as compared to $765,000 for the 2011 period. The effective tax rate was 19.8% for the three-month period ended June 30, 2012 as compared to 18.7% for the same period in 2011. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 2012, the Bank had $58 million in such borrowings, with a $10 million overdraft line of credit immediately available. An additional $44 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $24 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At June 30, 2012, the Bank had commitments to fund loan originations of $5.4 million, unused home equity lines of credit of $20 million and unused commercial lines of credit of $12 million. Commitments to sell loans as of that date were $1.3 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

Beginning July 30, 2012, the Indiana Board for Depositories is requiring the Corporation to pledge 50% of the average daily balance of public funds held during each quarter.  This will result in an approximate pledge of securities in the amount of $30 million.

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

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2012: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*

* Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 14, 2012	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date August 14, 2012	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2012: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*
Attached

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