Form 10-Q
period 2012-09-30
RIVER VALLEY BANCORP
filed 2012-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of November 13, 2012, was 1,524,872.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$1,940	$1,881
Interest-bearing demand deposits	4,545	14,928
Federal funds sold	1,907	1,905
Cash and cash equivalents	8,392	18,714
Investment securities available for sale	112,201	104,689
Loans held for sale	1,358	87
Loans	257,622	257,099
Allowance for loan losses	(3,642)	(4,003)
Net loans	253,980	253,096
Premises and equipment, net	7,759	8,091
Real estate, held for sale	1,221	2,487
Federal Home Loan Bank stock	4,226	4,226
Interest receivable	2,160	1,996
Cash value of life insurance	10,086	9,855
Goodwill	79	79
Other assets	2,972	3,323
Total assets	$404,434	$406,643

Liabilities
Deposits
Noninterest-bearing	$31,807	$24,468
Interest-bearing	271,353	280,758
Total deposits	303,160	305,226
Borrowings	62,217	65,217
Interest payable	321	401
Other liabilities	4,065	2,842
Total liabilities	369,763	373,686

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,524,872 and 1,514,472 shares	7,691	7,523
Retained earnings	19,518	18,617
Accumulated other comprehensive income	2,462	1,817
Total stockholders’ equity	34,671	32,957
Total liabilities and stockholders’ equity	$404,434	$406,643

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$10,714	$11,215	$3,596	$3,732
Investment securities	2,105	2,037	687	711
Interest-earning deposits and other	120	107	40	36
Total interest income	12,939	13,359	4,323	4,479

Interest Expense
Deposits	2,039	2,633	638	864
Borrowings	1,766	1,775	592	600
Total interest expense	3,805	4,408	1,230	1,464

Net Interest Income	9,134	8,951	3,093	3,015
Provision for loan losses	1,064	2,297	268	1,449
Net Interest Income After Provision for Loan Losses	8,070	6,654	2,825	1,566

Other Income
Service fees and charges	1,554	1,431	557	516
Net realized gains on sale of available-for-sale securities	450	270	119	105
Net gains on loan sales	844	367	335	138
Interchange fee income	327	303	107	103
Increase in cash value of life insurance	231	242	77	81
Loss on premises, equipment and real estate held for sale	(566)	(683)	(172)	(533)
Other income	245	54	81	(15)
Total other income	3,085	1,984	1,104	395

Other Expenses
Salaries and employee benefits	4,295	3,945	1,395	1,329
Net occupancy and equipment expenses	1,069	1,069	359	363
Data processing fees	333	312	118	101
Advertising	294	318	93	128
Mortgage servicing rights	199	87	82	45
Office supplies	98	92	31	30
Professional fees	289	291	97	111
Federal Deposit Insurance Corporation assessment	257	290	90	47
Loan-related expenses	441	152	118	73
Acquisition expense	235	33	111	33
Other expenses	944	812	311	290
Total other expenses	8,454	7,401	2,805	2,550

Income (Loss) Before Income Tax	2,701	1,237	1,124	(589)
Income tax expense (benefit)	572	21	278	(382)

Net Income (Loss)	2,129	1,216	846	(207)
Preferred stock dividends	(272)	(272)	(91)	(91)
Net Income (Loss) Available to Common Stockholders	$1,857	$944	$755	$(298)

Basic earnings per common share	$1.23	$.62	$.50	$(.20)
Diluted earnings per common share	1.22	.62	.50	(.20)
Dividends per share	.63	.63	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)

Net income (loss)	$2,129	$1,216	$846	$(207)
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $503, $990, $275 and $424	933	1,805	511	770
Less: Reclassification adjustment for gains included in net income, net of tax expense of $162, $94, $45 and $38	288	176	74	67
	645	1,629	437	703
Comprehensive income	$2,774	$2,845	$1,283	$496

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Operating Activities
Net income	$2,129	$1,216
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,064	2,297
Depreciation and amortization	504	441
Investment securities gains	(450)	(270)
Loans originated for sale in the secondary market	(25,685)	(12,932)
Proceeds from sale of loans in the secondary market	25,017	13,020
Gain on sale of loans	(844)	(367)
Amortization of net loan origination cost	107	103
Loss on premises, equipment and real estate held for sale	566	683
Employee Stock Ownership Plan compensation	23	26
Net change in
Interest receivable	(164)	(9)
Interest payable	(80)	(87)
Prepaid Federal Deposit Insurance Corporation assessment	242	268
Other adjustments	1,036	(292)
Net cash provided by operating activities	3,465	4,097

Investing Activities
Proceeds from sale of FHLB Stock	-	270
Purchases of securities available for sale	(31,071)	(31,803)
Proceeds from maturities of securities available for sale	18,270	7,057
Proceeds from sales of securities available for sale	6,561	7,585
Net change in loans	(3,699)	3,602
Purchases of premises and equipment	(172)	(585)
Proceeds from sale of real estate acquired through foreclosure	2,373	893
Other investing activity	(62)	(182)
Net cash used in investing activities	(7,800)	(13,163)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	2,134	6,046
Certificates of deposit	(4,200)	6,753
Proceeds from borrowings	-	15,000
Repayment of borrowings	(3,000)	(15,000)
Cash dividends	(1,226)	(1,226)
Proceeds from exercise of stock options	140	-
Acquisition of stock for stock benefit plans	-	(16)
Advances by borrowers for taxes and insurance	165	126
Net cash provided by (used in) financing activities	(5,987)	11,683

Net Change in Cash and Cash Equivalents	(10,322)	2,617
Cash and Cash Equivalents, Beginning of Period	18,714	16,788
Cash and Cash Equivalents, End of Period	$8,392	$19,405

Additional Cash Flows and Supplementary Information
Interest paid	$3,885	$4,495
Income tax paid, net of refunds	309	388
Transfers to real estate held for sale	1,643	4,311

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2011. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$1,857	1,515,587	$1.23	$944	1,514,472	$.62

Effect of dilutive RRP awards and stock options		2,021			2,034

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,857	1,517,608	$1.22	$944	1,516,506	$.62

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income (Loss) available to common stockholders	$755	1,517,793	$.50	$(298)	1,514,472	$(.20)

Effect of dilutive RRP awards and stock options		2,378			-

Diluted earnings per share
Income (Loss) available to common stockholders and assumed conversions	$755	1,520,171	$.50	$(298)	1,514,472	$(.20)

Net income for the nine-month period ending September 30, 2012, of $2,129,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,857,000. For the nine-month period ending September 30, 2011, net income of $1,216,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $944,000.

Net income for the three-month period ending September 30, 2012, of $846,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $755,000. For the three-month period ending September 30, 2011, net loss of $207,000 was increased by $91,000 for dividends on preferred stock in the same period, to arrive at a loss of $298,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.  In addition, for the three months ended September 30, 2011, options to purchase 8,400 shares and 19,000 shares at exercise prices of $13.25 and $14.56 per share were also outstanding and were not included in the computation of diluted earnings per share due to the net loss reported for that period.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011, respectively.

		September 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$37,990	$-	$37,990	$-
State and municipal	32,132	-	32,132	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	38,461	-	38,461	-
Corporate	3,618	-	2,436	1,182
Total	$112,201	$-	$111,019	$1,182

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$37,917	$-	$37,917	$-
State and municipal	28,715	-	28,715	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,697	-	34,697	-
Corporate	3,360	-	2,270	1,090
Total	$104,689	$-	$103,599	$1,090

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements using significant unobservable (Level 3) inputs for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011:

	Available-For-Sale Securities
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited; In Thousands)

Beginning balance	$1,090	$936

Total realized and unrealized gains and losses
Amortization included in net income	6	6
Unrealized gains included in other comprehensive income	105	231
Purchases	-	-
Pay downs	(19)	(10)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,182	$1,163
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-For-Sale Securities
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(Unaudited; In Thousands)

Beginning balance	$1,146	$1,169

Total realized and unrealized gains and losses
Amortization included in net income	2	3
Unrealized gains (losses) included in other comprehensive income	46	(6)
Purchases	-	-
Pay downs	(12)	(3)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,182	$1,163
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		September 30, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Impaired loans	$4,643	$-	$-	$4,643
Real estate held for sale	936	-	-	936

		December 31, 2011
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$5,611	$-	$-	$5,611
Real estate held for sale	752	-	-	752

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

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring and nonrecurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$4,643	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$ 936	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Pooled Trust Preferred	$1,182	Discounted cash flows	*Default probability	2.81%-4.93%
			*Loss, given default	100%
			*Asset correlation	30%-50%
			*Recovery rate	0%
			*Prepayment rate	0%

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and the fair values of the Corporation’s financial instruments at December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
September 30, 2012:
Assets
Cash and cash equivalents	$8,392	$8,392	$-	$-
Investment securities available for sale	112,201	-	111,019	1,182
Loans, held for sale	1,358	-	1,358	-
Loans, net of allowance for losses	253,980	-	-	274,438
Stock in Federal Home Loan Bank	4,226	-	4,226	-
Interest receivable	2,160	-	2,160
Liabilities
Deposits	303,160	-	305,120	-
Borrowings	62,217	-	58,982	6,651
Interest payable	321	-	321	-

	Carrying Amount	Fair Value
	(In Thousands)
December 31, 2011:
Assets
Cash and cash equivalents	$18,714	$18,714
Investment securities available for sale	104,689	104,689
Loans, held for sale	87	87
Loans, net of allowance for losses	253,096	260,907
Stock in Federal Home Loan Bank	4,226	4,226
Interest receivable	1,996	1,996
Liabilities
Deposits	305,226	309,156
Borrowings	65,217	68,546
Interest payable	401	401

NOTE 5:  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale Securities
Federal agencies	$37,099	$891	$-	$37,990
State and municipal	30,022	2,114	(4)	32,132
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	37,142	1,325	(6)	38,461
Corporate	4,127	57	(566)	3,618
Total investment securities	$108,390	$4,387	$(576)	$112,201

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$37,107	$844	$(34)	$37,917
State and municipal	27,076	1,663	(24)	28,715
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	33,565	1,138	(6)	34,697
Corporate	4,115	-	(755)	3,360
Total investment securities	$101,863	$3,645	$(819)	$104,689

The amortized cost and fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$5,358	$5,415
One to five years	21,945	22,670
Five to ten years	25,736	26,671
After ten years	18,209	18,984
	71,248	73,740
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	37,142	38,461
Totals	$108,390	$112,201

No securities were pledged at September 30, 2012 or at December 31, 2011 to secure FHLB advances. Securities with a carrying value of $47,628,000 and $14,562,000 were pledged at September 30, 2012 and December 31, 2011 to secure public deposits and for other purposes as permitted or required by law.

Beginning July 30, 2012 the Indiana Board for Depositories required the Corporation to pledge securities equal to 50% of the average daily balance of public funds as reported each quarter. Of the total pledged at September 30, 2012, $33,979,000 was for this purpose. The requirement was removed effective October 2012.

Proceeds from sales of securities available for sale during the nine-month periods ended September 30, 2012 and September 30, 2011 were $6,561,000 and $7,585,000. Gross gains of $450,000 and $270,000 resulting from sales and calls of available-for-sale securities were realized for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. No losses were recorded for the nine-month periods ended September 30, 2012 or September 30, 2011. Proceeds from sales of securities available for sale during the three-month periods ended September 30, 2012 and September 30, 2011 were $1,740,000 and $4,251,000. Gross gains of $119,000 and $105,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended September 30, 2012 and September 30, 2011, respectively. No losses were recorded for the three-month periods ended September 30, 2012 or September 30, 2011.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2012 was $3,123,000, which is approximately 2.78% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2011 was $10,869,000, which represented 10.4% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

State and municipal	$645	$(4)	$-	$-	$645	$(4)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	1,296	(6)	-	-	1,296	(6)
Corporate	-	-	1,182	(566)	1,182	(566)

Total temporarily impaired securities	$1,941	$(10)	$1,182	$(566)	$3,123	$(576)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$4,991	$(34)	$-	$-	$4,991	$(34)
State and municipal	733	(20)	773	(4)	1,506	(24)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	1,012	(6)	-	-	1,012	(6)
Corporate	2,270	(84)	1,090	(671)	3,360	(755)

Total temporarily impaired securities	$9,006	$(144)	$1,863	$(675)	$10,869	$(819)

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Government- Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at September 30, 2012 of $513,000 and $53,000, respectively. At December 31, 2011, the unrealized losses on these two investments were $412,000 and $259,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.6% of the book value of the Corporation’s investment portfolio and approximately 1.1% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at September 30, 2012.

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

The following table presents the breakdown of loans as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In Thousands)
Residential real estate
Construction	$6,753	$8,308
One-to-four family residential	111,330	111,198
Multi-family residential	18,267	18,582
Nonresidential real estate and agricultural land	101,512	83,284
Land (not used for agricultural purposes)	16,540	19,081
Commercial	19,414	17,349
Consumer and other	3,668	3,840
	277,484	261,642
Unamortized deferred loan costs	490	481
Undisbursed loans in process	(20,352)	(5,024)
Allowance for loan losses	(3,642)	(4,003)
Total loans	$253,980	$253,096

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

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of September 30, 2012 and December 31, 2011.

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)

Three Months Ended September 30, 2012 Balances at beginning of period:	$4	$1,390	$283	$1,091	$730	$8	$15	$3,521
Provision for losses	22	(13)	5	301	(145)	82	16	268
Loans charged off	-	(32)	-	(102)	-	-	(20)	(154)
Recoveries on loans	-	-	-	3	-	-	4	7
Balances at end of period	$26	$1,345	$288	$1,293	$585	$90	$15	$3,642

Nine Months Ended September 30, 2012 Balances at beginning of period:	$23	$1,986	$65	$822	$993	$70	$44	$4,003
Provision for losses	(1)	273	223	599	(68)	20	18	1,064
Loans charged off	-	(994)	-	(131)	(340)	-	(65)	(1,530)
Recoveries on loans	4	80	-	3	-	-	18	105
Balances at end of period	$26	$1,345	$288	$1,293	$585	$90	$15	$3,642

As of September 30, 2012 Allowance for losses:
Individually evaluated for impairment:	$-	$184	$195	$45	$196	$-	$-	$620
Collectively evaluated for impairment:	26	1,161	93	1,248	389	90	15	3,022
Balances at end of period	$26	$1,345	$288	$1,293	$585	$90	$15	$3,642
Loans:
Individually evaluated for impairment:	$121	$5,176	$1,118	$3,824	$4,429	$573	$14	$15,255
Collectively evaluated for impairment:	6,632	106,154	17,149	97,688	12,111	18,841	3,654	262,229
Balances at end of period	$6,753	$111,330	$18,267	$101,512	$16,540	$19,414	$3,668	$277,484

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)

Three Months Ended September 30, 2011 Balances at beginning of period:	$32	$1,088	$108	$1,226	$959	$113	$63	$3,589
Provision for losses	(11)	675	23	69	690	(27)	30	1,449
Loans charged off	-	(116)	-	(381)	(736)	-	(34)	(1,267)
Recoveries on loans	-	-	-	-	-	-	9	9
Balances at end of period	$21	$1,647	$131	$914	$913	$86	$68	$3,780
Nine Months Ended September 30, 2011 Balances at beginning of period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(14)	1,354	(7)	290	755	(71)	(10)	2,297
Loans charged off	-	(453)	-	(1,008)	(818)	-	(77)	(2,356)
Recoveries on loans	-	-	-	-	-	-	33	33
Balances at end of period	$21	$1,647	$131	$914	$913	$86	$68	$3,780

	Residential
	Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
	(In Thousands)

As of December 31, 2011
Allowance for losses:
Individually evaluated for impairment:	$-	$913	$-	$-	$519	$-	$-	$1,432
Collectively evaluated for impairment:	23	1,073	65	822	474	70	44	2,571
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003

Loans:
Individually evaluated for impairment:	$-	$6,331	$1,966	$3,705	$4,972	$271	$17	$17,262
Collectively evaluated for impairment:	8,308	104,867	16,616	79,579	14,109	17,078	3,823	244,380
Balances at end of period	$8,308	$111,198	$18,582	$83,284	$19,081	$17,349	$3,840	$261,642

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of September 30, 2012 and December 31, 2011:

September 30, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction	$6,753	$6,632	$-	$121	$-
1-4 family residential	111,330	101,551	3,684	6,095	-
Multi-family residential	18,267	17,150	-	1,117	-
Nonresidential	101,512	94,057	3,606	3,849	-
Land	16,540	11,818	258	4,464	-
Commercial	19,414	18,790	3	621	-
Consumer	3,668	3,654	-	14	-
Total Loans	$277,484	$253,652	$7,551	$16,281	$-

December 31, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction	$8,308	$8,308	$-	$-	$-
1-4 family residential	111,198	100,827	2,891	7,429	51
Multi-family residential	18,582	16,616	-	1,966	-
Nonresidential	83,284	75,966	3,441	3,877	-
Land	19,081	13,457	505	5,119	-
Commercial	17,349	16,685	329	335	-
Consumer	3,840	3,796	22	22	-
Total Loans	$261,642	$235,655	$7,188	$18,748	$51

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

The following tables present the Corporation’s loan portfolio aging analysis as of September 30, 2012 and December 31, 2011:

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(Unaudited; In Thousands)

Construction	$-	$-	$-	$-	$6,753	$6,753	$-
1-4 family residential	631	118	659	1,408	109,922	111,330	-
Multi-family residential	-	-	-	-	18,267	18,267	-
Nonresidential	149	-	1,300	1,449	100,063	101,512	-
Land	-	-	2,511	2,511	14,029	16,540	-
Commercial	68	500	308	876	18,538	19,414	-
Consumer	9	6	2	17	3,651	3,668	-
	$857	$624	$4,780	$6,261	$271,223	$277,484	$-

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Total Loans 90 Days and Accruing
	(In Thousands)

Construction	$335	$-	$-	$335	$7,973	$8,308	$-
1-4 family residential	1,172	26	2,946	4,144	107,054	111,198	-
Multi-family residential	-	-	-	-	18,582	18,582	-
Nonresidential	949	105	1,831	2,885	80,399	83,284	-
Land	8	-	3,080	3,088	15,993	19,081	-
Commercial	41	-	297	338	17,011	17,349	-
Consumer	44	-	3	47	3,793	3,840	-
	$2,549	$131	$8,157	$10,837	$250,805	$261,642	$-

The following table presents the Corporation’s nonaccrual loans as of September 30, 2012 and December 31, 2011, which includes both non-performing troubled debt restructured and loans delinquent 90 days or more.

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In Thousands)
Residential real estate
Construction	$121	$-
One-to-four family residential	2,781	4,304
Multi-family residential	1,117	-
Nonresidential real estate and agricultural land	2,214	2,161
Land (not used for agricultural purposes)	4,429	3,080
Commercial	508	297
Consumer and other	-	21
Total nonaccrual loans	$11,170	$9,863

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of September 30, 2012 (unaudited; in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction	$121	$212	$-
1-4 family residential	4,234	4,544	-
Multi-family residential	55	55	-
Nonresidential	3,738	4,867	-
Land	2,543	2,963	-
Commercial	573	651	-
Consumer	14	14	-
	$11,278	$13,306	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction	$-	$-	$-
1-4 family residential	942	942	184
Multi-family residential	1,063	1,063	195
Nonresidential	86	231	45
Land	1,886	1,886	196
Commercial	-	-	-
Consumer	-	-	-
	$3,977	$4,122	$620

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction	$121	$212	$-
1-4 family residential	5,176	5,486	184
Multi-family residential	1,118	1,118	195
Nonresidential	3,824	5,098	45
Land	4,429	4,849	196
Commercial	573	651	-
Consumer	14	14	-
	$15,255	$17,428	$620

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

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months and nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction	$77	$1	$180	$1
1-4 family residential	6,231	134	5,904	206
Multi-family residential	759	6	1,978	54
Nonresidential	3,831	55	4,708	120
Land	4,539	-	6,442	86
Commercial	476	16	542	10
Consumer	15	1	7	-
	$15,928	$213	$19,761	$477

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction	$185	$1	$169	$-
1-4 family residential	5,142	37	6,376	91
Multi-family residential	1,117	1	2,317	32
Nonresidential	4,083	21	4,758	49
Land	4,456	-	6,821	11
Commercial	517	1	342	2
Consumer	14	1	19	1
	$15,514	$62	$20,802	$186

For the three months and nine months ended September 30, 2012 and 2011, interest income recognized on a cash basis included above was immaterial.

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $6.0 million at September 30, 2012. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present information regarding troubled debt restructurings by class for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011.

	At September 30, 2012		For the Three-Month Period Ended September 30, 2012				For the Nine-Month Period Ended September 30, 2012
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)
Residential Real Estate
Construction	1	$121	1	$121	$76	$100	1	$121	$76	$100
One-to-four family residential	11	4,113	-	-	-	-	5	1,047	1,204	1,249
Multi-family residential	1	1,063	-	-	-	-	1	1,063	1,068	1,082
Nonresidential real estate and agricultural land	5	2,323	-	-	-	-	-	-	-	-
Land not agricultural	1	1,886	-	-	-	-	-	-	-	-
Commercial	6	226	3	41	33	41	5	205	202	211
Consumer	1	14	-	-	-	-	-	-	-	-
	26	$9,746	4	$162	$109	$141	12	$2,436	$2,550	$2,642

	At September 30, 2011		For the Three-Month Period Ended September 30, 2011				For the Nine-Month Period Ended September 30, 2011
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)
Residential Real Estate
Construction	-	$-	-	$-	$-	$-	-	$-	$-	$-
One-to-four family residential	8	3,197	2	1,003	1,005	1,003	2	1,003	1,005	1,003
Multi-family residential	1	1,974	-	-	-	-	1	1,974	1,735	1,987
Nonresidential real estate and agricultural land	4	2,076	-	-	-	-	1	956	1,118	956
Land not agricultural	1	2,137	-	-	-	-	-	-	-	-
Commercial	2	71	-	-	-	-	1	23	46	46
Consumer	1	19	-	-	-	-	1	19	19	19
	17	$9,474	2	$1,003	$1,005	$1,003	6	$3,975	$3,923	$4,011

Of the loans restructured during the nine months ended September 30, 2012, twelve loans, totaling $2,436,000, were refinanced primarily to allow the borrowers to overcome current cash flow issues. Of these loans:

•	Three, totaling $1,589,000, were placed on 30-year amortizing schedules.

•	Another, of $38,000, was refinanced with additional collateral and provisioned with a specific valuation allowance for the entirety of the loan.

•
Eight were placed on short term, low-rate notes to allow the borrowers to remain current while attempting to liquidate portions of the collateral, or recover. The sum of these eight loans was $809,000.

For the three months ended September 30, 2012, four loans, totaling $162,000, were refinanced primarily to allow the borrowers to overcome current cash flow issues. Of these loans:

•	Four were placed on short term, low-rate notes to allow the borrowers to remain current while attempting to liquidate portions of the collateral, or recover. The sum of these four was $162,000.

Financial impact of these restructurings was immaterial to the financials of the Corporation at September 30, 2012.

One loan classified as troubled debt restructuring within the last twelve months defaulted during the nine months ended September 30, 2012. This loan, for a single family residence, was foreclosed upon and was included in real estate owned as of June 30, 2012. That property was subsequently sold with a book loss of $1,000. The restructured amount of the loan was $345,000 and the final sale price in July, 2012, was $304,000. The remainder was recorded through the allowance for loan losses as a charge off in June. The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

At September 30, 2012, eight restructured loans, with a total principal balance of $1.8 million, which were originally placed on a nonaccrual status due to performance prior to restructuring, were returned to accrual status.

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

NOTE 8:  BUSINESS ACQUISITION

In the fourth quarter of 2011, the Corporation announced that it had entered into an agreement to merge the Bank with Dupont State Bank (“Dupont”), an Indiana commercial bank and wholly owned subsidiary of Citizens Union Bancorp of Shelbyville, Inc. (“Citizens”). At the effective time of the merger, the Corporation will pay Citizens $5,700,000 (the “Merger Consideration”) for its shares of Dupont. The transaction was anticipated to close in the third quarter of 2012, but the remaining regulatory approvals from the FDIC and the Board of Governors of the Federal Reserve System were still pending at September 30, 2012. Since then, the transaction has received the approvals, and the transaction is anticipated to close by November 9, 2012. The closing is subject to customary closing conditions.

After the combination, the surviving entity will be called “River Valley Financial Bank” and will operate as an Indiana-chartered commercial bank.

NOTE 9:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2011 consolidated condensed financial statements to conform to the September 30, 2012 presentation.

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

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Corporation, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act also provided for unlimited deposit insurance coverage for noninterest-bearing transaction accounts, but this provision is scheduled to expire on December 31, 2012, and so far has not been renewed. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, continues to be uncertain.

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through October 22, 2012.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month or nine-month periods ended September 30, 2012.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of September 30, 2012 and December 31, 2011, mortgage servicing rights had carrying values of $683,000 and $641,000 respectively. The December 31, 2011 amount included a $26,000 valuation allowance for impairment on certain pools of servicing rights as of that date. The September 30, 2012 amount included no valuation for impairment.

Financial Condition

At September 30, 2012, the Corporation’s consolidated assets totaled $404.4 million, a slight decrease of $2.2 million, or 0.5%, from the December 31, 2011 total. The change was the result of a $10.3 million decrease in cash and cash equivalents, $8.4 million as of September 30, 2012, as compared to $18.7 million as of December 31, 2011 and decreased levels of real estate held as a result of foreclosure (REO), $1.2 million at September 30, 2012 as compared to $2.5 million at December 31, 2011. These decreases were partially offset by a $7.5 million increase in available-for-sale investment securities, increased balances in loans held for sale, and decreased balances held in the allowance for loan losses. Investment securities available for sale by the Corporation increased $7.5 million, period to period, an overall increase of 7.2% from $104.7 million at December 31, 2011 to $112.2 million as of September 30, 2012. A portion of this increase in investments was attributable to mark-to-market changes on the securities, with the unrealized gain on the Corporation’s portfolio increasing from $2.8 million at December 31, 2011 to $3.8 million at September 30 2012. Loans held for sale increased from $87,000 as of December 31, 2011 to $1.4 million as of September 30, 2012. Lastly, the balance held in the allowance for loan losses, $4.0 million as of December 31, 2011, decreased to $3.6 million as of September 30, 2012, primarily as a result of the first quarter 2012 charge off of previously expensed specific valuation allowances.

A portion of the decrease in cash and cash equivalents, period to period, was due to the repayment of borrowings by the Corporation, with a slight decrease period to period from $65.2 million as of December 31, 2011 to $62.2 million at September 30, 2012. Advances from the Federal Home Loan Bank comprised the largest portion of those balances at $55.0 million for the period ended September 30, 2012 compared to $58.0 million at December 31, 2011, with a slight increase in the average cost at 3.69% compared to 3.55% period to period. The Federal Home Loan Bank (FHLB) is the Corporation’s primary source of wholesale funding.

The difficult lending environment continued to challenge loan production for the Corporation. Total loans, net of the allowance for loan losses, increased $884,000, or 0.3%, from $253.1 million at December 31, 2011 to $254.0 million at September 30, 2012. Over the nine-month period, $1.6 million in non-performing loans moved from the portfolio into real estate held for sale, while sales of conventional mortgages into the secondary market remained strong. Sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the nine months ended September 30, 2012 were $24.4 million. These sales compare to $12.8 million in sales for the nine months ended September 30, 2011. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.

The Corporation’s consolidated allowance for loan losses totaled $3.6 million at September 30, 2012, a decrease of $361,000 from the $4.0 million total at December 31, 2011. This decrease was primarily the result of a decrease in specific valuation allowances (SVAs) as $855,000 of SVAs held at December 31, 2011 were permanently charged off during the first quarter of 2012. For the nine-month period ended September 30, 2012, $1.1 million was expensed and placed in the provision for loan losses and $1.5 million in non-performing loans were charged off, approximately half of which were provisioned for loss in prior periods by the previously mentioned SVAs. The total allowance represented 1.41% of total loans as of September 30, 2012, as compared to 1.56% as of December 31, 2011, with the decrease primarily attributable to the aforementioned reduction in SVAs. The portion of the allowance targeted for “general” losses (i.e., excluding SVAs), was $3.0 million at September 30, 2012 as compared to $2.6 million at December 31, 2011. This general portion of the allowance, as a percentage of total loans, increased period to period, 1.16% at September 30, 2012, as compared to 1.00% at December 31, 2011.

Loans past due 30 days or more as of September 30, 2012 were $6.3 million, or 2.26% of total loan receivables, as compared to $10.8 million, or 4.14%, at December 31, 2011. The same delinquency, as a percent of gross loans (i.e. non-inclusive of loans in process or deferred loan fees/costs) would be 2.43% and 4.22%, respectively. The September 30, 2012 decrease was due primarily to culmination of long running loan foreclosures that resulted in the real estate held for sale and to continuing improvement in the overall delinquency of the Corporation’s loan portfolio.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of September 30, 2012 were $11.2 million, as compared to $9.9 million at December 31, 2011. The increase, period to period, was primarily the result of loans reported as “troubled debt restructured” (TDR) which were performing as agreed at the report dates, but are included because of other inherent weaknesses. TDR loans included in total non-performing loans that were less than 90 days past due were $6.0 million as of September 30, 2012, as compared to $1.7 million as of December 31, 2011. Non-performing loans, which include troubled debt restructured loans on nonaccrual status, as a percent of gross loans were 4.34% and 3.84%, respectively, for those periods.

Although management believes that its allowance for loan losses at September 30, 2012 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $303.1 million at September 30, 2012, a decrease of $2.1 million, or 0.7%, from total deposits of $305.2 million at December 31, 2011. During the nine-month period, noninterest bearing deposit accounts increased by 30%, or $7.3 million, while interest-bearing deposits decreased 3.3%, or $9.4 million. The change in deposits reflects movement from low yielding interest-bearing and maturity deposits to more fluid transactional deposits. The increases were distributed across all deposit types, with the greatest increase being the increase in noninterest bearing checking accounts, of $7.3 million. The largest decrease, period to period, was in certificate of deposit accounts, which decreased $4.2 million over the period. In the current rate environment, borrowers appeared to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings by the Corporation decreased slightly period to period from $65.2 million as of December 31, 2011 to $62.2 million at September 30, 2012, as discussed earlier.

Other liabilities totaled $4.1 million at September 30, 2012, an increase of $1.3 million from the December 31, 2011 balance of $2.8 million, primarily due to changes in escrowed balances, accrued expenses, and increased tax liabilities.

Stockholders’ equity totaled $34.7 million at September 30, 2012, an increase of $1.7 million, or 5.2%, from the $33.0 million at December 31, 2011. The increase was primarily due to net income of $2.1 million offset by dividends paid to common and preferred shareholders of $1.2 million and a $645,000 increase in the unrealized gains on available-for-sale securities. Dividends to common shareholders for the nine-month period were $.63 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2012, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General

The Corporation’s net income for the nine months ended September 30, 2012 totaled $2.1 million, an increase of $913,000, or 75.1%, from net income reported for the nine-month period ended September 30, 2011. The change in income period to period was representative of the variety of changes that occurred over the period. Total interest income decreased $420,000, or 3.1%, from $13.4 million for the nine months ended September 30, 2011 to $12.9 million for the same period in 2012, as yields on the investment portfolio decreased and both yields and average balances in the loan portfolio decreased. Offsetting the decrease in interest income was a more dramatic decrease in interest expense, with interest expense for the nine months ended September 30, 2012 of $3.8 million as compared to $4.4 million for the same period in 2011, a decrease of $603,000, or 13.7%, period to period, as deposit and borrowing costs of funds dropped from 1.52% at September 30, 2011 to 1.24% at September 30, 2012. Meanwhile, provision expense for the nine-month period ended September 30, 2012 was $1.1 million as compared to $2.3 million for the same period in 2011, a decrease of $1.2 million, reflecting improving trends in delinquency and declining charge-off activity. Noninterest income, which includes income from the sale of loans into the secondary markets, net gains/losses on the sale of investments, net gains/losses on the disposal of other assets, and fee income from charges associated with overdrawn/non-sufficient fund deposit accounts (NSF fees), increased $1.1 million, period to period, while noninterest expense increased $1.1 million. Overall, the two combined for a net increase in noninterest income of $49,000.

Net Interest Income

Total interest income for the nine months ended September 30, 2012 decreased $420,000, or 3.1%, from $13.4 million at September 30, 2011 to $12.9 million at September 30, 2012. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with slightly lower yields period to period, and higher average balances in the investment portfolio, at lower yields. The average yield on loans as of September 30, 2012 was 5.53% as compared to 5.82% a year earlier. Book yields on available-for-sale securities experienced more dramatic change, period to period, with the book yield as of September 30, 2012 at 2.71% as compared to 3.18% at the same point in 2011. This decrease in book yield was exacerbated by additional decreases due to accelerated amortization on asset-backed securities. These securities, affected by faster than anticipated prepayment speeds on the underlying mortgages, effectively yielded 2.52%, rather than the book of 2.71%. Similar yields for the nine months ended September 30, 2011 were 3.07% and 3.17%, respectively. The effect of the decline in investment yields was mitigated by the increase in the volume of investments held, $112.2 million as of September 30, 2012 as compared to $95.1 million as of September 30, 2011.

Total interest expense for the same period decreased more significantly, $603,000, or 13.7%, from the $4.4 million reported at September 30, 2011 to $3.8 million at September 30, 2012. For the nine months ended September 30, 2012, interest expense from deposits totaled $2.0 million while interest expense from borrowings totaled $1.8 million, as compared to $2.6 million and $1.8 million for the same period in 2011. Of the overall decrease in interest expense, $594,000 was attributable to interest expense on deposits, primarily due to the repricing of fixed-maturity deposits at constantly lowering rates, and to a lesser degree due to the changes in the deposit mix. The decrease in interest-bearing maturity deposits, such as certificates of deposit, and related increase in transactional deposits, many of which are noninterest bearing, benefited the Corporation through reduced interest expense. Net interest income was $9.1 million for the nine months ended September 30, 2012 and $8.9 million for the same period in 2011, with an increase period to period of $183,000, or 2%. The spread between interest-earning assets and interest-bearing liabilities, 3.36% as of September 30, 2012 as compared to 3.34% at the same point in 2011, demonstrates the combined effect of changes in the mix of the underlying assets and liabilities.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $1.1 million provision for losses on loans for the nine months ended September 30, 2012, as compared to $2.3 million for the same period in 2011. Details regarding charge-off activity for the nine-month period ended September 30, 2012, are provided in the Financial Condition section. In summary, charge offs for the nine-month period ended September 30, 2012, after reduction for previously provisioned reserves (SVAs), total $531,000, as compared to $2.1 million for the same period in 2011. Delinquencies in total have declined as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.

Non-performing loans as of September 30, 2012 were $11.2 million, an increase of $1.2 million, from the $10.0 million at the same point in 2011. Of the total non-performing loans of $11.2 million at September 30, 2012, $6.4 million were less than 90 days past due, of which $6.0 million were performing troubled loans restructured, reported as non-performing due to other inherent weaknesses. The same data for the period ended December 31, 2011 included only $1.7 million in similar troubled debt restructured, and for September 30, 2011 the total was slightly less than $2.0. Loans of the Corporation past due more than 90 days average 382 days past due, emphasizing the fact that these are loans that have been moving slowly through the foreclosure process for the last few years. While management believes that the allowance for losses on loans is adequate at September 30, 2012, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $1.1 million, or 55.5%, during the nine months ended September 30, 2012 to $3.1 million, as compared to the $2.0 million reported for the same period in 2011. The increase was due primarily to net gains on loan sales as well as net gains on sales of available-for-sale securities. Gains on the sale of loans into the secondary market, primarily to Freddie Mac, $844,000 for the nine months ended September 30, 2012 as compared to $367,000 for the same nine months in 2011, reflected the impact of continued decreases in interest rates, as rates on Freddie Mac 15 year mortgage dropped to 3.25% for qualified borrowers. While sales into the secondary market for the first nine months of 2012 exceeded the same for 2011, this trend may not continue into 2013 as originations of loans for sale are expected to decline as underwriting continues to be tight and refinance demand is expected to decline. Gains on the sale of available-for-sale securities, $450,000 for the nine months ended September 30, 2012 as compared to $270,000 for the same period in 2011, reflected management’s decision to exchange rapidly amortizing asset-backed investments, and other investments with embedded option, for investments with a more predictable cash flow. The only other notable increase in other income for the nine-month period was in fees and charges relative to deposit accounts, primarily overdraft fees, which increased $123,000, period to period, with the total income from these fees $1.6 million for the nine-month period ended September 30, 2012 as compared to $1.4 million for the same period in 2011, primarily due to increased overdraft activity. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses experienced a notable change period to period, with a net increase of $1.1 million, or 14.2%, from September 30, 2011 to September 30, 2012. In general, increases were experienced in several financial statement lines. The most significant financial statement changes were:

•
Salaries and employee benefits, an 8.9% increase period to period, from $3.9 million for the nine months ended September 30, 2011 to $4.3 million for the same period in 2012. This reflects the addition of branch personnel and increases in benefits including health insurance increases.

•
Acquisition expense relative to the pending acquisition of Dupont State Bank accounted for 19.3% of the increase in other expenses for a total of $235,000 for the nine-month period ended September 30, 2012 compared to $33,000 for the same period in 2011.

•
Loan related expenses increased 190.0%, period to period, from $152,000 for the nine-month period ended September 30, 2011 to $441,000 for the same period ended September 30, 2012. This increase was due primarily to expenses paid on behalf of delinquent borrowers.

Income Taxes

Tax expense of $572,000 was recorded for the nine-month period ended September 30, 2012 as compared to $21,000 for the comparable period in 2011. For the 2012 period, the Corporation had pre-tax income of $2.7 million as compared to $1.2 million for the 2011 period. The effective tax rate was 21.2% for the nine-month period ended September 30, 2012 as compared to 1.7% for the same period in 2011. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses, including most costs associated with the acquisition of Dupont State Bank.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

General

The Corporation’s net income for the three months ended September 30, 2012 totaled $846,000, an increase of $1.1 million, from the net loss of $207,000 reported for the period ended September 30, 2011. The increase in net income for the 2012 period as compared to 2011 was primarily attributable to lower provision for loan losses.

During 2011, the Corporation realized strong income from the widening of the margin between interest-earning assets and interest-bearing liabilities. This trend has somewhat stabilized, with net interest income nearly identical for the three-month periods ended September 30, 2012 and 2011. Total interest income for the three-month period ended September 30, 2012 was $4.3 million as compared to $4.5 million for the same period in 2011, a decrease of $156,000, or 3.5%. Conversely, total interest expense for the three-month period ended September 30, 2012 was $1.2 million as compared to $1.5 million for the same period in 2011, a decrease of $234,000, or 16.0%. Provision expense decreased $1.2 million or 81.5% from $1.4 million for the three months ended September 30, 2011 to $268,000 for the three months ended September 30, 2012. The 2011 provision expense was primarily due to large charge offs identified and expensed for additional deterioration of loans in the third quarter of 2011.

Net Interest Income

Total interest income for the three months ended September 30, 2012 decreased $156,000, or 3.5%, from $4.5 million at September 30, 2011 to $4.3 million at September 30, 2012. The reduction was due primarily to a combination of decreased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $234,000, or 16.0%, from the $1.5 million reported for the three months ended September 30, 2011 to $1.2 million for the three months ended September 30, 2012. For the three months ended September 30, 2012, interest expense from deposits totaled $638,000, as compared to $864,000 for the same period in 2011. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowing, period to period, decreased slightly as the increase in the average rate paid for borrowing from the Federal Home Loan Bank (FHLB), 3.55% as of September 30, 2011 compared to 3.69% at the same point in 2012, was offset by slightly lower average balances.

Net interest income was $3.1 million for the three-month period ended September 30, 2012 compared to $3.0 million for the same period in 2011, as decreases in interest income were offset by greater decreases in interest expense.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $268,000 provision for losses on loans for the three months ended September 30, 2012, $1.2 million lower than the amount expensed for the same period in 2011.

Delinquencies in total have decreased as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled. Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of September 30, 2012 were $11.2 million, an increase of $1.3 million, from the $9.9 million reported at December 31, 2011. Of the total non-performing loans of $11.2 million at September 30, 2012, $6.0 million are troubled loans restructured which have been performing according to the terms of the restructured agreement, but are reported as non-performing due to other inherent weaknesses. The same data for the period ended December 31, 2011 included only $1.7 million in similar troubled debt restructured, and for September 30, 2011 the total was slightly less than $2.0. While management believes that the allowance for losses on loans is adequate at September 30, 2012, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $709,000, or 179.5%, during the three months ended September 30, 2012 to $1.1 million, as compared to the $395,000 reported for the same period in 2011. The increase was due primarily to a decrease in losses on OREO sales and value write-downs with $172,000 in losses for the three-month period ended September 30, 2012 compared to $533,000 for the same period in 2011. Income from the sale of loans into the secondary market was another large contributing factor, period to period. Gains on sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the three months ending September 30, 2012 totaled $335,000 an increase of $197,000 over the $138,000 recorded for the same period ended September 30, 2011. Sales to Freddie Mac for the three months ended September 30, 2012 were $9.6 million, a strong increase over the $5.0 million recorded for the three-month period ended September 30, 2011. Sales into the secondary market have been strong during the entirety of 2012 as consumers take advantage of record low interest rates. Other notable increases in other income, period to period, included service fees and charges, which includes income from ATM usage. Service fees and charges increased to $557,000 for the three-month period ended September 30, 2012 from $516,000 for the comparable period in 2011, an increase of $41,000. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $255,000, or 10.0%, from September 30, 2011 to September 30, 2012. The most significant financial statement changes were:

•	Expenses associated with the pending acquisition of Dupont State Bank totaled $111,000 for the three- month period ended September 30, 2012, an increase of $78,000 from the comparable period in 2011.

•
Increased expense relative to the amortization of mortgage servicing rights for loans sold into the secondary market amounted to $37,000. The Corporation retains servicing rights on loans sold to Freddie Mac. These rights are capitalized at the point of sale and amortized over the life of the loan. The increase, 2012 over 2011, is the result of the strong refinance activity during 2012, and amortization of existing servicing rights, at faster than anticipated speeds.

•
Salaries and employee benefits, a 5.0% increase period to period, reflective of increased salary costs, including additional business development, lending, and investment advisory personnel, and increases in group insurance and retirement plan costs.

•
Loan related expenses increased due to an increase in expenses paid on behalf of delinquent borrowers, legal expenses related to problem loans and an increase in secondary market related expenses. Loan related expenses increased from $73,000 for the three-month period ended September 30, 2011 to $118,000 for the three-month period ended September 30, 2012.

•	Other expenses increased primarily due to increases in business services and postage expense.

Income Taxes

Tax expense of $278,000 was recorded for the three-month period ended September 30, 2012 as compared to a net tax benefit of $382,000 for the comparable period in 2011. For the 2012 period, the Corporation had pre-tax income of $1.1 million as compared to a net loss of $589,000 for the 2011 period. The effective tax rate was 24.7% for the three-month period ended September 30, 2012. This effective rate was slightly higher than in other periods due to the inclusion of non-tax deductible expenses relative to acquisition costs pertaining to the Dupont State Bank acquisition. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2012, the Bank had $55.0 million in such borrowings, with a $10 million overdraft line of credit immediately available. An additional $47 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $27 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At September 30, 2012, the Bank had commitments to fund loan originations of $20.4 million, unused home equity lines of credit of $20.6 million and unused commercial lines of credit of $9.9 million. Commitments to sell loans as of that date were $1.4 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

Beginning July 30, 2012, the Indiana Board for Depositories required the Corporation to pledge 50% of the average daily balance of public funds held during each quarter. This resulted in a pledge of securities in the amount of $33,979,000, but the requirement was removed effective October 2012.

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

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2012: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*

* Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: November 14, 2012	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2012: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*
Attached

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