Form 10-K
period 2012-12-31
RIVER VALLEY BANCORP
filed 2013-03-19
CIK 1015593

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2012
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

As of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $11,172,356 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 22, 2013, there were issued and outstanding 1,524,872 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on April 17, 2013 are incorporated in Part III.

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

The activities of the Holding Company have been limited primarily to holding the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America and which continues today under charter from the State of Indiana. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its 12 full-service office locations in Clark, Floyd, Jackson, Jennings and Jefferson Counties, Indiana, and Carroll County, Kentucky, and offers a variety of deposit and lending services to consumer and commercial customers.

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 43.7% of the Bank’s total loan portfolio at December 31, 2012. The Bank identified loans totaling $394,000 as held for sale at December 31, 2012. The Bank also offers multi-family mortgage loans, nonresidential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans. The Bank’s primary market areas have been Jefferson, Floyd and Clark Counties in southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky.

In November 2012, the Company completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc.  In conjunction with the acquisition, River Valley Financial merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. This acquisition has expanded the Bank’s branch network to North Vernon, Seymour and Dupont, Indiana, adding a presence in Jackson and Jennings Counties, Indiana, resulting in a total of 12 branches across southeast Indiana and northern Kentucky that will offer a wide range of consumer and commercial community banking services.

Until July 2011, the Holding Company and River Valley Financial were subject to regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), but the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated the regulatory authority of the OTS and reallocated its functions. Thereafter, the Holding Company was subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (“Federal Reserve”), and River Valley Financial was subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

As a result of the November 2012 conversion of the Bank to a state chartered bank, the Bank will be subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (“DFI”), instead of the OCC. The Bank will continue to be regulated by the FDIC, and the Holding Company will continue to be regulated by the Federal Reserve.

For ease of reference throughout this Annual Report on Form 10-K, references to the DFI are intended to include a reference to the OTS and/or the OCC, as the predecessors in thrift regulation and supervision, as the context and the time period requires.

Deposits in River Valley Financial are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) system, and in particular the Federal Home Loan Bank of Indianapolis, which is one of twelve regional banks comprising the system.

The Company’s internet address is www.rvfbank.com. The Company makes available all filings with the Securities and Exchange Commission via its internet website.

LOAN PORTFOLIO DATA

The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2012, 2011, 2010, 2009 and 2008 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process. Historical data in this table and others reporting loan portfolio data has been restated in some cases to conform to certain loan recategorizations employed as of December 31, 2012.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Residential real estate:
One-to-four-family	$137,402	43.65%	$111,198	42.50%	$117,616	43.38%	$127,397	45.41%	$140,433	48.50%
Multi-family	19,988	6.35	18,582	7.10	14,997	5.53	12,910	4.60	9,924	3.43
Construction	10,784	3.43	8,308	3.18	6,975	2.57	7,867	2.80	10,999	3.80
Nonresidential real estate	106,433	33.81	83,284	31.83	89,607	33.05	87,483	31.18	83,400	28.80
Land loans	15,722	4.99	19,081	7.29	21,016	7.75	23,065	8.22	22,429	7.75
Commercial loans	19,549	6.21	17,349	6.63	16,413	6.05	17,129	6.10	17,306	5.98
Consumer loans	4,906	1.56	3,840	1.47	4,533	1.67	4,711	1.68	5,058	1.75
Gross loans receivable	314,784	100.00%	261,642	100.00%	271,157	100.00%	280,562	100.00%	289,549	100.00%

Add/(Deduct):
Deferred loan origination costs	484	0.15	481	0.18	485.2		464.2		503.2
Undisbursed portions of loans in process	(6,186)	(1.97)	(5,024)	(1.92)	(2,388)	(.9)	(1,824)	(.7)	(2,384)	(.8)
Allowance for loan losses	(3,564)	(1.13)	(4,003)	(1.53)	(3,806)	(1.4)	(2,611)	(.9)	(2,364)	(.8)
Net loans receivable	$305,518	97.05%	$253,096	96.73%	$265,448	97.9%	$276,591	98.6%	$285,304	98.6%

The following table sets forth certain information at December 31, 2012, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance Outstanding at	Due During Years Ending December 31
	December 31, 2012	2013	2014	2015 to 2016	2017 to 2021	2022 to 2026	2027 and following
	(In thousands)
Residential real estate loans:
One-to-four-family	$137,402	$6,417	$461	$1,268	$7,326	$14,901	$107,029
Multi-family	19,988	-	872	27	3,519	726	14,844
Construction	10,784	8,984	1,773	-	24	-	3
Nonresidential real estate loans	106,433	9,321	2,112	454	4,807	16,923	72,816
Land loans	15,722	9,619	-	105	299	968	4,731
Commercial loans	19,549	10,733	1,208	2,635	4,305	563	105
Consumer loans	4,906	1,584	769	1,712	841	-	-
Total	$314,784	$46,658	$7,195	$6,201	$21,121	$34,081	$199,528

The following table sets forth, as of December 31, 2012, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2013
	Fixed Rates	Variable Rates	Total
	(In thousands)
Residential real estate loans:
Construction	$728	$1,072	$1,800
One-to-four-family	11,268	119,717	130,985
Multi-family	5,011	14,977	19,988
Nonresidential real estate loans	6,311	90,801	97,112
Land loans	163	5,940	6,103
Commercial loans	7,545	1,271	8,816
Consumer loans	3,308	14	3,322

Total	$34,334	$233,792	$268,126

Residential Loans. Residential loans consist primarily of one- to four-family residential loans. Approximately $137.4 million, or 43.7% of the Bank’s portfolio of loans, at December 31, 2012, consisted of one- to four-family residential loans, of which approximately 88.4% had adjustable rates.

The Bank currently offers adjustable rate one- to four-family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3-3.5% for owner-occupied properties and 3.5-5% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2012 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank has originated residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to, or up to 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one- to four-family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2012, approximately 11.6% of the Bank’s one- to four-family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2012, the Bank had approximately $96.0 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing.  In conjunction with the acquisition of Dupont State Bank, the Bank also holds servicing rights for a portfolio of $17.6 million in FNMA loans.

The Bank generally does not originate one-tofour-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95% and generally does not originate one- to four-family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one- to four-family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2012 the Bank originated and retained $3.6 million of fixed rate one- to four-family residential mortgage loans. Typically, these loans would be sold into the secondary market, however, the majority of these loans were originated to existing customers and were retained, rather than sold, due to tightened lending standards in the secondary market.

Substantially all of the one- to four-family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2012, the Bank had outstanding approximately $15.2 million of home equity loans, with unused lines of credit totaling approximately $22.3 million. As of December 31, 2012 all home equity loans were performing loans. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are amortized based on a 10- to 20-year maturity. The Bank generally allows a maximum 85% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

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

At December 31, 2012, $2.7 million of one- to four-family residential mortgage loans, or .9% of total loans, were included in the Bank’s non-performing assets.

Multi-family Loans. At December 31, 2012, approximately $20 million, or 6.4% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family loans on terms and conditions similar to its nonresidential real estate loans. The largest multi-family loan in the Bank’s portfolio as of December 31, 2012 was $3.1 million and was secured by an apartment building in Jeffersonville, Indiana. At December 31, 2012, $1.1 million of multi-family loans, or 0.4% of total loans, were included in the Bank’s non-performing assets.

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

At December 31, 2012, $10.8 million, or 3.4% of the Bank’s total loan portfolio, consisted of construction loans. The largest construction loan at December 31, 2012 totaled $2.3 million. . At December 31, 2012, $413,000 of construction  loans, or 0.1% of total loans, were included in the Bank’s non-performing assets. While providing the Bank with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be saleable, resulting in the borrower defaulting and the Bank taking title to the project.

Nonresidential Real Estate Loans. At December 31, 2012, $106.4 million, or 33.8% of the Bank’s total loan portfolio, consisted of nonresidential real estate loans and land used for agricultural production. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate as adjustable rate loans of varying rates with lock-in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively, and interest rate minimums of 1% below the origination rate. The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2012, the Bank’s largest nonresidential real estate loan, for a church in Jeffersonville, Indiana,  was $4.4 million. Nonresidential real estate loans in the amount of $1.7 million, or 0.5% of total loans, were included in non-performing assets at December 31, 2012.

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

Land Loans. At December 31, 2012, approximately $15.7 million, or 5.0% of the Bank’s total loan portfolio, consisted of mortgage loans secured by developed and undeveloped real estate. The Bank’s land loans are generally written on terms and conditions similar to its nonresidential real estate loans. Some of the Bank’s land loans are land development loans, i.e., the proceeds of the loans are used for improvements to the real estate such as streets and sewers. At December 31, 2012, the Bank’s largest land loan, a development loan secured by residential building lots in Clark and Floyd Counties Indiana, totaled $2.1 million. Non-performing land loans in the amount of $4.4 million were included in total non-performing assets as of December 31, 2012, representing 1.4% of total loans. Land loans are more risky than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost over-runs rather than direct them toward the purpose for which such loans were made. In addition, those loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

Commercial Loans. At December 31, 2012, $19.5 million, or 6.2% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2012, approximately $19.0 million, or 97.4%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases as an abundance of caution, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2012, the largest commercial loan was $1.9 million, representing a large agricultural operation. As of the same date, commercial loans totaling $567,000, or 0.2% of total loans, were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $4.9 million at December 31, 2012, or 1.6% of the Bank’s total loan portfolio. The Bank originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals, although demand for these types of loans has steadily decreased over the past few years. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2012, $4.0 million of the Bank’s $4.9 million consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank offers only direct automobile loans that provide the loan directly to a consumer.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2012, consumer loans amounting to $16,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans.

The Bank underwrites fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2012, the Bank serviced $96.0 million in loans sold to the FHLMC.  In conjunction with the acquisition of Dupont State Bank, the Bank acquired servicing rights for $17.6 million of Federal National Mortgage Association loans (FNMA).

The Bank focuses its loan origination activities primarily on Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties.  With the acquisition of Dupont State Bank, the Bank will engage in loan origination activities in Jackson and Jennings Counties in Indiana as well. At December 31, 2012, the Bank held loans totaling approximately $73.2 million that were secured by property located outside of Indiana. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s 12 full-service offices.

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

The Bank occasionally purchases and sells participations in commercial loans, nonresidential real estate and multi-family loans to or from other financial institutions. At December 31, 2012, the Bank held $3.0 million in participation loans in its loan portfolio, all a result of the acquisition of Dupont State Bank.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Loans Disbursed:
Construction loans	$10,028	$8,034	$5,474
Residential real estate loans	57,741	44,982	50,772
Multi-family loans	4,017	6,391	5,891
Nonresidential real estate loans	29,747	15,009	10,165
Land loans	823	11,959	14,123
Commercial loans	18,037	15,230	14,274
Consumer and other loans	3,265	3,205	3,443
Total loans disbursed	123,658	104,810	104,142
Reductions:
Sales	32,526	23,971	25,185
Principal loan repayments and other (1)	90,835	93,191	90,100
Total reductions	123,361	117,162	115,285
Fair value of loans acquired	52,125	-	-
Net increase (decrease)	$52,422	$(12,352)	$(11,143)

(1)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans, net charges to the allowance for loan losses, and restructured debt.

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

Non-performing Assets. At December 31, 2012, $10.9 million, or 2.3% of consolidated total assets, were non-performing loans compared to $9.9 million, or 2.4% of consolidated total assets, at December 31, 2011. The balance of non-performing assets was real estate owned (REO), comprised of real estate taken during forclosure proceedings, held at December 31, 2012, in the amount of $1.6 million, as compared to $2.5 million at December 31, 2011. Troubled debt restructured that is non-performing at the time of restructuring is required to be inclued as a non-performing asset until certain requirements for payment and borrower viability are met. Non-performing assets are also discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

	At December 31
	2012	2011	2010
	(In thousands)
Non-performing assets:
Non-performing loans	$10,850	$9,863	$10,381
Troubled debt restructured	3,860	6,939	6,747
Total non-performing loans and troubled debt restructured	14,710	16,802	17,128
Foreclosed real estate	1,610	2,487	400
Total non-performing assets	$16,320	$19,289	$17,528
Total non-performing loans to net loans	3.55%	3.90%	3.91%
Total non-performing loans, including troubled debt restructured, to net loans	4.82%	6.64%	6.45%
Total non-performing assets to total assets	3.45%	4.74%	4.53%

At December 31, 2012, the Bank held loans delinquent from 30 to 89 days totaling $2.6 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2012, 2011, and 2010 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.  For the period ending December 31, 2012, delinquent purchased credit impaired loans with a fair value of $2.5 million were excluded from the table below.

	At December 31, 2012				At December 31, 2011				At December 31, 2010
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

Construction loans	1	$63	1	$225	1	$335	-	$-	-	$-	1	$165
Residential real estate loans	35	2,115	10	1,408	20	1,198	36	2,946	14	971	27	2,304
Multi-family loans	-	-	-	-	-	-	-	-	-	-	2	910
Nonresidential real estate loans	6	276	5	753	4	1,054	6	1,831	-	-	10	4,673
Land loans	-	-	1	331	1	8	4	3,080	2	372	3	1,749
Commercial loans	1	100	3	251	2	41	3	297	3	542	2	265
Consumer loans	9	36	1	2	7	44	1	3	6	37	5	315
Total	52	$2,590	21	$2,970	35	$2,680	50	$8,157	25	$1,922	50	$10,381

Delinquent loans to net loans				1.82%				4.28%				4.63%

Classified Assets. The Bank’s Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities of lesser quality as “special mention,” “substandard,” “doubtful,” or “loss” assets. An asset is treated as a “special mention” when the assets are currently protected but have credit weaknesses that warrant a higher degree of attention from management. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulation. Not all of the Bank’s classified assets constitute non-performing assets, although the balances of non-performing loans as a percent of total classified is higher than in prior years. Historically, management has been conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. Whereas classified loans for the Bank historically have been a conservative list of loans warranting scrutiny, in 2011 and 2012 the classified list has become weighted heavily by loans and relationships in the lengthy process of foreclosure. The mating of the conservative approach in monitoring problem loans and loans lingering due to foreclosure has created a larger than historical balance of classified assets. As a result, the Bank remains somewhat higher than peer on balances of loans classified.

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

At December 31, 2012, the Bank’s classified assets, were as follows:

At December 31, 2012
(In thousands)

Substandard assets	$16,286
Doubtful assets	3,199
Loss assets	-
Total classified assets	$19,485

Regulatory definition requires that total classified assets include classified loans, which at December 31, 2012 included $16.3 million as substandard and $3.2 million as doubtful, other real estate owned as a result of foreclosure or other legal proceedings of $1.6 million, also considered substandard, and two below-investment grade corporate securities, considered substandard, totaling $1.2 million. Detail of classified loans by loan segment is provided in Footnote 6 to the Consolidated Financial Statements presented later in this Report on Form 10-K.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2012. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2012. Additional detail about loan loss experience is presented in Footnote 6 to the Consolidated Financial Statements presented in this Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$4,003	$3,806	$2,611	$2,364	$2,208
Charge-offs:
Real estate loans	(1,843)	(2,520)	(1,690)	(2,453)	(782)
Consumer	(89)	(102)	(130)	(169)	(183)
Commercial loans	-	-	(405)	(141)	(83)
Total charge-offs	(1,932)	(2,622)	(2,225)	(2,763)	(1,048)
Recoveries	111	48	775	127	124
Net charge-offs	(1,821)	(2,574)	(1,450)	(2,636)	(924)
Provision for losses on loans	1,382	2,771	2,645	2,883	1,080
Balance end of period	$3,564	$4,003	$3,806	$2,611	$2,364
Allowance for loan losses as a percent of total loans outstanding	1.15%	1.56%	1.41%	.94%	.82%
Ratio of net charge-offs to average loans outstanding before net items	.69%	.98%	.53%	.94%	.32%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated. Decreases seen in the “unallocated” category reflect more precise allocation of loan types and concentrations within the revised methodology.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

Balance at end of period applicable to:
Residential real estate	$1,711	53.4%	$2,074	52.8%	$919	51.5%	$898	52.8%	$602	55.7%
Nonresidential real estate and land	1,719	38.8	1,815	39.1	2,608	40.8	1,570	39.4	967	36.6
Commercial loans	133	6.2	70	6.6	157	6.1	46	6.1	158	6.0
Consumer loans	1	1.6	44	1.5	122	1.6	31	1.7	77	1.7
Unallocated	-	-	-	-	-	-	66	-	560	-
Total	$3,564	100.0%	$4,003	100.0%	$3,806	100.0%	$2,611	100.0%	$2,364	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

Investments. The Bank’s investment portfolio (excluding mortgage-backed securities) consists of U.S. government and agency obligations, corporate bonds, municipal securities and Federal Home Loan Bank (“FHLB”) stock. At December 31, 2012, total investments in the portfolio, as defined above and including mortgage-backed securities, had a combined carrying value of approximately $118.4 million, or 25.0%, of the consolidated total assets.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries. All Company investments are available for sale, but the intent of the Company is to hold investments to maturity. Liquidity is met through a combination of deposit growth, borrowing from the Federal Home Loan Bank of Indianapolis, and if needed, sale of investments held at the Bank level. Securities held through the Nevada subsidiaries are held primarily for investment purposes. Securities held at the Bank level are held primarily for liquidity purposes. In 2011, liquidity needs were met primarily through deposit growth and the same held true for 2012. Sales of investments over the last 18 months have been made primarily to take advantage of gain positions on short-term investments, especially those expected to be called in the near future, while funds from maturing investments were reinvested primarily into high quality mortage-backed securities and long term municipals.

The portfolio increased by $9.1 million from December 31, 2011 to the same date in 2012, as $5.0 million of U.S. government and agency securities, most at yields of less than 2%, were purchased at the Nevada subsidiary level.  Also,at the Nevada subsidiary level, $18.5 million in purchases of high quality mortgage and asset-backed securities were offset by reductions for a slight overall increase of $1.3 million.  Offsetting the purchase were decreases, primarily $10.9 of periodic paydown on these investments while the remainder represented sales and maturities, as the Company took advantage of high gains on sale to offset extraordinary expenses associated with the acquisition of Dupont State Bank.  The acquisition of Dupont State Bank included $12.1 million in available-for-sale securities, primarily U.S. government and agency securities and asset-backed securities.  During the fourth quarter $5.2 million of these securities were sold to repay Federal Home Loan Bank of Indianapolis advances, and improve the net margin of the Company.  Municipal securities, managed at the Nevada subsidiary level, increased slightly for the year. The carrying value of the two trust preferred investments held by the Company, considered to be of higher risk than most investments, improved from $1.1 million as of December 31, 2011 to $1.2 million as of December 31, 2012. The net unrealized gain on the portfolio was $2.9 million at December 31, 2012 and $2.8 million at December 31, 2011.

The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio, excluding mortgage-backed investments, at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$42,581	$43,409	$37,107	$37,917	$22,139	$22,528
Municipal securities	29,331	31,162	27,076	28,715	22,516	22,855
Corporate	3,652	3,177	4,115	3,360	1,768	936
Total available for sale	75,564	77,748	68,298	69,992	46,423	46,319
FHLB stock	4,595	4,595	4,226	4,226	4,496	4,496
Total investments	$80,159	$82,343	$72,524	$74,218	$50,919	$50,815

The following table sets forth the amount of investment securities (excluding FHLB stock and mortgage-backed investments) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012.

	Amount at December 31, 2012 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$6,003	2.24%	$16,057	1.84%	$20,521	1.61%	$-	0.00%
Municipal securities	202	6.16	2,207	4.96	10,406	5.53	16,516	5.65
Corporate	-	-	1,934	1.90	-	-	1,718	1.16

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

At December 31, 2012, the Bank had mortgage-backed securities with a carrying value of approximately $36.0 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government-sponsored enterprise (GSE) residential mortgage-backed securities	$13,595	$13,851	$17,952	$18,529	$13,266	$13,674
Collateralized mortgage obligations	21,663	22,171	15,613	16,168	14,847	15,238
Total mortgage-backed securities	$35,258	$36,022	$33,565	$34,697	$28,113	$28,912

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2012.

	Amount at December 31, 2012 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Government-sponsored enterprise (GSE) residential mortgage-backed securities	$-	0.00%	$2,711	4.41%	$7,552	2.12%	$3,332	1.59%
Collateralized mortgage obligations	252	2.73	19,414	2.65	992	1.81	1,005	0.94

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2012, 2011, and 2010.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)

Beginning balance	$33,565	$28,113	$26,682
Purchases	26,223	17,550	9,220
Sales proceeds	(13,706)	(5,947)	(1,702)
Repayments	(11,197)	(6,138)	(6,072)
Gain on sales	497	148	92
Premium and discount amortization, net	(124)	(161)	(107)
Ending balance	$35,258	$33,565	$28,113
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

Deposits. Deposits are attracted through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits in Jefferson, Clark, Floyd, Jackson and Jennings Counties in Indiana and in Trimble and Carroll County, Kentucky. Deposits will come from all of our market areas. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. During 2012, the single largest item impacting deposit levels was the acquisition of Dupont State Bank and the $78.3 million in deposits acquired.  That deposit base was comprise of maturity deposits totaling $39.1 million, interest bearing transactional deposits totaling $28.3 million and noninterest-bearing deposits totaling $10.9 million. Other than the impact of the acquisition, the Company saw little change overall in the amount of deposits year to year.  There was, however, a change in the mix of pre-merger deposits as approximately $10.0 million in maturity deposits shifted to transactional deposit accounts, some into noninterest bearing accounts.  Taking into consideration the impact of the acquisition on deposits in total, transactional deposits, primarily NOW and MMDA accounts, increased significantly from $185.1 million at December 31, 2011 to $234.8 million at December 31, 2012, an increase of $49.7 million, or 26.9%.

The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. Due primarily to the acquisition, and despite the shift from maturity deposits to transactional deposits, certificate of deposit balances increased $29.3 million, or 24.4%, from the balance of $120.1 million as of December 31, 2011 to $149.4 million at December 31, 2012. As certificates of deposit repriced and new certificates were added, the lower interest rates for these items caused a significant decline in the cost of deposits. As a result, cost of deposits for the year ended December 31, 2012 was 0.94% as compared to 1.28% for the year ended December 31, 2011, a drop of 34 basis points, period to period. This change resulted in a weighted average rate for deposits of 0.72% at December 31, 2012, a decline of 33 basis points from the 1.05% at December 31, 2011.

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2012 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2012	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Noninterest bearing accounts	$ 100	$ 40,516	10.54%	0.00%
Savings accounts	50	50,900	13.25	0.18
MMDA	2,500	41,982	10.93	0.34
NOW accounts	1,000	101,438	26.40	0.46
Total withdrawable		234,836	61.12	0.30
Certificates (original terms):
I.R.A.	2,500	12,606	3.28	1.73
3 months	2,500	61	0.01	0.15
6 months	2,500	569	0.15	0.18
9 months	2,500	-	0.00	0.00
12 months	2,500	1,640	0.43	0.65
15 months	2,500	30,116	7.84	0.73
18 months	2,500	2,587	0.67	0.70
24 months	2,500	6,098	1.59	1.13
30 months	2,500	1,162	0.30	1.63
36 months	2,500	5,542	1.44	1.72
41 months	2,500	-	0.00	0.00
48 months	2,500	5,664	1.47	2.66
60 months	2,500	12,919	3.36	2.47
Jumbo certificates	2,500	70,455	18.34	1.34
Total certificates		149,419	38.88	1.38
Total deposits		$ 384,255	100.00%	0.72%

The following table sets forth, by various interest rate categories, the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2012	2011	2010
	(In thousands)

0.00 to 1.00%	$82,418	$17,348	$5,263
1.01 to 2.00%	30,166	59,773	65,565
2.01 to 3.00%	32,044	30,160	24,049
3.01 to 4.00%	3,646	3,752	6,361
4.01 to 5.00%	1,094	8,161	13,389
5.01 to 6.00%	51	903	1,461
Total	$149,419	$120,097	$116,088

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2012. Matured certificates, which have not been renewed as of December 31, 2012, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2012 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)

0.00 to 1.00%	$67,918	$12,692	$1,653	$89
1.01 to 2.00%	11,043	4,208	1,004	13,955
2.01 to 3.00%	5,875	9,060	5,016	12,115
3.01 to 4.00%	709	2,258	650	29
4.01 to 5.00%	1,089	-	-	5
5.01 to 6.00%	-	-	-	51
Total	$86,634	$28,218	$8,323	$26,244

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012.

At December 31, 2012
Maturity Period	(In thousands)

Three months or less	$13,529
Greater than 3 months through 6 months	9,104
Greater than 6 months through 12 months	20,445
Over 12 months	27,377
Total	$70,455

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity

	Balance at December 31, 2012	% of Deposits	Increase (Decrease) from 2011	Balance at December 31, 2011	% of Deposits	Increase (Decrease) from 2010	Balance at December 31, 2010	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$40,516	10.54%	16,048	24,468	8.02%	988	23,480	8.20%
Savings accounts	50,900	13.25	5,897	45,003	14.74	(7,202)	52,205	18.23
MMDA	41,982	10.93	10,938	31,044	10.17	(9,631)	40,675	14.21
NOW accounts	101,438	26.40	16,824	84,614	27.72	30,725	53,889	18.82
Total withdrawable	234,836	61.12	49,707	185,129	60.65	14,882	170,249	59.46
Certificates (original terms):
I.R.A.	12,606	3.28	2,431	10,175	3.33	1,297	8,878	3.10
3 months	61	0.01	39	22	0.01	(20)	42	0.01
6 months	569	0.15	58	511	0.17	(208)	719	0.25
9 months	-	0.00	(89)	89	0.03	-	89	0.03
12 months	1,640	0.43	(5,549)	7,189	2.36	50	7,139	2.49
15 months	30,116	7.84	5,507	24,609	8.06	2,280	22,329	7.80
18 months	2,587	0.67	908	1,679	0.55	141	1,538	0.54
24 months	6,098	1.59	926	5,172	1.69	263	4,909	1.71
30 months	1,162	0.30	633	529	0.17	(37)	566	0.20
36 months	5,542	1.44	561	4,981	1.63	(1,507)	6,488	2.27
41 months	-	0.00	(1,475)	1,475	0.48	(1,149)	2,624	0.92
48 months	5,664	1.47	(344)	6,008	1.97	225	5,783	2.02
60 months	12,919	3.36	4,077	8,842	2.90	3,981	4,861	1.70
Jumbo certificates	70,455	18.34	21,639	48,816	15.99	(1,307)	50,123	17.50
Total certificates	149,419	38.88	29,322	120,097	39.35	4,009	116,088	40.54
Total deposits	$384,255	100.00%	79,029	305,226	100.00%	18,889	286,337	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. The Bank had $42.5 million in FHLB advances at December 31, 2012, as compared to $58.0 million held at the same point in 2011. The average rates paid on those borrowings, however, increased 28 basis points across the period, from 3.55% as of December 31, 2011 to 3.83% as of December 31, 2012, as the Company prepaid $12.5 million in advances. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.  During the fiscal year the Bank prepaid $12.5 million in FHLB advances with a prepayment penalty of $392,000.  With the acquisition of Dupont State Bank and availability of additional cash and investments, the Bank chose to restructure a portion of its liabilities by selling $5.2 million in available-for-sale securities at a gain of $385,000.  The net effect allowed for an improvement of the overall net interest margin as the Bank prepaid higher costing borrowings by selling lower yielding investments at a profit.

The following table presents certain information relating to the Company’s borrowings at or for the years ended December 31, 2012, 2011 and 2010.

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$49,717	$65,217	$65,217
Average balance outstanding for period	63,175	64,884	71,717
Maximum amount outstanding at any month-end during the period	65,217	65,217	81,217
Weighted average interest rate during the period	3.67%	3.64%	4.40%
Weighted average interest rate at end of period	3.78%	3.57%	3.80%

SUBSIDIARIES

The Bank’s wholly-owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land but does not otherwise engage in significant business activities. During 2005, the Bank established in Nevada three new subsidiaries, including RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC, to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiaries increased from $1.9 million for the year ended December 31, 2011 to $2.2 million for the same period in 2012, an increase of 15.8%.

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

EMPLOYEES

As of December 31, 2012, the Bank employed 116 persons on a full-time basis and 9 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION

The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson, Jackson, Jennings, Floyd and Clark Counties, Indiana and Carroll County, KY. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in these counties. Some of these institutions have significantly larger resources available to them than does the Bank. In total, there are 23 banks and approximately 8 credit unions located in the six county market area, including the Bank.The Bank also competes with money market funds and brokerage accounts with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

REGULATION AND SUPERVISION

GENERAL

The Bank is subject to examination, supervision and regulation by the Indiana Department of Financial Institutions (“DFI”), and the Federal Deposit Insurance Corporation (the “FDIC”). The Holding Company is a bank holding company, subject to oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve”).

This discussion will summarize the effect of existing and probable governmental regulations on the operations of the Holding Company and the Bank as a bank holding company and a state commercial bank, respectively.

BANK HOLDING COMPANY REGULATION

As a registered bank holding company for the Bank, the Holding Company is subject to the regulation and supervision of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve.

Under the BHCA, without the prior approval of the Federal Reserve, the Holding Company may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the Holding Company is generally prohibited by the BHCA from engaging in any nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Under the Dodd-Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the Federal Reserve at times when the Holding Company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

GRAMM-LEACH-BLILEY ACT

Under the Gramm-Leach-Bliley Act (“Gramm-Leach”), bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve as a “financial holding company” by demonstrating that each of its bank subsidiaries is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act. Gramm-Leach established a system of functional regulation, under which the federal banking agencies regulate the banking activities of financial holding companies, the U.S. Securities and Exchange Commission regulates their securities activities and state insurance regulators regulate their insurance activities. The Holding Company has no current intention to elect to become a financial holding company under Gramm-Leach.

Under Gramm-Leach, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of Gramm-Leach affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. The Holding Company does not disclose any nonpublic information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

STATE COMMERCIAL BANK REGULATION

As an Indiana commercial bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the DFI. The Bank’s deposit accounts are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC.

Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations.

STATE BANK ACTIVITIES

Under federal law, as implemented by regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and could continue to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. It is not expected that these restrictions will have a material impact on the operations of the Bank.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2012, the

Bank’s investment in stock of the FHLB of Indianapolis was $4.6 million. For the fiscal year ended December 31, 2012, the FHLB of Indianapolis paid approximately $132,000 in cash dividends to the Bank. Annualized, this income would have a rate of 3.08%. The rate paid during the period ended December 31, 2012 was higher than the 2.56% paid for the period ended December 31, 2011, primarily due to improvement in the financial condition of the FHLB of Indianapolis  in the last few years.  All 12 FHLBs are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank’s capital.

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

At December 31, 2012 the Bank had $42.5 million in such borrowings, with an additional $59.5 million available, previously approved by the Board of Directors.

FEDERAL RESERVE SYSTEM

The Federal Reserve requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The effect of these reserve requirements is to increase the Bank’s cost of funds. At December 31, 2012, the Bank was in compliance with its reserve requirements.

INSURANCE OF DEPOSITS

Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts through December 31, 2012. Under this program, traditional non-interest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, were covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012. Because this program expired on December 31, 2012, there is no longer unlimited insurance coverage for non-interest bearing transaction accounts. Deposits held in non-interest bearing transaction accounts are now aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to $250,000.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 3.05 basis points for each $100 of insured deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act, effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments at the rate of 2.25 basis points for each $100 of insured deposits during the year ended December 31, 2012. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2012, the FICO assessment rate was 0.66 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2013, the FICO assessment rate is 0.64 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $362,000 during the year ended December 31, 2012. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower for the Bank as a result of these changes, which were first reflected in invoices due September 30, 2011. The new FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.

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

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The Bank’s assessment rate reflected in its invoices for the 2012 quarters was 2.25 basis points for each $100 of average consolidated assets less average tangible equity.

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

CAPITAL REQUIREMENTS

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bank. These guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier 1 capital,” consisting principally of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

In addition to the risk-based capital guidelines, the Bank is subject to a Tier 1 (leverage) capital ratio which requires a minimum level of Tier 1 capital to adjusted average assets of 3% in the case of financial institutions that have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other institutions are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans, to which they are exposed.

The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries; provided, however, that bank holding companies with less than $500 million in assets are exempt from these capital requirements. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and risks, including risks related to securitized products and derivatives.

See Footnote 16 to the Consolidated Financial Statements, which shows that, at December 31, 2012, the Bank’s capital exceeded all regulatory capital requirements. At December 31, 2012, the Bank was categorized as well capitalized.

Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Company is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2012, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

The FDIC may order institutions which have insufficient capital to take corrective actions, including, among other things, submitting a capital restoration plan, limiting asset growth, placing restrictions on activities, requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired, restricting transactions with affiliates and prohibiting the payment of principal or interest on subordinated debt. Institutions deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

DIVIDEND LIMITATIONS

The Holding Company is a legal entity separate and distinct from the Bank. The primary source of the Holding Company’s cash flow, including cash flow to pay dividends on the Holding Company’s Common Stock, is the payment of dividends to the Holding Company by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period.

The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition. The Federal Reserve issued a letter dated February 24, 2009, to bank holding companies providing that it expects banks holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock.

LOANS TO ONE BORROWER

Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2012, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

ACQUISITIONS OR DISPOSITIONS AND BRANCHING

Branching by the Bank requires the approval of the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required.

DODD-FRANK ACT

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as River Valley Bancorp, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision (the “OTS”) and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, impose new capital requirements on bank and thrift holding companies, and impose limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP.  The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices.  The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.”  The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements.  The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration.  Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time.  The Company’s management is currently assessing the impact of these requirements on its mortgage lending business.

In addition, the Federal Reserve and other federal bank regulatory agencies have issued a proposed rule under the Dodd-Frank Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Dodd-Frank Act.  The final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which we may sell mortgages we originate.  At this time, we cannot predict the content of final CFPB and other federal agency regulations or the impact they might have on the Company’s financial results.  The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Company’s compliance costs and litigation exposure.

The January 25, 2013 decision of the D.C. Circuit Court of Appeals invalidating recess appointments to the National Labor Relations Board, calls into question the recess appointment of Richard Cordray as head of the CFPB.  What impact this potentially invalid appointment will have on the CFPB regulations promulgated in January, 2013 or actions taken prior to that time is undetermined at this time. The decision may also play a part in determining whether new legislation will be passed respecting the structure and funding of the CFPB, and whether Director Cordray will be appointed when his current term expires.  Though it is not possible to predict the outcome of the recess appointment controversy, the decision will have implications for the Company and the Bank with respect to regulations that apply to them and to competition from other entities that may or may not be subject to regulations promulgated by the CFPB

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, remains uncertain.

INTERCHANGE FEES FOR DEBIT CARDS

Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures may require smaller depository institutions to reduce fees with respect to these debit card transactions.

TRANSACTIONS WITH AFFILIATES

Under Indiana law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies, such as the Bancorp. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

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

COMMUNITY REINVESTMENT ACT MATTERS

Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 (“CRA”) be disclosed. The disclosure includes both a four-unit descriptive rating (specifically, outstanding, satisfactory, needs to improve, and substantial noncompliance) and a written evaluation of an institution’s performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

OTHER FUTURE LEGISLATION AND CHANGE IN REGULATIONS

Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Holding Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Holding Company cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Holding Company or the Bank.

TAXATION

FEDERAL TAXATION

For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Holding Company and the Bank file a consolidated federal income tax return for each fiscal year ending December 31. The Company’s federal income tax returns have not been audited in recent years.

STATE TAXATION

The Company is subject to Indiana’s Financial Institutions Tax (“IFIT”), which is imposed at a flat rate of 8.5% on apportioned “adjusted gross income.” “Adjusted gross income,” for purposes of IFIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company’s state income tax returns have not been audited in recent years.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The following table provides certain information with respect to the Bank’s offices as of December 31, 2012.

Description and Address	Owned or Leased	Year Opened	Total Deposits (in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana
Downtown Office:
233 East Main Street	Owned	1952	$54,644	$303	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	-	200	420
Hilltop Location:
430 Clifty Drive	Owned	1983	161,556	2,268	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,620	91	517

Location in Charlestown, Indiana
1025 Highway 62	Leased/Land	2002	7,590	482	1,500

Location in Dupont, Indiana
10525 N West Front Street	Owned	1910	11,720	164	2,332

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	11,250	373	3,000

Location in Hanover, Indiana
10 Medical Plaza Drive	Owned	1995	13,717	378	1,344

Location in New Albany, Indiana
2675 Charlestown Road	Owned	2010	22,922	512	6,000

Location in North Vernon, Indiana
Branch:
220 N State Street	Owned	2003	33,638	724	3,168
Operations Building:
216 N State Street	Owned	2007	-	845	7,560

Location in Sellersburg, Indiana
Highway 311	Owned	2005	28,528	2,402	13,000

Location in Seymour, Indiana
1725 E Tipton Street	Owned	2009	27,151	1,545	9,244

Location in Carrollton, Kentucky
1501 Highland Avenue	Leased	2003	3,919	191	1,656
In addition to the assets owned by the Bank, Madison First Services, a subsidiary of the Bank, owns two pieces of land, one in Madison, Indiana and the second in Charlestown, Indiana, both held for future expansion of the Company. Total book value of this land at December 31, 2012 was $427,000.

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $503,000 at December 31, 2012.

The Bank operates 16 automated teller machines (“ATMs”), one at each office location, except for Dupont and 233 East Main St. (the main office has two), one at Hanover College, in Hanover, Indiana, one in the Big Lots parking lot in Madison, one at the Clark County Jail in Jeffersonville, Indiana, and one at Butler Mall in Carrolton, Kentucky. The Bank’s ATMs participate in the Passport® network.

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

Matthew P. Forrester (age 56) has served as the Bank and Holding Company President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as Senior Vice President, Treasurer and Chief Financial Officer for Home Loan Bank and its holding company, Home Bancorp, in Fort Wayne, Indiana. Prior to joining Home Loan Bank, Mr. Forrester was an examiner for the Indiana Department of Financial Institutions. Mr. Forrester also serves as a Director of the Federal Home Loan Bank of Indianapolis.

Lonnie D. Collins (age 64) has served as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and has served as the Bank’s outside counsel since 1980.

Vickie L. Grimes (age 57) has served as Vice President - Finance since May of 2007. Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 41) has served as Executive Vice President since July 29, 2005, and as Vice President of Loan Administration of the Bank since September of 2001. Prior to his appointment as Executive Vice President, he served as Vice President of Loan Administration. Prior to joining the Bank, he served as President of Republic Bank of Indiana.

Mark A. Goley (age 57) has served as Vice President of Loan Services since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens.

William H. Hensler (age 49) has served as Vice President – Wealth Management since June of 2006. Prior to joining the Bank he served as a financial consultant with Hilliard Lyons.

John Muessel (age 60) has served as Vice President – Trust Officer since April of 2002. Prior to joining the Bank, he served as Trust Officer of National City Bank of Indiana.

Robert E. Kleehamer (age 70) has served as Senior Vice President – Business Development since October 2009 and was named an executive officer of the Holding Company in April 2010. From June 2008 to October 2009, he served as Vice President for the Bank in the same position. Prior to joining the Bank, he was Area President for First Harrison Bank, and President and organizing director of Hometown National Bank, a de novo bank opened in March of 1997, later sold to First Harrison Bank.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends

There were 1,524,872 common shares of River Valley Bancorp outstanding at February 22, 2013, held of record by approximately 306 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon since January 2010. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2012
December 31	$18.09	$16.89	$0.21
September 30	16.92	16.63	0.21
June 30	15.64	15.64	0.21
March 31	15.61	15.50	0.21
2011
December 31	$15.50	$15.44	$0.21
September 30	16.02	16.02	0.21
June 30	16.25	16.25	0.21
March 31	15.55	14.30	0.21

The high and low sale prices for the Holding Company’s common shares between December 31, 2012 and February 22, 2013, were $17.15 and $20.00, respectively.

Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. In addition, the Bank may not pay a dividend if it would reduce its regulatory capital below the amount required for the liquidation account (which was established for the purpose of granting a limited priority claim on the assets of River Valley Financial, in the event of a complete liquidation, to those members of River Valley Financial before its conversion from mutual to stock form who continue to maintain a savings account at River Valley Financial).

The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

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

Generally, there is no Federal Reserve regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Federal Reserve that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. In addition, under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition. However, the Federal Reserve issued a letter dated February 24, 2009, to bank holding companies providing that it expects banks holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock.  Indiana law, moreover, would prohibit the Holding Company from paying a dividend, if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company’s total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

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

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no shares repurchased during the three-month period ending December 31, 2012.

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

Selected Consolidated Financial Information and Other Data

	At December 31,
	2012	2011	2010	2009	2008
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$472,855	$406,643	$386,609	$396,162	$372,344
Loans receivable - net	305,518	253,096	265,448	276,591	285,304
Cash and cash equivalents	19,152	18,714	16,788	13,387	10,033
Investment securities	113,770	104,689	75,231	79,561	52,284
Deposits	384,255	305,226	286,337	276,586	247,777
FHLB advances and other borrowings	49,717	65,217	65,217	86,217	97,217
Stockholders’ equity	35,587	32,957	31,468	30,715	24,540

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share data)
Summary of consolidated income data:
Total interest income	$17,510	$17,712	$18,634	$19,187	$20,335
Total interest expense	5,000	5,823	7,301	9,322	10,876
Net interest income	12,510	11,889	11,333	9,865	9,459
Provision for losses on loans	1,382	2,771	2,645	2,883	1,080
Net interest income after provision for losses on loans	11,128	9,118	8,688	6,982	8,379
Other income	5,769	3,008	3,902	4,168	3,212
General, administrative and other expense	12,026	10,251	9,718	9,304	8,383

Income before income tax expense	4,871	1,875	2,872	1,846	3,208
Income tax expense	859	103	552	150	713
Net income	4,012	1,772	2,320	1,696	2,495

Preferred stock dividends	362	362	363	26	-
Net income available to common shareholders	$3,650	$1,410	$1,957	$1,670	$2,495

Basic earnings per share	$2.40	$0.93	$1.30	$1.10	$1.54
Diluted earnings per share	$2.40	$0.93	$1.29	$1.09	$1.53

	Year Ended December 31,
Selected financial ratios and other data:	2012	2011	2010	2009	2008

Interest rate spread during period	3.00%	3.02%	2.83%	2.43%	2.51%
Net yield on interest-earning assets (1)	3.17	3.19	3.05	2.68	2.81
Return on assets (2)	0.96	.45	.59	.44	.69
Return on equity (3)	11.72	5.41	7.23	6.48	9.71
Equity to assets (4)	7.53	8.10	8.14	7.75	6.59
Average interest-earning assets to average interest-bearing liabilities	113.16	111.21	111.13	109.48	109.08
Non-performing assets to total assets (4)	3.45	4.74	4.53	2.30	.35
Allowance for loan losses to total loans outstanding (4)	1.15	1.56	1.41	.94	.82
Allowance for loan losses to non-performing loans (4) (6)	21.21	40.59	36.66	36.27	226.22
Net charge-offs to average total loans outstanding	0.69	.98	.53	.94	.32
General, administrative and other expense to average assets (5)	2.87	2.59	2.47	2.39	2.34
Dividend payout ratio	35.00	90.32	65.12	77.06	54.90
Number of full service offices (4)	12	9	9	8	8

(1)	Net interest income divided by average interest-earning assets.
(2)	Net earnings divided by average total assets.
(3)	Net earnings divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.
(6)	Performing troubled debt restructured loans have been excluded from non-performing loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

As discussed previously, the Holding Company was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2012, and results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

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

Effect of Current Events

The level of turmoil in the financial services industry continues to present unusual risks and challenges for the Company, as described below:

The Current Economic Environment. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business become more acute in periods of a slow economic growth and high unemployment. Many financial institutions continue to be affected by an uncertain real estate market. While we continue to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current level of low economic growth on a national scale, the occurrence of another national recession, or a deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Over the last four and one-half years, Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 – Regulation and Supervision – Dodd-Frank Act for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments during a comment period that ran through October 2012.  In November 2012, the federal bank regulatory agencies jointly stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Basel III specified that banks should be compliant with the new capital requirements by January 2015, but on January 6, 2013, the restrictions were eased to provide for annual increases that would result in full compliance in 2019.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

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

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

Changes  in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. Further increases in premium assessments are also possible and would increase the Company’s expenses. Effective with the June 2011 reporting period, the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions. As a result of these changes, the Company experienced a decrease in premiums. However, increased assessment rates and special assessments could have a material impact on the Company’s results of operations.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past five years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions, although there have been signs that lending is increasing. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. In particular, the Company may face the following risks in connection with these events:

•
We are experiencing, and expect to continue experiencing increased regulation of our industry, particularly as a result of the Dodd-Frank Act and the CFPB. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities

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

In addition, the Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Company or reducing the availability of funds to the Company to finance its existing operations.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2012. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights.

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

The Company’s primary market area for lending has been comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. With the acquisition of Dupont, the Company’s market area will include Jackson and Jennings Counties in Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Company’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the year ended December 31, 2012.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2012, mortgage servicing rights had a carrying value of $679,000.

Discussion of Changes in Financial Condition from December 31, 2011 to December 31, 2012

At December 31, 2012, the Company’s consolidated assets totaled $472.9 million, an increase of $66.2 million, or 16.3%, from the December 31, 2011 total.  In addition, the Company’s consolidated liabilities also increased from $373.7 million at December 31, 2011to $437.3 million at December 31, 2012.  The increases were primarily due to the acquisition of Dupont State Bank as the Company added $52.1 million in loans to its balance sheet, $12.1 million in available-for-sale securities, $78.3 million in deposits, $3.5 million in net cash and cash equivalents, and other lesser items.  Additionally, the Company prepaid $12.5 million in Federal Home Loan Bank advances during 2012 using the liquidity generated from the acquisition of Dupont State Bank and related sales of investment securities.  The penalties recognized on the prepayment of Federal Home Loan Bank advances was in part offset by the gains recognized on the investment sales.  The result of these transactions should have a positive impact on the profit of the Company going forward as borrowings typically carry a higher cost than traditional deposits.

Liquidity for the Company continued to be strong, with the balances in cash and cash equivalents at $19.2 million as of December 31, 2012, as compared to balances of $18.7 million as of December 31, 2011.

With limited loan demand and the acquisition of Dupont State Bank, investment securities available for sale increased $9.1 million, or 8.7%, for the twelve month period, from $104.7 million at December 31, 2011 to $113.8 million as of December 31, 2012.  Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries, and all are available for sale.  For the period, agency investments increased a total of $5.5 million, from $37.9 million at December 31, 2011 to $43.4 million at the same point in 2012.  Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities increased only slightly over the period by $1.3 million, or 3.7%, as the Company sold investment securities to take advantage of gain positions and to offset acquisition expenses and prepayment penalties on borrowings.  Municipal investments increased by $2.5 million, representing a percentage increase period to period of 8.7%, from $28.7 million at December 31 2011 to $31.2 million at December 31, 2012.  Corporate investments decreased by $200,000 during the twelve-month period, rounding out the overall increase in investment levels, period to period.

The Company evaluates all investments for other than temporary impairment quarterly. The twelve-month period ended December 31, 2012 brought continued scrutiny of the Company’s investments and in particular of asset quality and changes in the fair values of the individual investments. The Company’s securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. The Company’s portfolio is comprised of the following types of investments.

Agency investments, which includes AAA-rated Federal Home Loan Mortgage Corp. (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average tax equivalent yield of 1.79%, were at a net unrealized gain position at December 31, 2012. No agency investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $43.4 million represents 38.1% of the total investment portfolio. Agency investments are primarily held at the Bank level, for liquidity purposes.

Collateralized mortgage obligations, which includes governmentally guaranteed FNMA, FHLMC, and Government National Mortgage Association (GNMA) REMICs, at an average tax equivalent yield of 2.54%, were at a net unrealized gain position at December 31, 2012. No collateralized mortgage obligation investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $22.2 million represents 19.5% of the total investment portfolio.

Government-sponsored enterprise (GSE) residential mortgage-backed securities, which includes governmentally guaranteed FNMA, GNMA, and FHLMC Gold pools, at an average tax equivalent yield of 2.45%, were at a net unrealized gain position at December 31, 2012. No mortgage-backed investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $13.9 million represents 12.2% of the total investment portfolio.

Municipal securities from a variety of sources, with an average tax equivalent yield of 5.44%, were at a net unrealized gain position at December 31, 2012. The portfolio is comprised of both general obligation (GO) bonds and revenue bonds. No municipal investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $31.2 million represents 27.4% of the total investment portfolio.

Corporate investments, comprised of four “A2” or higher rated corporate bonds (Moody’s rated), were at a net unrealized gain at December 31, 2012, and two inactively traded trust preferred issues, with a total average tax equivalent yield of 1.56%, were at a net unrealized loss position at December 31, 2012. Both trust preferred investments have been at an unrealized loss for 12 consecutive months or more. The four corporate bonds were purchased in the third quarter of 2011 and were at a continuous loss position for the remainder of 2011, but the corporate investments rallied to a gain position by the end of 2012. The trust preferred issues remained at a loss position for the entirety of 2012.  Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012. Total corporate and other investments, with total carrying value of $3.2 million, represent 2.8% of the total investment portfolio. Both issues of trust preferred securities represent some potential risk to the Company simply by virtue of their attributes. They are discussed individually below.

The ALESCO 9A class A2A (ALESCO 9A) investment and the Preferred Term Security XXVII, LTD class A-1 (PRETSL XXVII) investment are both thinly traded. Both issues are backed by financial institutions and insurance companies, and the current pricing reflects inactivity in the markets for trust preferred issues. As the national economic woes have continued some of the underlying financial institutions have defaulted on or deferred interest payments. Some curing of these defaults has occurred as conditions improve. While these defaults/deferrals may negatively affect the lower tranches of the issues, the Bank holds the top tranche of PRETSL XXVII and the second highest tranche of ALESCO 9A. The collateralization levels on these issues are still more than adequate for the Bank to be protected. Both cash flow and other analysis, performed by independent third party analysts, and reviewed by management, indicate that it is more than likely that these investments will continue to maturity, and are thus only temporarily impaired. Cash flow analysis indicates that full payment of the tranches held by the Bank is expected by maturity, if not before.

In November 2007, the Company purchased $1.0 million face value of ALESCO 9A trust preferred stock at a price of $88.81 ($888,100). At December 31, 2012, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $438,000 and at an amortized cost on that date of $903,000. The net unrealized loss on this investment at December 31, 2012 was $465,000. These figures as of December 31, 2011 were: market value of $488,000, amortized cost of $900,000, and net unrealized loss of $412,000, indicating improvement period to period. 2011 levels were all improvements over 2010, indicating a trend of improvement in the investment. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A2A, the projected cash flows as of December 31, 2012, which indicate that the Company will receive all contractual payments on or before maturity, and the current collateral position of the tranche, 122.0%, which while below the trigger collateralization of 146.20%, still reflects sufficient coverage for the tranche. The interest coverage ratio is 276.32%, on a trigger amount of 125.00%, indicating strong coverage for interest payments to the “A” tranche. Because the Company does not intend to sell this investment and because it is not “more likely than not” that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

In February 2008, the Company purchased $1.0 million face value of PRETSL XXVII trust preferred stock at a price of $90.00 ($900,000). At December 31, 2012, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $759,000 and at an amortized cost on that date of $815,000. The net unrealized loss on this investment at December 31, 2012 was $56,000. These figures as of December 31, 2011 were: market value of $603,000, amortized cost of $862,000, and net unrealized loss of $259,000, indicating improvement period to period. The investment has received quarterly pay down of principal for the entire period the Company has held the investment. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A-1, the current collateral position of the tranche, 157.0%, and the projected cash flows as of December 31, 2012, which indicate that the Company will receive all contractual payments on or before maturity. Because the Company does not intend to sell this investment and because it is not “more likely than not” that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

For the twelve-month period ended December 31, 2012, net loans, excluding loans held for sale, increased from $253.1 million at December 31, 2011 to $305.6 million at December 31, 2012, primarily due to the purchase of Dupont State Bank and the $52.1 million in loans that came with that purchase.  The loans acquired from Dupont State Bank were adjusted to fair value at the time of acquisition.

The difficult lending environment and sluggish economy continued to affect loan production with little increase in the portfolio outside of the Dupont State Bank acquisition.  Foreclosures continued at a lesser level than prior years, as $2.0 million of real estate collateral for non-performing loans transferred to real estate owned and held for sale (REO). Real estate owned as a result of foreclosure at December 31, 2012 totaled $1.6 million as compared to $2.5 million at the same point in 2011, a decrease of $900,000, or 36.0% period to period. The Company closely monitors the values of these properties, and additional charge downs were taken as necessary based on current fair value information such as appraisal data and pending sales offers.  Write down of REO for, the twelve-month period ended December 31, 2012 was $300,000 as compared to $614,000 for the year ending December 31, 2011.

Sales of loan into the secondary market continued to be strong during 2012 and increased from the 2011 levels which were strong also.  Proceeds from sales for 2012 were $33.4 million as compared to proceeds of $24.5 million for 2011.  Sales into the secondary market are an important source of noninterest income for the Company and helped offset the costs associated with the acquisition of Dupont State Bank and the write-downs on the carrying value of real estate held for sale.

The Company’s consolidated allowance for loan losses totaled $3.6 million at December 31, 2012, as compared to $4.0 million at December 31, 2011. Provision expense of $1.4 million for 2012 was offset by net charge-offs of $1.8 million.  This compared to provision expense for 2011 of $2.8 million and net charge-offs of $2.6 million. Net charge-offs for the year ended December 31, 2012 were comprised of properties that have labored through the foreclosure process, most for as long as two to three years, and included the charge-off of approximately $1.0 million of specific reserves at December 31, 2011. In addition, net charge-offs included approximately $902,000 for partial charge-offs as a result of the Company’s ongoing evaluation of problem loans and the related collateral values.  The allowance for loan losses represented 1.15% of total loans as of December 31, 2012 as compared to 1.56% as of December 31, 2011. The allowance for loan losses, as a percentage of loans, declined primarily due to a reduction in specific reserves and the increase in loans outstanding. At December 31, 2012, specific reserves totaled $794,000 as compared to $1.4 million at December 31, 2011. In addition, loans increased approximately $52.0 million from December 31, 2011 to December 31, 2012 due primarily to loans added in the Dupont State Bank acquisition. These loans were recorded at fair value at acquisition and totaled $50.5 million at December 31, 2012.

Delinquency 30 or more days past due as of December 31, 2012 was $5.6 million, or 1.8% of total loans, as compared to $10.8 million, or 4.3%, at December 31, 2011. The 2012 decrease was due primarily to culmination of lengthy loan foreclosures that resulted in the real estate held for sale discussed above, and on greatly improved delinquency trends throughout the year.  Average delinquency for the fiscal year 2012 was 3.00% as compared to 4.49% for the same period in 2011.  The 2012 average delinquency rate was the lowest since 2008.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of December 31, 2012 were $10.9 million, compared to $9.9 million at December 31, 2011. Non-performing loans as a percent of net loans were 3.55% and 3.90%, respectively, for those periods. The total of non-performing loans and loans performing under a troubled debt restructuring agreement as of December 31, 2012 was $14.7 million, or 4.82% of net loans. This compares to $16.8 million and 6.64% of net loans at the same date in 2011. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured.

As a significant part of its management of delinquent loans, the Bank continued to focus on the analysis of problem loans and adjustments of those loans to fair value through the establishment of specific valuation allowances or partial charge off of loan balances.  In addition to the $902,000 in partial charge-offs mentioned above, as of December 31, 2012, the Bank had $794,000 in specific valuation allowances for potential losses.  This compares to $1.4 million at the same point in 2011.  The general reserve for loan losses was $2.8 million at December 31, 2012 as compared to $2.6 million at December, 31 2011.  As a percent of loans outstanding on these dates, the general reserve was 0.89% of total loans as of December 31, 2012 and 1.00% as of the same date in 2011.  This percentage declined primarily due to the increase in loans outstanding.  As noted above, the increase in loans from December 31, 2011 to December 31, 2012 was primarily due to the acquisition of Dupont State Bank.

Risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and in increasing requirements for amount and type of collateral securing the debt. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2012, those trends had improved locally, regionally, and nationally, with unemployment rates lower on average from the 2010 and 2011 rates.

Management believes the level of the allowance at December 31, 2012 to be adequate based upon historical experience, the volume and type of lending conducted by the Company and current delinquency levels.  However, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Other significant changes in assets during the period included a $2.8 million increase in premises and equipment directly related to the acquisition of Dupont State Bank and a slight increase in the total of Federal Home Loan Bank stock of $369,000, from $4.2 million as of December 31, 2011 to $4.6 million as of that same date in 2012.  This was also a result of the acquisition.

Deposits totaled $384.3 million at December 31, 2012, an increase of $79.0 million, or 25.9%, from total deposits of $305.2 million at December 31, 2011, primarily due to the $78.3 million in deposits acquired from Dupont State Bank.  During the twelve-month period, the Company continued to see a shift from maturity and interest-bearing demand deposits, to noninterest-bearing accounts, as the average balance of  noninterest-bearing transactional deposit accounts increased by $6.7 million, or 26.7%, period to period, while the average balance of interest-bearing accounts increased 6.0%, or $16.0 million. These shifts were mirrored in the balances acquired from Dupont State Bank with funds primarily held in noninterest-bearing transactional accounts.  At period end, the change in balances from December 31, 2011 to December 31, 2012 included noninterest-bearing deposits which increased $16.0 million from $24.5 million to $40.5 million; interest-bearing demand deposit accounts which increased $33.7 million from $160.7 million to $194.4 million; and certificate of deposit accounts which increased $29.3 million, or 24.4%, from $120.1 million to $149.4 million.

As loan balances and loan demand decreased and deposit levels continued to increase, the challenge to the Company was to place excess funds in earning assets, while maintaining the flexibility to meet interest rate risk challenges and provide sufficient, accessible liquidity for the Company.  During the twelve months ended December 31, 2012, the Company met this challenge by purchasing investments specific to those purposes and prepaying certain borrowings.

Amounts borrowed by the Company declined period to period from $65.2 million at December 31, 2011, to $49.7 million as of December 31, 2012.  Advances from the Federal Home Loan Bank represent the largest portion of those balances at $42.5 million at December 31, 2012 as compared to $58.0 million at December 31, 2011.  The decrease in the balances of advances held was primarily the result of the previously mentioned prepayment of $12.5 million in advances with the proceeds in part from sales of $5.2 million in available-for- sale securities. The net effect allowed for an improvement of the overall net interest margin as the Company prepaid the higher costing borrowings by selling lower yielding investments at a profit.  The average cost of borrowings for the twelve-month period ended December 31, 2012 was 3.67% as compared to the cost of traditional deposits, 0.94%, for the same period.  The Federal Home Loan Bank (FHLB) is the Company’s primary source of wholesale funding.  The average rates paid on those borrowings increased 28 basis points across the period, from 3.55% as of December 31, 2011 to 3.83% as of December 31, 2012, directly a result of the accelerated prepayment mentioned. Borrowing costs of $2.3 million for the twelve months ended December 31, 2012 compared to $2.4 million for the same period in 2011.

Stockholders’ equity totaled $35.6 million at December 31, 2012, an increase of $2.6 million, or 8.0%, from the $33.0 million at December 31, 2011.  The increase was primarily due to year-to-date earnings of $4.0 million which included a bargain purchase gain of  $988,000 related to the acquisition of Dupont State Bank.  The Company paid dividends totaling $1.6 million to preferred and common shareholders.  Dividends to common shareholders for the twelve-month period were $.84 per share.  During the fiscal year 2012, the Bank paid dividends to the Company totaling $2.0 million, the same amount as in the prior twelve-month period ended December 31, 2011.  Dividends from the Bank to the Company are eliminated in consolidation.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2012, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General

River Valley’s net income for the year ended December 31, 2012, totaled $4.0 million, a increase of $2.2 million, or 126.4%, from net income of $1.8 million reported for the same period in 2011. The change in income period to period was comprised of a variety of changes that occurred over the period, most obviously the $988,000 bargain purchase gain on the acquisition of Dupont State Bank in November of 2012. Total interest income decreased $202,000, or 1.14%, from $17.7 million for the twelve months ended December 31, 2011 to $17.5 million for the same period in 2012, as yields on interest-earning assets dropped. Offsetting the decrease in interest income was a more dramatic decrease in interest expense, with interest expense for the twelve months ended December 31, 2012 decreasing $823,000, or 14.1%, from $5.8 million for the twelve-month period in 2011 to $5.0 million for the sameperiod in 2012, as deposit and borrowing average costs of funds dropped from 1.74% for the twelve-month period ended December 31, 2011 to 1.43% for the same period in 2012. These changes continued to benefit the Company during the year, with net interest income of $12.5 million as compared to $11.9 million at the same point in 2011, an increase of $621,000, or 5.2%. Provision expense declined year to year, to $1.4 million for the twelve months ended December 31, 2012, as compared to $2.8 million for the same period a year before.  The increase in noninterest income came primarily from the $988,000 bargain purchase gain related to the acquistion of  Dupont State Bank. Other significant factors affecting net income for the twelve-month period ended December 31, 2012 were strong income from the sale of loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation, offset by increases in salaries and benefits, as professional personnel were added, and increases in professional fees and other costs associated with acquisition activities of the Company.

With the increase in pre-tax income, income tax expense increased, with the effective tax rate for 2011 of 5.5% increasing to 17.6% for 2012. Income from municipal investments held at the Company’s Nevada subsidiaries and increases in the cash surrender value of Bank-owned life insurance continue to contribute to the effective tax rate as the percentage of non-taxable income to total income remains elevated.

Net Interest Income

Total interest income for the year ended December 31, 2012, was $17.5 million, a decrease of $202,000, or 1.14%, from the 2011 total of $17.7 million. The average balance of interest-earning assets outstanding year-to-year increased, by $22.7 million, or 6.09%, as loan receivables and available-for-sale investment balances increased.

The average balance of loans receivable for the twelve-month period ended December 31, 2012 increased 0.91%, or $2.4 million, over the same period in 2011. With a modest change in yields, 5.48% for the twelve months ended December 31, 2012 as compared to 5.63% for the same period in 2011, interest income from loans receivable decreased 1.8%, to $14.5 million for the year ending December 31, 2012, from $14.8 million for the year ending December 31, 2011.

The average balance of investments increased $21.0 million, from $89.2 million in 2011 to $110.2 million in 2012. Interest income on investment securities increased slightly from $2.7 million at December 31, 2011 to $2.8 million for the same period in 2012, as the increase in average balances was not able to overcome the dramatic decline in yields, with the average yield for 2012 of 2.54% as compared to 3.08% in 2011. As in 2011, the Company took advantage of gain positions on some investments with gain on sale for 2012 of $997,000 much higher than the $312,000 for the same period a year earlier. Investments held at the Bank level are held primarily for liquidity purposes, whereas longer termed asset-backed and municipal securities, used for investment purposes, are held at a Nevada subsidiary.

Interest-earning deposits held by the Company decreased slightly, period to period, with the average balance of those deposits being $15.2 million for 2012, as compared to $15.7 million for 2011, a negligible decrease. Income from interest-earning deposits was $35,000 for the period ended December 31, 2012 as compared to $34,000 for the period ended December 31, 2011.

For the period ending December 31, 2012, total interest expense was $5.0 million, a significant drop of $823,000, or 14.1%, from the $5.8 million for the period ended December 31, 2011. Interest expense for the Company is comprised of interest on funds deposited with the Company and expense on borrowings by the Company.

The average balance of total deposits increased from $295.0 million at December 31, 2011 to $326.6 million at December 31, 2012, an increase of $31.6 million, or 10.7%. The average balance of interest-bearing deposits increased from $270.0 million at December 31, 2011 to $286.1 million at December 31, 2012, an increase of $16.1 million, or 5.9%. The average cost of interest-bearing deposits dropped from 1.28% to 0.94%, 2011 to 2012, with total interest expense on deposits for the period ending December 31, 2012 at $2.7 million, down $779,000, or 22.5%, from the $3.5 million for the period ending December 31, 2011.  While portions of the decrease in interest expense on deposits was due to downward adjustment of rates, portions of the decrease were due to changes in the mix of deposits, with customers moving their money to transactional accounts, rather than time accounts, in the current rate environment.

Over the same period, the cost of borrowings increased from 3.64% to 3.67%, however, the amount of interest expense decreased by $44,000, or 1.86%, as borrowings were repaid with excess funds from deposits. Total interest expense for borrowings for the period ended December 31, 2012 was $2.3 million, as compared to $2.4 million for the same period ended 2011.

In summary, during the period ending December 31, 2012, the cost of interest-bearing deposits and borrowings dropped to a greater extent than the yields on interest-earning assets, a benefit to net interest income in total. Net interest income for the period ending December 31, 2012 was $12.5 million, up $621,000, or 5.2%, from the $11.9 million for the same period ending December 31, 2011.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the

Company, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $1.4 million provision for losses on loans for the twelve months ended December 31, 2012, as compared to $2.8 million for the same period in 2011. The Company is diligent in assessing the status of problem loans, including those in the lengthy process of foreclosure. Delinquencies in total declined significantly as foreclosures pending during the last 12 to 18 months have been resolved, and new delinquencies remain controlled.  The average delinquency rate for the fiscal year of 2012 was 3.00% as compared to 4.49% for fiscal year 2011.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) plus troubled debt restructured as of December 31, 2012 were $14.7 million, compared to $16.8 million at December 31, 2011. Non-performing loans and troubled debt restructured as a percent of net loans were 4.82% and 6.64%, respectively, for those periods. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured.

Of total non-performing loans, approximately $1.4 million have been past due for twelve months or more, have been reduced by partial charge-off of confirmed losses or protected by specific reserve allocations, and are in the lengthy process of work out or foreclosure. Non-performing loans of the Company average 298 days past due, emphasizing the fact that these are loans that have been moving slowly through the foreclosure process for a period of time. From time to time, the Company may be required to charge down loans that are performing loans because of collateral shortfalls identified through appraisal review or other methods. While management believes that the allowance for losses on loans is adequate at December 31, 2012, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $2.8 million, or 91.8%, during the twelve months ended December 31, 2012 to $5.8 million, as compared to the $3.0 million reported for the same period in 2011. The increase was due primarily to a bargain purchase gain of $988,000 related to the acquisiton of Dupont State Bank in the fourth quarter of 2012. Net losses on other real estate owned, which includes fair value adjustments for those properties of $300,000, were $577,000 for the twelve-month period ended December 31, 2012, as compared to $750,000 for the same period in 2011, a change of $173,000. Other notable increases in other income included a significant increase in gains on the sale of available-for-sale securities, $997,000 for the twelve months ended December 31, 2012, as compared to $312,000 for the same period in 2011, and  a noticeable increase in gains on the sale of loans into the secondary market, primarily to Freddie Mac, $1.2 million for the twelve months ended December 31, 2012, as compared to $730,000 for the same twelve months in 2011.  Income from service charges, such as that for overdraft of deposit accounts, increased only slightly over the period, from $1.9 million for the twelve-month period ending December 31, 2011 to $2.1 million for the same period ending December 31, 2012.  Income such as service charge and fee income is dependent upon consumer practices and somewhat upon regulatory pressures to reduce such fees. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses increased $1.8 million, or 17.3%, from December 31, 2011 to December 31, 2012. Increases were experienced in several financial statement lines. The most significant financial statement changes, both increases and decreases, are as follows.

Salaries and employee benefits increased 12.1% period to period, from $5.3 million for the twelve months ended December 31, 2011 to $6.0 million for the same period in 2012. This reflects the addition of professional and branch personnel and increases in benefits, including health insurance increases.

A prepayment penalty to the Federal Home Loan Bank of Indianapolis in the amount of $392,000 was recognized in relation to the prepayment of $12.5 million of advances.

Acquisition costs increased $170,000 from $212,000 for the twelve months ended December 31, 2011 to $382,000 for the same period in 2012.

Other administrative costs, including business services, office supply costs, data processing fees, and net occupancy and equipment, increased for the twelve months ended December 31, 2012 as compared to the same period in 2011, reflecting the addition of new branches from the acquisition of Dupont State Bank.

Income Taxes

Tax expense of $859,000 was recorded for the twelve-month period ended December 31, 2012, as compared to $103,000 for the comparable period in 2011.  For the 2012 period, the Company had pre-tax income of $4.9 million, as compared to $1.9 million for the 2011 period.  The increase in taxable income as a percent of total income was responsible for the increase in the effective tax rate.  The effective tax rate was 17.6% for the twelve-month period ended December 31, 2012, as compared to 5.5% for the same period in 2011.  The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

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

	Year Ended December 31,
	2012			2011			2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$15,152	$35	0.23%	$15,722	$34	0.22%	$15,948	$32	0.20%
Other securities (1)	74,088	1,877	2.53	57,787	1,644	2.84	48,137	1,481	3.08
Mortgage-backed securities (1)	36,130	922	2.55	31,394	1,105	3.52	29,009	1,171	4.04
Loans receivable (2)	265,571	14,544	5.48	263,209	14,818	5.63	273,772	15,859	5.79
FHLB stock	4,288	132	3.08	4,339	111	2.56	4,791	91	1.90
Total interest-earning assets	395,229	17,510	4.43	372,451	17,712	4.76	371,657	18,634	5.01
Noninterest earning assets, net of allowance for loan losses	24,193			23,723			21,707
Total assets	$419,422			$396,174			$393,364
Liabilities/shareholder equity
Interest-bearing liabilities:
Interest-bearing demand	$83,489	$444	0.53%	$72.383	452	0.62%	$50,466	234	0.46%
Savings deposits	80,287	288	0.36	77,565	507	0.65	97,793	1,194	1.22
Certificates of deposit	122,316	1,947	1.59	120,084	2,499	2.08	114,473	2,717	2.37
FHLB advances and other borrowings	63,175	2,321	3.67	64,884	2,365	3.64	71,717	3,156	4.40
Total interest-bearing liabilities	349,267	5,000	1.43	334,916	5,823	1.74	334,449	7,301	2.18
Other liabilities	35,910			28,479			26,840
Total liabilities (3)	385,177			363,395			361,289
Total equity	34,245			32,779			32,075
Total liabilities and equity	$419,422			$396,174			$393,364
Net interest-earning assets	$45,962			$37,535			$37,208
Net interest income		$12,510			$11,889			$11,333
Interest rate spread (4)			3.00%			3.02%			2.83%
Net yield on weighted average interest-earning assets (5)			3.17%			3.19%			3.05%
Average interest-earning assets to average interest-bearing liabilities			113.16%			111.21%			111.13%

(1)	Includes securities available for sale at fair value.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes Noninterest Demand Deposit Accounts of $31,464, $24,945 and $23,858.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Volume	Increase (decrease) due to Rate	Total	Volume	Increase (decrease) due to Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$(2)	$24	$22	$(9)	$31	$22
Investment securities	577	(527)	50	372	(275)	97
Loans receivable, net	132	(406)	(274)	(602)	(439)	(1,041)
Total	707	(909)	(202)	(239)	(683)	(922)
Interest-bearing liabilities:
Deposits	127	(906)	(779)	38	(725)	(687)
FHLB advances and other borrowings	(63)	19	(44)	(282)	(509)	(791)
Total	64	(887)	(823)	(244)	(1,234)	(1,478)
Change in net interest income	$643	$(22)	$621	$5	$551	$556

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

At December 31, 2012, the Bank had commitments to originate loans totaling $6.2 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $38.9 million.

At December 31, 2012, the Bank had $4.1 million in commitments to sell loans.

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Company considers the Bank’s liquidity and capital resources sufficient to meet outstanding short- and long-term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)

Cash flows from operating activities	$5,414	$5,862	$5,202

Cash flows from investing activities:
Net cash received in Dupont State Bank acquisition	9,193	-	-
Purchase of securities	(45,974)	(47,826)	(23,277)
Proceeds from maturities of securities	25,762	10,533	17,224
Proceeds from sales of securities	24,162	10,201	10,655
Net loan originations	(3,868)	4,658	7,582
Proceeds from sale of real estate acquired through foreclosure	2,686	2,024	590
Other	(390)	(773)	(578)

Cash flows from financing activities:
Net increase (decrease) in deposits	729	18,889	8,594
Net increase (decrease) in borrowings	(15,500)	-	(21,000)
Purchase of stock	(3)	(55)	-
Issuance of preferred stock	-	-	-
Other	(1,773)	(1,587)	(1,591)

Net increase in cash and cash equivalents	$438	$1,926	$3,401

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a Tier 1 capital requirement, a core capital requirement, and a risk-based capital requirement. See Footnote 16 to the Consolidated Financial Statements.

The Bank exceeded all of the regulatory capital requirements at December 31, 2012. The following table summarizes the regulatory capital requirements and regulatory capital of the Bank at December 31, 2012:

	Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets	Amount	Amount of Excess
	(Dollars in thousands)

Total capital to risk-weighted assets	8.00%	$24,918	13.70%	$42,665	$17,747
Tier I capital to risk weighted assets	4.00%	$12,459	12.55%	$39,101	$26,642
Tier I capital to average assets	4.00%	$18,871	8.29%	$39,101	$20,230

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
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 19, 2013

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$3,675	$1,881
Interest-bearing demand deposits	8,732	14,395
Federal funds sold	6,745	2,438
Cash and cash equivalents	19,152	18,714
Investment securities available for sale	113,770	104,689
Loans held for sale	394	87
Loans, net of allowance for loan losses of $3,564 and $4,003	305,518	253,096
Premises and equipment, net	10,905	8,091
Real estate, held for sale	1,610	2,487
Federal Home Loan Bank stock	4,595	4,226
Interest receivable	2,292	1,996
Cash value of life insurance	10,161	9,855
Goodwill	79	79
Core deposit intangibles	518	25
Other assets	3,861	3,298
Total assets	$472,855	$406,643

Liabilities
Deposits
Noninterest-bearing	$40,516	$24,468
Interest-bearing	343,739	280,758
Total deposits	384,255	305,226
Borrowings	49,717	65,217
Interest payable	362	401
Other liabilities	2,934	2,842
Total liabilities	437,268	373,686

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - liquidation preference $1,000 per share - no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,524,872 and 1,514,472 shares	7,700	7,523
Retained earnings	20,990	18,617
Accumulated other comprehensive income	1,897	1,817
Total stockholders’ equity	35,587	32,957
Total liabilities and stockholders’ equity	$472,855	$406,643

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2012 and 2011

	2012	2011
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$14,544	$14,818
Investment securities	2,799	2,749
Interest-earning deposits and other	167	145
Total interest income	17,510	17,712

Interest Expense
Deposits	2,679	3,458
Borrowings	2,321	2,365
Total interest expense	5,000	5,823

Net Interest Income	12,510	11,889
Provision for loan losses	1,382	2,771

Net Interest Income After Provision for Loan Losses	11,128	9,118

Other Income
Service fees and charges	2,142	1,935
Net realized gains on sale of available-for-sale securities	997	312
Net gains on loan sales	1,153	730
Interchange fee income	454	409
Increase in cash value of life insurance	306	323
Loss on real estate held for sale	(577)	(750)
Bargain purchase gain on Dupont State Bank acquisition	988	—
Other income	306	49
Total other income	5,769	3,008

Other Expenses
Salaries and employee benefits	5,953	5,309
Net occupancy and equipment expenses	1,480	1,428
Data processing fees	454	420
Advertising	399	403
Mortgage servicing rights	270	185
Professional fees	362	317
Federal Deposit Insurance Corporation assessment	362	397
Loan-related expenses	522	367
Acquisition expense	382	212
Prepayment penalties on FHLB Advances	392	—
Other expenses	1,450	1,213
Total other expenses	12,026	10,251

Income Before Income Tax	4,871	1,875
Income tax expense	859	103

Net Income	4,012	1,772
Preferred stock dividends	362	362

Net Income Available to Common Stockholders	$3,650	$1,410

Basic Earnings per Common Share	$2.40	$0.93
Diluted Earnings per Common Share	$2.40	$0.93
Dividends per Share	$0.84	$0.84

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012 and 2011

	2012	2011
	(In Thousands)

Net Income	$4,012	$1,772
Other comprehensive income, net of tax
Unrealized gains on securities available for sale
Unrealized holding gains arising during the period, net of tax expense of $391 and $864	731	1,578
Less: Reclassification adjustment for gains included in net income, net of tax expense of $346 and $108	651	204
	80	1,374
Comprehensive Income	$4,092	$3,146

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Shares	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In Thousands, Except Share Amounts)

Balances, January 1, 2011		$5,000	$7,546	$18,479	$443	$31,468
Net income				1,772		1,772
Other comprehensive income					1,374	1,374
Cash dividends ($.84 per common share)				(1,272)		(1,272)
Stock option expense			6			6
Contribution to stock benefit plans			(55)			(55)
Amortization of expense related to stock compensation plans			26			26
Cash dividends (preferred shares)				(362)		(362)

Common stock outstanding	1,514,472

Preferred stock outstanding	5,000

Balances, December 31, 2011		5,000	7,523	18,617	1,817	32,957

Net income				4,012		4,012
Other comprehensive income					80	80
Cash dividends ($.84 per common share)				(1,277)		(1,277)
Exercise of stock options			140			140
Stock option expense			6			6
Contribution to stock benefit plans			(3)			(3)
Amortization of expense related to stock compensation plans			34			34
Cash dividends (preferred shares)				(362)		(362)

Common stock outstanding	1,524,872

Preferred stock outstanding	5,000

Balances, December 31, 2012		$5,000	$7,700	$20,990	$1,897	$35,587

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	2012	2011
	(In Thousands)
Operating Activities
Net income	$4,012	$1,772
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,382	2,771
Bargain purchase gain on Dupont State Bank acquistion	(988)	—
Depreciation and amortization	677	599
Deferred income tax	411	(226)
Investment securities gains	(997)	(312)
Loans originated for sale in the secondary market	(32,833)	(22,969)
Proceeds from sale of loans in the secondary market	33,371	24,463
Gain on sale of loans	(1,153)	(730)
Amortization of net loan origination cost	141	142
Loss on real estate held for sale	577	750
Employee Stock Ownership Plan Compensation	34	26
Net change in
Interest receivable	68	(43)
Interest payable	(108)	(84)
Prepaid Federal Deposit Insurance Corporation assessment	(338)	360
Other adjustments	1,158	(657)
Net cash provided by operating activities	5,414	5,862

Investing Activities
Net cash received in Dupont State Bank acquisition	9,193	—
Proceeds from sale of FHLB stock	—	270
Purchases of securities available for sale	(45,974)	(47,826)
Proceeds from maturities of securities available for sale	25,762	10,533
Proceeds from sales of securities available for sale	24,162	10,201
Net change in loans	(3,868)	4,658
Proceeds from sale of real estate acquired through foreclosure	2,686	2,024
Purchases of premises and equipment	(331)	(715)
Other investing activities	(59)	(328)
Net cash provided by (used in) investing activities	11,571	(21,183)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	10,667	14,880
Certificates of deposit	(9,938)	4,009
Proceeds from borrowings	—	15,000
Repayment of borrowings	(15,500)	(15,000)
Cash dividends	(1,957)	(1,634)
Acquisition of stock for stock benefit plans	(3)	(55)
Proceeds from exercise of stock options	140	—
Advances by borrowers for taxes and insurance	44	47
Net cash provided by (used in) financing activities	(16,547)	17,247

Net Change in Cash and Cash Equivalents	438	1,926

Cash and Cash Equivalents, Beginning of Year	18,714	16,788

Cash and Cash Equivalents, End of Year	$19,152	$18,714

Additional Cash Flows and Supplementary Information
Interest paid	$5,108	$5,907
Income tax paid, net of refunds	659	388
Transfers to real estate held for sale	2,048	4,781
Liabilities assumed, net of non-cash assets acquired in acquisition	2,505	—

See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

The Company is a bank holding company whose principal activity is the ownership and management of the Bank. Until November 9, 2012, the Bank operated under a federal thrift charter, and thereafter, as part of the acquisition and merger with Dupont State Bank, it converted to an Indiana state commercial bank. The Bank provides full banking services, in a single significant business segment. The Holding Company is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Bank is regulated by the Indiana Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC).

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

Cash equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted of cash accounts with other financial institutions and federal funds sold.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2012, the Company’s cash accounts exceeded federally insured limits by approximately $12.7 million. Included in this amount is approximately $4.1 million with the Federal Reserve Bank and $1.8 million with the Federal Home Loan Bank of Indianapolis.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.  Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to $250,000 FDIC insurance limit per covered institution.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The Company’s consolidated statement of operations as of December 31, 2012, would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the years ended December 31, 2012 and 2011.

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
December 31, 2012 and 2011
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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

Other-than-temporary impairment (“OTTI”) of an investment is evaluated at least quarterly pursuant to guidelines established by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), in ASC 320. If management determines that an investment experienced an OTTI, management determines the amount of the OTTI to be recognized in earnings. The Company’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Intangible assets are being amortized on primarily an accelerated basis over a ten-year period. Such assets are periodically evaluated as to the recoverability of their carrying value.

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Stock options - The Company has a stock-based employee compensation plan, which is described more fully in Note 18.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2008.

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

Reclassifications of certain amounts in the 2011 consolidated financial statements have been made to conform to the 2012 presentation.

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

At December 31, 2012, the Company held $122,155,000 in commercial real estate and land with approximately $106,433,000 of that total in loans collateralized by commercial and development real estate, primarily in the Floyd and Clark County, Indiana geographic area. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed. The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Note 2:	Acquisition

On November 9, 2012, the Company completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc. In conjunction with the acquisition, River Valley Financial Bank (Bank) merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. Under the terms of the acquisition, the Bank paid $5,700,000 for the stock of Dupont State Bank with a resulting bargain purchase gain, after application of purchase accounting

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

adjustments, of $988,000. The bargain gain was recorded as other income in the three-month period ended December 31, 2012. For the twelve-month period ended December 31, 2012, the Company had approximately $382,000 in costs relative to the acquisition. Acquisition expense for the same period ended December 31, 2011 was approximately $212,000. As a result of the acquisition, and the addition of two market areas, the Company will have an opportunity to expand both lending and deposit services. Cost savings are expected through economies of scale, and consolidation of operating centers.

Under the purchase method of accounting for purchases, the total purchase price is allocated to the net tangible and intangible assets based on their current estimated fair values as of the date of acquisition. Based on independent, third party valuation of the fair value of those assets acquired, and liabilities assumed, the purchase price for the Dupont State Bank acquisition was allocated as follows:

Consideration: Cash paid	$5,700

Fair value of assets acquired:

Cash and cash equivalents	14,893
Investment securities available-for-sale	12,139
Loans	52,125
Property and equipment	3,160
Federal Home Loan Bank Stock	369
Real estate, held for sale	334
Core deposit intangible	514
Interest receivable	364
Other assets	1,243

Total assets acquired	85,141

Fair value of liabilities assumed:

Deposits	78,300
Interest payable	69
Other liabilities	84

Total liabilities assumed	78,453

Bargain purchase gain	$(988)

The fair value of the assets acquired includes loans with a fair value of $52,125,000. The gross principal and contractual interest due under the contracts is $53,982,000, of which $2,960,000 is expected to be uncollectible.

The contributed revenues and net income of the acquired business for the period from November 9, 2012 to December 31, 2012 is not available as separate financial information was not maintained.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2012 and 2011:

	Pro Forma Year Ended December 31, 2012	Pro Forma Year Ended December 31, 2011

Revenue (interest income and other income)	$25,863	$25,279
Net income	3,657	2,409

The pro forma revenue and net income for the year ended December 31, 2012, excludes the bargain purchase gain of $988,000 recognized in 2012.  In addition, the pro forma net income for the years ended December 31, 2012 and 2011, excludes acquisition expenses of $382,000 and $212,000, respectively.

Note 3:	Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans in the acquisition of Dupont State Bank during the year ended December 31, 2012. Certain of the transferred loans had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration, for which it is probable that all contractually required payments will not be collected, are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include deterioration of collateral value, past due status and/or nonaccrual status, and borrower credit scores. Purchased credit-impaired loans are accounted for under accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and are initially measured at fair value, which includes estimated future losses that may be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over at the acquisition date. Management utilized cash flows prepared by a third party in arriving at the discount for credit-impaired loans acquired in the transaction. Those cash flows included estimation of current key assumptions, such as default rates, severity, and prepayment speeds.

The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2012.

Residential real estate
Construction	$—
One-to-four family residential	2,149
Multi-family residential	685
Nonresidential real estate and agricultural land	1,523
Land and land development	750
Commercial	64
Consumer and other	51
Outstanding balance of acquired credit impaired loans	5,222

Fair value adjustment for credit impaired loans	(2,119)

Carrying balance of acquired credit impaired loans	$3,103

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Accretable yield, or income expected to be collected is as follows:

Balance at January 1, 2012	$—
Additions	750
Accretion	(77)
Reclassification from non accretable difference	—
Disposals	—
Balance at December 31, 2012	$673

Loans acquired during 2012 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments receivable at acquisition:
Residential real estate
Construction	$—
One-to-four family residential	2,193
Multi-family residential	687
Nonresidential real estate and agricultural land	1,530
Land and land development	750
Commercial	73
Consumer and other	52
Total required payments receivable	$5,285

Cash flows expected to be collected at acquisition	$3,838

Basis in acquired loans at acquisition	$3,088

Note 4:	Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012 was $1,727,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 5:	Investment Securities

The amortized cost and approximate fair values of securities as of December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$42,581	$849	$(21)	$43,409
State and municipal	29,331	1,865	(34)	31,162
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	35,258	774	(10)	36,022
Corporate	3,652	47	(522)	3,177
Total investment securities	$110,822	$3,535	$(587)	$113,770

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$37,107	$844	$(34)	$37,917
State and municipal	27,076	1,663	(24)	28,715
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	33,565	1,138	(6)	34,697
Corporate	4,115	—	(755)	3,360
Total investment securities	$101,863	$3,645	$(819)	$104,689

The amortized cost and fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value

Within one year	$6,205	$6,256
One to five years	20,198	20,841
Five to ten years	30,927	31,798
After ten years	18,234	18,853
	75,564	77,748
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	35,258	36,022

Totals	$110,822	$113,770

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

No securities were pledged at December 31, 2012 or at December 31, 2011 to secure FHLB advances. Securities with a carrying value of $18,826,000 and $14,562,000 were pledged at December 31, 2012 and 2011 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale at December 31, 2012 and December 31, 2011 were $24,162,000 and $10,201,000. Gross gains of $1,034,000 and $312,000 resulting from sales and calls of available-for-sale securities were realized during the respective periods. Losses totaling $37,000 were realized from sales and calls of available-for-sale securities during 2012. No losses were recorded from sales and calls of available-for-sale securities during 2011.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2012 and 2011, were $11,879,000 and $10,869,000, which is approximately 10.4% and 10.4% of the Company’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agencies	$3,979	$(21)	$—	$—	$3,979	$(21)
State and municipal	3,856	(34)	—	—	3,856	(34)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	2,847	(10)	—	—	2,847	(10)
Corporate	—	—	1,197	(522)	1,197	(522)
Total temporarily impaired securities	$10,682	$(65)	$1,197	$(522)	$11,879	$(587)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agencies	$4,991	$(34)	$—	$—	$4,991	$(34)
State and municipal	733	(20)	773	(4)	1,506	(24)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	1,012	(6)	—	—	1,012	(6)
Corporate	2,270	(84)	1,090	(671)	3,360	(755)
Total temporarily impaired securities	$9,006	$(144)	$1,863	$(675)	$10,869	$(819)

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Federal Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

State and Municipal

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Company’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Corporate Securities

The unrealized losses on the Company’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Company. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at December 31, 2012 of $465,000 and $56,000, respectively. At December 31, 2011, the unrealized losses on these two investments were $412,000 and $259,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Ba2 and Baa3, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Company. The Company has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, the collateral coverage position of the tranches, limited number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.55% of the book value of the Company’s investment portfolio and approximately 1.1% of market value. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Company expects to receive all contractual cash flows related to these investments. Based upon these factors, the Company has determined these securities are not other-than-temporarily impaired at December 31, 2012.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 6:	Loans and Allowance

The Company’s loan and allowance polices are discussed in Note 1 above.

The following table presents the breakdown of loans as of December 31, 2012 and December 31, 2011.

	December 31, 2012	December 31, 2011
Residential real estate
Construction	$10,784	$8,308
One-to-four family residential	137,402	111,198
Multi-family residential	19,988	18,582
Nonresidential real estate and agricultural land	106,433	83,284
Land and land development	15,722	19,081
Commercial	19,549	17,349
Consumer and other	4,906	3,840
	314,784	261,642
Unamortized deferred loan costs	484	481
Undisbursed loans in process	(6,186)	(5,024)
Allowance for loan losses	(3,564)	(4,003)

Total loans	$305,518	$253,096

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
December 31, 2012 and 2011
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

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2012 and December 31, 2011, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of December 31, 2012 and December 31, 2011.

	Residential Construction	1-4 Family	Multi-Family	Nonresidential	Land	Commercial	Consumer	Total
Year Ended December 31, 2012
Balances at beginning of period:	$23	$1,986	$65	$822	$993	$70	$44	$4,003
Provision for losses	(20)	493	216	619	(11)	63	22	1,382
Loans charged off	—	(1,136)	—	(366)	(341)	—	(89)	(1,932)
Recoveries on loans	4	80	—	3	—	—	24	111
Balances at end of period	$7	$1,423	$281	$1,078	$641	$133	$1	$3,564

Year Ended December 31, 2011
Balances at beginning of period:	$35	$746	$138	$1,632	$976	$157	$122	$3,806
Provision for losses	(7)	1,844	(37)	243	836	(87)	(21)	2,771
Loans charged off	(5)	(604)	(36)	(1,056)	(819)		(102)	(2,622)
Recoveries on loans	—	—	—	3	—	—	45	48
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Residential Construction	1-4 Family	Multi-Family	Non-residential	Land	Commercial	Consumer	Total
As of December 31, 2012
Allowance for losses:
Individually evaluated for impairment:	$—	$310	$196	$—	$195	$93	$—	$794
Collectively evaluated for impairment:	7	1,113	85	1,078	446	40	1	2,770
Loans acquired with a deteriorated credit quality:	—	—	—	—	—	—	—	—
Balances at end of period	$7	$1,423	$281	$1,078	$641	$133	$1	$3,564
Loans:
Individually evaluated for impairment:	$398	$4,517	$1,104	$3,278	$4,354	$565	$12	$14,228
Collectively evaluated for impairment:	10,386	131,465	18,433	102,292	11,067	18,946	4,864	297,453
Loans acquired with a deteriorated credit quality:	—	1,420	451	863	301	38	30	3,103
Balances at end of period	$10,784	$137,402	$19,988	$106,433	$15,722	$19,549	$4,906	$314,784

As of December 31, 2011
Allowance for losses:
Individually evaluated for impairment:	$—	$913	$—	$—	$519	$—	$—	$1,432
Collectively evaluated for impairment:	23	1,073	65	822	474	70	44	2,571
Balances at end of period	$23	$1,986	$65	$822	$993	$70	$44	$4,003
Loans:
Individually evaluated for impairment:	$—	$6,331	$1,966	$3,705	$4,972	$271	$17	$17,262
Collectively evaluated for impairment:	8,308	104,867	16,616	79,579	14,109	17,078	3,823	244,380
Balances at end of period	$8,308	$111,198	$18,582	$83,284	$19,081	$17,349	$3,840	$261,642

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2012 and December 31, 2011.  Loans acquired from Dupont State Bank have been adjusted to fair value for the period ending December 31, 2012.

December 31, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction	$10,784	$9,593	$192	$999	$—
1-4 family residential	137,402	123,705	6,597	5,885	1,215
Multi-family residential	19,988	17,546	186	2,256	—
Nonresidential	106,433	97,307	4,931	2,793	1,402
Land	15,722	11,359	122	3,910	331
Commercial	19,549	18,869	15	414	251
Consumer	4,906	4,863	14	29	—

Total loans	$314,784	$283,242	$12,057	$16,286	$3,199

December 31, 2011	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction	$8,308	$8,308	$—	$—	$—
1-4 family residential	111,198	100,827	2,891	7,429	51
Multi-family residential	18,582	16,616	—	1,966	—
Nonresidential	83,284	75,966	3,441	3,877	—
Land	19,081	13,457	505	5,119	—
Commercial	17,349	16,685	329	335	—
Consumer	3,840	3,796	22	22	—

Total loans	$261,642	$235,655	$7,188	$18,748	$51

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2012 and December 31, 2011.

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables

Construction	$63	$-	$225	$288	$10,496	$-	$10,784
1-4 family residential	1,347	768	1,408	3,523	132,459	1,420	137,402
Multi-family residential	-	-	-	-	19,537	451	19,988
Nonresidential	276	-	753	1,029	104,541	863	106,433
Land	-	-	331	331	15,090	301	15,722
Commercial	100	-	251	351	19,160	38	19,549
Consumer	36	-	2	38	4,838	30	4,906
	$1,822	$768	$2,970	$5,560	$306,121	$3,103	$314,784

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables

Construction	$335	$—	$—	$335	$7,973	$8,308
1-4 family residential	1,172	26	2,946	4,144	107,054	111,198
Multi-family residential	—	—	—	—	18,582	18,582
Nonresidential	949	105	1,831	2,885	80,399	83,284
Land	8	—	3,080	3,088	15,993	19,081
Commercial	41	—	297	338	17,011	17,349
Consumer	44	—	3	47	3,793	3,840
	$2,549	$131	$8,157	$10,837	$250,805	$261,642

At December 31, 2012 and December 31, 2011, there were no loans past due 90 days or more and accruing.

The following table presents the Company’s nonaccrual loans as of December 31, 2012 and December 31, 2011, which includes both nonperforming troubled debt restructured and loans contractually delinquent 90 days or more.

	2012	2011
Residential real estate
Construction	$413	$—
One-to-four family residential	2,687	4,304
Multi-family residential	1,104	—
Nonresidential real estate and agricultural land	1,678	2,161
Land (not used for agricultural purposes)	4,385	3,080
Commercial	567	297
Consumer and other	16	21
Total nonaccrual loans	$10,850	$9,863

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as well as the average balances of and interest recognized on impaired loans, as December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without specific allowance:
Construction	$398	$400	$—	$158	$2
1-4 family residential	3,562	3,612	—	5,003	157
Multi-family residential	53	54	—	41	2
Nonresidential	3,278	4,439	—	3,692	70
Land	2,472	2,979	—	2,598	—
Commercial	386	418	—	423	17
Consumer	12	12	—	14	1
	$10,161	$11,914	$—	$11,929	$249

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with specific allowance:
Construction	$—	$—	$—	—	$—
1-4 family residential	955	957	310	950	10
Multi-family residential	1,051	1,061	196	804	4
Nonresidential	—	—	—	—	—
Land	1,882	1,882	195	1,903	—
Commercial	179	186	93	92	—
Consumer	—	—	—	—	—
	$4,067	$4,086	$794	$3,749	$14

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$398	$400	$—	$158	$2
1-4 family residential	4,517	4,569	310	5,953	167
Multi-family residential	1,104	1,115	196	845	6
Nonresidential	3,278	4,439	—	3,692	70
Land	4,354	4,861	195	4,501	—
Commercial	565	604	93	515	17
Consumer	12	12	—	14	1
	$14,228	$16,000	$794	$15,678	$263

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as well as the average balances of and interest recognized on impaired loans, as of December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without specific allowance:
Construction	$—	$—	$—	$159	$1
1-4 family residential	3,064	3,249	—	2,722	153
Multi-family residential	1,966	1,966	—	2,052	77
Nonresidential	3,705	4,469	—	4,324	143
Land	2,329	2,329	—	3,635	44
Commercial	271	300	—	476	15
Consumer	17	17	—	9	—
	$11,352	$12,330	$—	$13,377	$433

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with specific allowance:
Construction	$—	$—	$—	—	$—
1-4 family residential	3,267	3,267	913	3,232	58
Multi-family residential	—	—	—	—	—
Nonresidential	—	—	—	—	—
Land	2,643	2,643	519	2,436	42
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
	$5,910	$5,910	$1,432	$5,668	$100

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction	$—	$—	$—	$159	$1
1-4 family residential	6,331	6,516	913	5,954	211
Multi-family residential	1,966	1,966	—	2,052	77
Nonresidential	3,705	4,469	—	4,324	143
Land	4,972	4,972	519	6,071	86
Commercial	271	300	—	476	15
Consumer	17	17	—	9	—
	$17,262	$18,240	$1,432	$19,045	$533

For 2012 and 2011, interest income recognized on a cash basis included above was immaterial.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $7,693,000 at December 31, 2012. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $3,860,000 at December 31, 2012. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Company reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

At December 31, 2012, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information regarding troubled debt restructurings by class as of December 31, 2012 and December 31, 2011, and new troubled debt restructuring for the years ended December 31, 2012 and December 31, 2011.

	At December 31, 2012		For the Year Ended December 31, 2012
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Residential Real Estate
Construction	1	$125	1	$125	$76	$100
One-to-four family residential	9	3,629	3	573	574	593
Multi-family residential	1	1,050	1	1,051	1,068	1,082
Nonresidential real estate and agricultural land	5	2,210	—	—	—	—
Land not agricultural	4	4,241	3	2,359	2,547	2,547
Commercial	9	297	8	285	262	342
Consumer	—	—	—	—	—	—
	29	$11,552	16	$4,393	$4,527	$4,664

	At December 31, 2011		For the Year Ended December 31, 2011
	# of Loans	Total Troubled Debt Restructured	# of Loans	Current Balance	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Residential Real Estate
Construction	—	$—	—	$—	$—	$—
One-to-four family residential	10	3,551	4	1,358	1,364	1,363
Multi-family residential	1	1,966	1	1,966	1,735	1,987
Nonresidential real estate and agricultural land	5	2,405	2	1,285	1,408	1,285
Land not agricultural	1	1,971	—	—	—	—
Commercial	2	58	1	23	46	46
Consumer	1	17	1	17	18	19
	20	$9,968	9	$4,649	$4,571	$4,700

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information regarding newly restructured troubled debt by type of modification as of December 31, 2012 and December 31, 2011.

December 31, 2012	Interest Only	Term	Combination	Total Modifications
Residential Real Estate
Construction	$—	$125	$—	$125
One-to-four family residential	—	80	493	573
Multi-family residential	—	—	1,051	1,051
Nonresidential real estate and agricultural land	—	—	—	—
Land not agricultural	—	2,359	—	2,359
Commercial	—	—	285	285
Consumer	—	—	—	—
	$—	$2,564	$1,829	$4,393

December 31, 2011	Interest Only	Term	Combination	Total Modifications
Residential Real Estate
Construction	$—	$—	$—	$—
One-to-four family residential	—	1,358	—	1,358
Multi-family residential	—	—	1,966	1,966
Nonresidential real estate and agricultural land	—	329	956	1,285
Land not agricultural	—	—	—	—
Commercial	—	23	—	23
Consumer	—	—	17	17
	$—	$1,710	$2,939	$4,649

One loan totaling $43,000 identified and reported as TDR during the year ended December 31, 2012, was considered in default during the period. Three loans totaling $1.3 million, identified and reported as TDR during the year ended December 31, 2011, were considered in default during that period. The Company defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

Financial impact of these restructurings was immaterial to the financials of the Company at December 31, 2012 and 2011.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:	Core Deposit Intangible Assets

The carrying basis of the recognized core deposit intangible was $542,000 at December 31, 2012 and the accumulated amortization of such intangible was $24,000 at that date.

Amortization expense for the years ended December 31, 2012 and December 31, 2011, was $20,000 and $3,000.  Estimated amortization expense for each of the following five years is:

2013	$102
2014	82
2015	67
2016	54
2017	43

Note 8:	Premises and Equipment

	2012	2011

Land	$2,659	$1,919
Buildings	8,819	6,752
Leasehold improvements	715	715
Equipment	5,396	4,777
Construction in progress	52	12
Total cost	17,641	14,175
Accumulated depreciation and amortization	(6,736)	(6,084)
Net	$10,905	$8,091

Note 9:	Deposits

	2012	2011

Demand deposits	$183,936	$140,126
Savings deposits	50,900	45,003
Certificates and other time deposits of $100,000 or more	70,455	48,816
Other certificates and time deposits	78,964	71,281
Total deposits	$384,255	$305,226

Certificates and other time deposits maturing in
2013	$86,634
2014	28,218
2015	8,323
2016	14,339
2017	11,731
Thereafter	174
Total	$149,419

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 10:	Borrowings

	2012	2011

Federal Home Loan Bank advances	$42,500	$58,000
Subordinated debentures	7,217	7,217
Total borrowings	$49,717	$65,217

Maturities by year for advances at December 31, 2012 are $2,000,000 in 2013, $5,000,000 in 2014, $12,750,000 in 2015, $19,750,000 in 2016, and $3,000,000 in 2018 and thereafter. The weighted-average interest rate at December 31, 2012 and 2011 was 3.83% and 3.55%, respectively.

The Federal Home Loan Bank advances are secured by loans totaling $206,795,000 at December 31, 2012. As of December 31, 2012, no securities were pledged for advances. Advances are subject to restrictions or penalties in the event of prepayment.

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

Note 11:	Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others was $113.6 million as of December 31, 2012. That total included $17.6 million of Federal National Mortgage Association (FNMA) loans acquired from Dupont State Bank. No mortgage servicing rights were acquired with that portfolio of loans. The total of loans serviced for others as of December 31, 2011 was $96.3 million, comprised only of Federal Housing Loan Mortgage Corporation (FHLMC-“Freddie Mac”) loans. Mortgage servicing rights are included in other assets in the balance sheets.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method, along with the aggregate activity in related valuation allowances:

	2012	2011
Mortgage servicing rights
Balances, January 1	$667	$638
Servicing rights capitalized	308	238
Amortization of servicing rights	(296)	(209)
Balance at end of year	679	667

Valuation allowances
Balance at beginning of year	26	50
Additions	—	—
Reductions	(26)	(24)
Balances at end of year	—	26
Mortgage servicing assets, net	$679	$641

Fair value disclosures
Fair value as of the beginning of the period	$848	$834
Fair value as of the end of the period	704	848

At December 31, 2011, a valuation allowance was necessary to adjust the cost basis of certain pools of the mortgage servicing rights asset to fair value.  There was no allowance at December 31, 2012.

Note 12:	Income Tax

	2012	2011
Income tax expense
Currently payable
Federal	$480	$357
State	(32)	(28)
Deferred
Federal	312	(212)
State	99	(14)

Total income tax expense	$859	$103

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,656	$638
Effect of state income taxes	45	(28)
Tax exempt interest	(367)	(345)
Bargain purchase gain	(336)	—
Cash value of life insurance	(104)	(110)
Other	(35)	(52)

Actual tax expense	$859	$103

Effective tax rate	17.6%	5.5%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The cumulative net deferred tax asset (liability) is included in the balance sheets in other assets and other liabilities, respectively. The components of the asset (liability) are as follows:

	2012	2011
Assets
Allowance for loan losses	$1,358	$1,523
Deferred compensation	455	412
Purchase accounting adjustments	834	29
Non-accrual interest	111	60
Real estate held for sale	237	120
AMT	89	112
Other	72	20
Total assets	3,156	2,276

Liabilities
Depreciation and amortization	(572)	(849)
Loan fees	(184)	(183)
Mortgage servicing rights	(259)	(244)
Federal Home Loan Bank stock dividends	(92)	(87)
Prepaid expenses	(220)	(157)
Available-for-sale securities	(1,053)	(1,008)
Pension and employee benefits	(64)	(55)
Intangibles	(192)	(2)
Other	(102)	(48)
Total liabilities	(2,738)	(2,633)
	$418	$(357)

As of December 31, 2012, the Company had approximately $89,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.

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

Note 13:	Commitments and Contingent Liabilities

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2012	2011

Commitments to extend credit	$44,462	$42,173
Standby letters of credit	673	637

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

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2015 through 2029. Rental expense included in the consolidated statements of income for the years ended December 31, 2012 and 2011 was $225,000 and $223,000, respectively.

Future minimum lease payments under the leases are:

2013	$224
2014	234
2015	195
2016	195
2017	195
Thereafter	1,229
Total minimum lease payments	$2,272

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 14:	Dividend and Capital Restrictions

As a state chartered commercial bank, under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the Bank may not pay dividends that would reduce its capital below the amount of its liquidation account first established at the time it converted to stock form.  The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition. The Federal Reserve issued a

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

letter dated February 24, 2009, to bank holding companies providing that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock.  At December 31, 2012, the stockholders' equity of the Bank was $41,766,000, of which approximately $39,417,000 was restricted from dividend distribution to the Company.

Note 15:	Preferred Stock

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

Note 16:	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). The 2012 ratios reflect the change in the Bank's primary regulatory body and the related reporting.  Management believes, as of December 31, 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any category from well capitalized.

The actual and required capital amounts and ratios of the Bank are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total risk-based capital (to risk-weighted assets)	$42,665	13.70%	$24,918	8.00%	$31,147	10.00%
Tier I capital (to risk-weighted assets)	39,101	12.55	12,459	4.00	18,688	6.00
Tier I capital (to average assets)	39,101	8.29	18,871	4.00	23,589	5.00

2011
Total risk-based capital (to risk-weighted assets)	$40,015	14.68%	$21,804	8.00%	$27,256	10.00%
Tier I capital (to risk-weighted assets)	37,449	13.74	10,902	4.00	16,353	6.00
Core capital (to adjusted total assets)	37,449	9.25	16,197	4.00	20,246	5.00
Tangible capital (to adjusted total assets)	37,449	9.25	6,074	1.50	N/A	N/A

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 17:	Employee Benefits

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

The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.
If the Company chooses to stop participating in some of its multiemployer plans, the Company  may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Pension expense related to this plan was $313,000 and $279,000 for the years ended December 31, 2012 and 2011. Funding status of the plan as of the beginning of the plan years for 2012 and 2011 (July 1st) was 106.71% and 86.47% respectively.

The most recent Pension Protection Act (PPA) zone status available, which was “green” in 2012 and 2011, is for the plan’s year-end at June 30, 2012, and June 30, 2011, respectively.  The zone status is based on information the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded.  The Pentegra Plan has not required and does not require a financial improvement plan (FIP) or a rehabilitation plan (RP).  Finally, the number of employees covered by the Company’s multiemployer plans has not decreased by 5 percent from 2011 to 2012, thus not affecting the period-to-period comparability of the contributions for years 2011 and 2012.

Total contributions to the Pentegra Plan were $299,729,000 and $203,582,000 for the plan years ended June 30, 2011 and 2010, respectively.  The Company’s contributions for the fiscal years ending December 31, 2012 and 2011 were $327,000 and $476,000, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.  There have been no significant changes that affect the comparability of the 2011 and 2012 contributions.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. Prior to 2009, the Bank provided a match for employee contributions for all contributing employees with a match of 50% for the first 6% of W-2 earnings for employees hired prior to September 1, 2005 and a match of 100% for the first 6% of W-2 earnings contributed for employees hired on or after September 1, 2005. Due to economic conditions, in October of 2009 the employer match for pre-2005 employees was discontinued and the match rate for post-2005 employees was reduced to 50% of the first 6% of W-2 earnings. In 2011, this plan was again amended, with the employer match increased to 75% of the first 6% of W-2 earnings, only on post-2005 employees. The Bank’s expense for the plan was $65,000 and $45,000 for the years ended December 31, 2012 and 2011.

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $78,000 and $80,000 for the years ended December 31, 2012 and 2011.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Company has an ESOP covering substantially all employees of the Company and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2012 and 2011 was $120,000 and $150,000, respectively. At December 31, 2012 the ESOP had 162,101(161,851 of common shares and 250 of preferred shares) allocated shares, no suspense shares and no committed-to-be released shares. At December 31, 2012 and 2011, the fair value of the 162,101 and 148,248 allocated shares held by the ESOP was $3,099,000 and $2,300,000, respectively.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 84,490 shares of the Company’s common stock in the open market and had 400 shares forfeited back into the fund. A total of 84,890 shares has all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $24,000 and $29,000 for the years ended December 31, 2012 and 2011.

Unvested RRP shares at December 31, 2012:

	Number of Shares	Grant Date Fair Value

Beginning of year	4,500	$16.68
Granted	—	—
Vested	1,900	17.82
End of year	2,600	$15.85

Unearned compensation at December 31, 2012 related to RRP shares is $41,000 and will be recognized over a weighted average period of 3.7 years.

In December 2012, the Bank adopted the 2013 River Valley Financial Bank Incentive Plan (Incentive Plan). The Incentive Plan provides target incentive awards for the Bank’s Chief Executive Officer, Executive Vice President, Senior Officers, Vice Presidents, Internal Auditor, Compliance Officer, Executive Administrative Assistant, Loan Officers and Wealth Management Officers. Awards under this Incentive Plan will be earned as of December 31, 2013.

Note 18:	Stock Option Plan

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

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions related to expected volatility, expected term of the options awarded and the risk-free rate. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No grants were made in 2012 or 2011.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A summary of option activity under the Plan as of December 31, 2012, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	32,400	$15.41	4.47	$37
Granted	—
Exercised	(10,400)	13.50		26
Forfeited or expired	—

Outstanding, end of year	22,000	$16.31	4.71	$53

Exercisable, end of year	19,000	$16.58	4.55	$43

There were 10,400 options exercised during the year ended December 31, 2012. There were no options exercised during the year ended December 31, 2011.  Cash received from options exercised for the year ended December 31, 2012 was $140,000.  There was no tax benefit realized from the options exercised in 2012.

As of December 31, 2012 and 2011, there was $6,000 and $12,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.75years.

For each twelve-month period ended 2012 and 2011, the Company recognized $6,000 of share-based compensation expense with a tax benefit of $3,000, for each period.

Note 19:	Related Party Transactions

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

The aggregate amount of loans, as defined, to such related parties were as follows:

	2012	2011

Balances, January 1	$2,188	$2,411
Change in composition	—	(178)
New loans, including renewals	95	505
Payments, etc., including renewals	(652)	(550)
Balances, December 31	$1,631	$2,188

Deposits from related parties held by the Bank at December 31, 2012 and 2011 totaled $1,747,000 and $1,673,000, respectively.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 20:	Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding.

	2012			2011
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Income available to common stockholders	$3,650	1,517,902	$2.40	$1,410	1,514,472	$0.93
Effect of dilutive RRP awards and stock options		2,005			1,974
Diluted earnings per share
Income available to common stockholders and assumed conversions	$3,650	1,519,907	$2.40	$1,410	1,516,446	$0.93

Net income for the year ending December 31, 2012 of $4,012,000 was reduced by $362,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $ 3,650,000. Net income for the year ending December 31, 2011 of $1,772,000 was reduced by $362,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,410,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the years ending December 31, 2012 and 2011, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.

Note 21:	Disclosures About Fair Value of Financial Instruments

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011.

December 31, 2012		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$43,409	$—	$43,409	$—
State and municipal	31,162	—	31,162	—
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,022	—	36,022	—
Corporate	3,177	—	1,980	1,197
Total	$113,770	$—	$112,573	$1,197

December 31, 2011		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$37,917	$—	$37,917	$—
State and municipal	28,715	—	28,715	—
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	34,697	—	34,697	—
Corporate	3,360	—	2,270	1,090
Total	$104,689	$—	$103,599	$1,090

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2012 and 2011.

	2012 Available-for-Sale Securities	2011 Available-for-Sale Securities

Beginning balance	$1,090	$936
Total realized and unrealized gains and losses
Amortization included in net income	11	8
Unrealized gains included in other comprehensive income	150	161
Settlements including pay downs	(54)	(15)
Transfers in and/or out of Level 3	—	—
Ending balance	$1,197	$1,090
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the years ended December 31, 2012 and December 31, 2011.

At December 31, 2011, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at December 31, 2012. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred in recent months for instruments similar to the instruments held by the Company. As a result, the Company continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011.

		Fair Value Measurements Using
As of December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,363	$—	$—	$4,363
Real estate held for sale	700	—	—	700

		Fair Value Measurements Using
As of December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,611	$—	$—	$5,611
Real estate held for sale	752	—	—	752

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by policy. Appraisals are reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by loan review personnel by comparison to historical results.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range
	(Unaudited; In Thousands)

Impaired loans	$4,363	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$700	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Corporate	$1,197	Discounted cash flows	*Default probability	.21% - 1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	1%-40%

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Securities Available for Sale - Pooled Trust Preferred Securities

Pooled trust preferred securities are collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value. The cumulative probability of default ranges from a low of 0.21% to 1.73%, and the estimates used for loss given default are 100%.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The significant unobservable inputs used in the fair value measurement of the Company’s pooled trust preferred securities are probability of default, estimated loss given default, discount rate, and recovery and prepayment rates. Significant increases (decreases) in any of those inputs in isolation could result in a significant change in the fair value measurement.

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
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and the fair values of the Company’s financial instruments at December 31, 2011.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
December 31, 2012:
Assets
Cash and cash equivalents	$19,152	$19,152	$—	$—
Investment securities available for sale	113,770	—	112,573	1,197
Loans, held for sale	394	—	394	—
Loans, net of allowance for losses	305,518	—	331,543	—
Stock in Federal Home Loan Bank	4,595	—	4,595	—
Interest receivable	2,292	—	2,292	—
Liabilities
Deposits	384,255	—	386,068	—
Borrowings	49,717	—	45,849	6,898
Interest payable	362	—	362	—

	Carrying Amount	Fair Value
	(In Thousands)
December 31, 2011:
Assets
Cash and cash equivalents	$18,714	$18,714
Investment securities available for sale	104,689	104,689
Loans, held for sale	87	87
Loans, net of allowance for losses	253,096	260,907
Stock in Federal Home Loan Bank	4,226	4,226
Interest receivable	1,996	1,996
Liabilities
Deposits	305,226	309,156
Borrowings	65,217	68,546
Interest payable	401	401

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 22:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2012	2011
Assets
Cash and due from banks	$478	$62
Investment in common stock of the Bank	41,766	39,367
Investment in RVB Trust I	217	217
Dividends receivable	—	500
Other assets	365	350
Total assets	$42,826	$40,496

Liabilities
Borrowings	$7,217	$7,217
Dividends payable	—	318
Other liabilities	22	4
Total liabilities	7,239	7,539

Stockholders’ Equity	35,587	32,957
Total liabilities and stockholders’ equity	$42,826	$40,496

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Income and Comprehensive Income
	2012	2011
Income
Dividends from the Bank	$2,000	$2,000
Other income	1	1
Total income	2,001	2,001

Expenses
Interest expense	265	253
Other expenses	280	262
Total expenses	545	515

Income before income tax and equity in undistributed income of subsidiary	1,456	1,486
Income tax benefit	268	224

Income before equity in undistributed income of subsidiary	1,724	1,710
Equity in undistributed income of the Bank	2,288	62

Net Income	$4,012	$1,772

Comprehensive Income	$4,092	$3,146

Condensed Statements of Cash Flows
	2012	2011
Operating Activities
Net income	$4,012	$1,772
Items not providing cash	(3,779)	(2,529)
Net cash provided by (used in) operating activities	233	(757)

Investing Activities
Dividends from subsidiary	2,000	2,000
Net cash provided by investing activities	2,000	2,000

Financing Activities
Proceeds from exercise of stock options	140	—
Cash dividends	(1,957)	(1,634)
Net cash used in financing activities	(1,817)	(1,634)

Net Change in Cash and Cash Equivalents	416	(391)

Cash and Cash Equivalents at Beginning of Year	62	453

Cash and Cash Equivalents at End of Year	$478	$62

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 23:	Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Realized Gains on Securities	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share

2012
March	$4,380	$1,310	$3,070	$474	$134	$592	$.33	$.33
June	4,236	1,266	2,970	322	197	692	.40	.40
September	4,323	1,230	3,093	268	119	846	.50	.50
December	4,571	1,194	3,377	318	547	1,882	1.17	1.17
	$17,510	$5,000	$12,510	$1,382	$997	$4,012	$2.40	$2.40

2011
March	$4,540	$1,475	$3,065	$474	$126	$802	$.47	$.47
June	4,340	1,468	2,872	374	40	622	.35	.35
September	4,479	1,464	3,015	1,449	105	(207)	(.20)	(.20)
December	4,353	1,416	2,937	474	41	555	.31	.31
	$17,712	$5,823	$11,889	$2,771	$312	$1,772	$.93	$.93

The increase in net income for the fourth quarter of 2012 as compared to the previous quarters was primarily due to the bargain purchase gain of $988,000 recognized in connection with the acquisition of Dupont State Bank on November 9, 2012.

Note 24:	Recent Accounting Pronouncements

FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that the ASU requires is already required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

The new amendments will require an organization to: (i) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and (ii) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  The Company will adopt the provisions of the ASU by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The ASU clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments  After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  Required disclosures should be provided retrospectively for all comparative periods presented.  The Company will adopt the provisions of the ASU by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2012-04, Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU is effective for public entities for fiscal periods beginning after December 15, 2012.  Management does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP). Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. If applicable the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the provisions of the ASU by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

The amendments included in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The application of fair value measurements are not changed as a result of this amendment. Some of the amendments provide clarification of existing fair value measurements requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in this ASU are effective for annual periods beginning after December 31, 2012.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

The information required by this item with respect to directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 17, 2013 (the “2013 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2013 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2013 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Company’s Form 10-K filed March 16, 2010, for the year ended December 31, 2009, and a link to that filing and to a copy of the Code of Ethics is posted at our website at http://www.rvfbank.com under “About Us – Stock Price & SEC Filings.” In addition, the Company will provide a copy, without charge, upon a request directed to Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2013 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2012.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the sections of the 2013 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal 1 - Election of Directors.”

The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	22,000		$16.31		26,320
Equity compensation plans not approved by security holders	-	(2)	-	(2)	10,730
Total	22,000		$16.31		37,050

(1) River Valley Bancorp Stock Option Plan.
(2) The Company maintains the River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). As of December 31, 2012, 2,600 RRP shares had been granted to management but were not yet vested. In addition, 81,890 RRP shares granted to management were fully vested, and shares were issued to management in connection therewith. The Company is authorized to make awards of up to a total of 95,220 shares.

(3) The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2013 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the sections of the 2013 Proxy Statement with the captions “Accountants,” and “Accountant’s Fees.”

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

River Valley Bancorp

Date: March 19, 2013	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 19, 2013
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		)
)
/s/ Vickie L. Grimes		)	March 19, 2013
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Lonnie D. Collins		)	March 19, 2013
Lonnie D. Collins	Director	)
)
)
/s/ Matthew P. Forrester		)	March 19, 2013
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 19, 2013
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 19, 2013
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 19, 2013
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 19, 2013
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

2	(1)
Reorganization Agreement among River Valley Bancorp, River Valley Financial Bank, Citizens Union Bancorp of Shelbyville, Inc. and Dupont State Bank dated December 5, 2011 is incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on December 5, 2011

	(2)	First Amendment to the Reorganization Agreement, dated May 31, 2012, is incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on May 31, 2012
	(3)	Second Amendment to the Reorganization Agreement, dated June 29, 2012, is incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on June 29, 2012
	(4)	Third Amendment to the Reorganization Agreement, dated July 31, 2012, is incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on August 6, 2012
	(5)	Fourth Amendment to the Reorganization Agreement, dated October 12, 2012, is incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on October 18, 2012
3	(1)	Articles of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 18, 2009
	(2)	Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 24, 2009
	(3)	Amended Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 23, 2009
4	(1)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Indenture, dated March 26, 2003, is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-QSB filed May 15, 2003 (SEC File/Film Number 000-21765/03702671)

(2)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures Trust Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.2 of Registrant’s Form 10-QSB filed May 15, 2003 (SEC File/Film Number 000-21765/03702671)

(3)
Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Guarantee Agreement, dated March 26, 2003, incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-QSB filed May 15, 2003 (SEC File/Film Number 000-21765/03702671)

	(4)	Form of Certificate for Series A Preferred Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 24, 2009
10	(1)*
Exempt Loan and Share Purchase Agreement between Trust under River Valley Bancorp Employee Stock Ownership Plan and Trust Agreement and River Valley Bancorp is incorporated by reference to Exhibit 10(22) to the Registration Statement on Form S-1 filed June 4, 1996

	(2)*	River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(8) to the Form 10-KSB filed March 31, 2005 (SEC File/Film Number 000-21765/05718745)
	(3)*	River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(9) to the Form 10-KSB filed March 31, 2005 (SEC File/Film Number 000-21765/05718745)
(4)*
Form of Employee Incentive Stock Option Agreement under the River Valley Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(12) of Registrant’s Form 10-KSB filed March 31, 2005 (SEC File/Film Number 000-21765/05718745)

Exhibit No.		Description

	(5)*	Form of Director Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 10(13) of Registrant’s Form 10-KSB filed on March 31, 2005 (SEC File/Film Number 000-21765/05718745)
(6)*
Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-KSB filed on March 31, 2005 (SEC File/Film Number 000-21765/05718745)

(7)*
River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(8)*
Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(9)*
Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester , is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(10)*
Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(11)*
Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(12)*
Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

	(13)*	Form of Directors’ Deferral Plan Deferral and Distribution Election Form is incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 16, 2010
	(14)	Form of Investment Agreement for Series A Preferred Stock is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2009
	(15)	Branch Purchase and Assumption Agreement, dated March 3, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010
	(16)*	2013 River Valley Financial Bank Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 13, 2012
14		Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed on March 16, 2010
21		Subsidiaries of the Registrant
23		Consent of BKD, LLP
31	(1)	CEO Certification
	(2)	CFO Certification
32		Section 1350 Certification

Exhibit No.		Description

101	**
XBRL Interactive Data Files (including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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