Form 10-Q
period 2013-03-31
RIVER VALLEY BANCORP
filed 2013-05-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of May 14, 2013, was 1,524,872.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,888	$3,675
Interest-bearing demand deposits	19,623	8,732
Federal funds sold	3,974	6,745
Cash and cash equivalents	26,485	19,152
Investment securities available for sale	126,947	113,770
Loans held for sale	363	394
Loans	298,857	309,082
Allowance for loan losses	3,884	3,564
Net loans	294,973	305,518
Premises and equipment, net	10,862	10,905
Real estate, held for sale	1,934	1,610
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	2,013	2,292
Cash value of life insurance	10,229	10,161
Goodwill	79	79
Core deposit intangibles	492	518
Other assets	3,668	3,861
Total assets	$482,640	$472,855

Liabilities
Deposits
Noninterest-bearing	$45,519	$40,516
Interest-bearing	347,939	343,739
Total deposits	393,458	384,255
Borrowings	49,717	49,717
Interest payable	334	362
Other liabilities	3,396	2,934
Total liabilities	446,905	437,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares	5,000	5,000
Issued and outstanding – 5,000 shares
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,524,872 and 1,524,872 shares	7,702	7,700
Retained earnings	21,585	20,990
Accumulated other comprehensive income	1,448	1,897
Total stockholders’ equity	35,735	35,587
Total liabilities and stockholders’ equity	$482,640	$472,855

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Share Amounts)

Interest Income
Loans receivable	$4,057	$3,625
Investment securities	686	715
Interest-earning deposits and other	49	40
Total interest income	4,792	4,380

Interest Expense
Deposits	616	722
Borrowings	474	588
Total interest expense	1,090	1,310

Net Interest Income	3,702	3,070
Provision for loan losses	318	474
Net Interest Income After Provision for Loan Losses	3,384	2,596

Other Income
Service fees and charges	593	496
Net realized gains on sale of available-for-sale securities (includes $79 and $134 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassifications)	79	134
Net gains on loan sales	325	284
Interchange fee income	140	106
Increase in cash value of life insurance	68	77
Loss on real estate held for sale	(144)	(292)
Other income	109	77
Total other income	1,170	882

Other Expenses
Salaries and employee benefits	1,689	1,478
Net occupancy and equipment expenses	476	359
Data processing fees	130	102
Advertising	106	75
Mortgage servicing rights	65	50
Office supplies	32	32
Professional fees	91	139
Federal Deposit Insurance Corporation assessment	82	79
Loan related expenses	102	205
Other expenses	408	245
Total other expenses	3,181	2,764

Income Before Income Tax	1,373	714
Income tax expense (includes $27 and $46 for the three months ended March 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	367	122

Net Income	1,006	592
Preferred stock dividends	90	90
Net Income Available to Common Stockholders	$916	$502

Basic earnings per common share	$.60	$.33
Diluted earnings per common share	.60	.33
Dividends per share	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

Net income	$1,006	$592
Other comprehensive income (loss), net of tax
Unrealized gains on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $219 and ($33)	(397)	77
Less: Reclassification adjustment for gains included in net income, net of tax expense of $27 and $46	52	88
	(449)	(11)
Comprehensive income	$557	$581

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Operating Activities
Net income	$1,006	$592
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	318	474
Depreciation and amortization	193	167
Investment securities gains	(79)	(134)
Loans originated for sale in the secondary market	(8,041)	(8,660)
Proceeds from sale of loans in the secondary market	8,326	8,861
Gain on sale of loans	(325)	(284)
Amortization of net loan origination cost	35	36
Loss on premises, equipment and real estate held for sale	144	292
Net change in
Interest receivable	279	200
Interest payable	(28)	(53)
Prepaid Federal Deposit Insurance Corporation assessment	(76)	76
Other adjustments	617	530
Net cash provided by operating activities	2,369	2,097

Investing Activities
Purchases of securities available for sale	(21,599)	(6,885)
Proceeds from maturities and paydowns of securities available for sale	5,694	4,998
Proceeds from sales of securities available for sale	2,056	1,958
Net change in loans	9,502	1,285
Purchases of premises and equipment	(150)	(66)
Proceeds from sale of real estate acquired through foreclosure	221	323
Other investing activity	3	-
Net cash provided by (used in) investing activities	(4,273)	1,613

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	12,051	(295)
Certificates of deposit	(2,848)	(2,330)
Cash dividends	(91)	(409)
Advances by borrowers for taxes and insurance	125	96
Net cash provided by (used in) financing activities	9,237	(2,938)

Net Change in Cash and Cash Equivalents	7,333	772
Cash and Cash Equivalents, Beginning of Period	19,152	18,714
Cash and Cash Equivalents, End of Period	$26,485	$19,486

Additional Cash Flows and Supplementary Information
Interest paid	$1,118	$1,363
Income tax paid, net of refunds	-	110
Transfers to real estate held for sale	690	832

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

River Valley Bancorp (the “Corporation” or the “Company”) is a bank holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”), an Indiana commercial bank. The Bank conducts a general banking business in southeastern Indiana and Carroll County, Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: ACQUISITION

On November 9, 2012, the Corporation completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc. In conjunction with the acquisition, River Valley Financial Bank (Bank) merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. Under the terms of the acquisition, the Bank paid $5,700,000 for the stock of Dupont State Bank with a resulting bargain purchase gain, after application of purchase accounting adjustments, of $988,000. The bargain gain was recorded as other income in the three-month period ended December 31, 2012. For the twelve-month period ended December 31, 2012, the Corporation had approximately $382,000 in costs relative to the acquisition. Acquisition expense for the same period ended December 31, 2011 was approximately $212,000. Acquisition expense for the three-month period ended March 31, 2013 was $8,800. As a result of the acquisition, and the addition of two market areas, the Corporation will have an opportunity to expand both lending and deposit services. Cost savings are expected through economies of scale, and consolidation of operating centers.

Under the purchase method of accounting for purchases, the total purchase price is allocated to the net tangible and intangible assets based on their current estimated fair values as of the date of acquisition. Based on independent, third party valuation of the fair value of those assets acquired, and liabilities assumed, the purchase price for the Dupont State Bank acquisition was allocated as follows (in thousands):

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

NOTE 4: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share Income available to common stockholders	$916	1,524,872	$.60	$502	1,514,472	$.33

Effect of dilutive stock options		3,940			1,380
Diluted earnings per share Income available to common stockholders and assumed conversions	$916	1,528,812	$.60	$502	1,515,852	$.33

Net income for the three-month period ending March 31, 2013, of $1,006,000 was reduced by $90,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $916,000. For the three-month period ending March 31, 2012, net income of $592,000 was reduced by $90,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $502,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month periods ended March 31, 2013 and March 31, 2012, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.

NOTE 5: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012, respectively.

		March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$44,260	$-	$44,260	$-
State and municipal	33,265	-	33,265	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	46,719	-	46,719	-
Corporate	2,703	-	1,495	1,208
Total	$126,947	$-	$125,739	$1,208

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$43,409	$-	$43,409	$-
State and municipal	31,162	-	31,162	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,022	-	36,022	-
Corporate	3,177	-	1,980	1,197
Total	$113,770	$-	$112,573	$1,197

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the three-month periods ended March 31, 2013 and March 31, 2012:

	Available-for-Sale Securities
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited; In Thousands)

Beginning balance	$1,197	$1,090
Accretion	7	2
Total realized and unrealized gains and losses
Included in net income	-	-
Unrealized gains (losses) included in other comprehensive income	63	(15)
Purchases	-
Settlements, including pay downs	(59)	(4)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,208	$1,073
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month periods ended March 31, 2013 and March 31, 2012.

At March 31, 2013, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred in recent months for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Impaired loans	$1,233	$-	$-	$1,233
Real estate held for sale	248	-	-	248

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,363	$-	$-	$4,363
Real estate held for sale	700	-	-	700

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

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Input	Range
	(Unaudited; In Thousands)

Impaired loans	$1,233	Comparative sales based on independent appraisal	Marketability Discount	2%-100%

Real estate held for sale	$248	Comparative sales based on independent appraisal	Marketability Discount	27.8%

Securities available for sale

Corporate	$1,208	Discounted cash flows	*Default probability	.21%-1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	0%-40%

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$4,363	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$700	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Corporate	$1,197	Discounted cash flows	*Default probability	.21%-1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	0%-40%

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

Securities Available for Sale - Pooled Trust Preferred Securities

Pooled trust preferred securities are collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value. The cumulative probability of default ranges from a low of 0.21% to 1.73%, and the estimates used for loss given default are 100% for the period ended December 31, 2012 and March 31, 2013.

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
March 31, 2013:
Assets
Cash and cash equivalents	$26,485	$26,485	$-	$-
Investment securities available for sale	126,947	-	125,739	1,208
Loans, held for sale	363	-	363	-
Loans, net of allowance for losses	294,973	-	319,880	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,013	-	2,013	-
Liabilities
Deposits	393,458	-	395,342	-
Borrowings	49,717	-	45,638	6,949
Interest payable	334	-	334	-

December 31, 2012:
Assets
Cash and cash equivalents	$19,152	$19,152	$-	$-
Investment securities available for sale	113,770	-	112,573	1,197
Loans, held for sale	394	-	394	-
Loans, net of allowance for losses	305,518	-	331,543	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,292	-	2,292	-
Liabilities
Deposits	384,255	-	386,068	-
Borrowings	49,717	-	45,849	6,898
Interest payable	362	-	362	-

NOTE 6: INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale Securities
Federal agencies	$43,562	$742	$(44)	$44,260
State and municipal	31,840	1,614	(189)	33,265
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	46,157	666	(104)	46,719
Corporate	3,133	30	(460)	2,703
Total investment securities	$124,692	$3,052	$(797)	$126,947

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$42,581	$849	$(21)	$43,409
State and municipal	29,331	1,865	(34)	31,162
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	35,258	774	(10)	36,022
Corporate	3,652	47	(522)	3,177
Total investment securities	$110,822	$3,535	$(587)	$113,770

The amortized cost and fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$5,948	$6,023
One to five years	16,715	17,212
Five to ten years	34,511	35,313
After ten years	21,361	21,680
	78,535	80,228
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	46,157	46,719
Totals	$124,692	$126,947

No securities were pledged at March 31, 2013 or at December 31, 2012 to secure FHLB advances. Securities with a carrying value of $16,806,000 and $18,826,000 were pledged at March 31, 2013 and December 31, 2012 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the three-month periods ended March 31, 2013 and March 31, 2012 were $2,056,000 and $1,958,000. Gross gains of $79,000 and $134,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. No losses were recorded for the three-month periods ended March 31, 2013 or March 31, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2013 was $36,365,000, which is approximately 28.6% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2012 was $11,879,000, which represented approximately 10.4% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$9,448	$(44)	$-	$-	$9,448	$(44)
State and municipal	7,464	(189)	-	-	7,464	(189)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	17,746	(104)	-	-	17,746	(104)
Corporate	499	-	1,208	(460)	1,707	(460)

Total temporarily impaired securities	$35,157	$(337)	$1,208	$(460)	$36,365	$(797)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$3,979	$(21)	$-	$-	$3,979	$(21)
State and municipal	3,856	(34)	-	-	3,856	(34)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	2,847	(10)	-	-	2,847	(10)
Corporate	-	-	1,197	(522)	1,197	(522)

Total temporarily impaired securities	$10,682	$(65)	$1,197	$(522)	$11,879	$(587)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Government- Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at March 31, 2013 of $395,000 and $63,000, respectively. At December 31, 2012, the unrealized losses on these two investments were $465,000 and $56,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated B2 and Baa3, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.3% of the book value of the Corporation’s investment portfolio and approximately 0.97% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at March 31, 2013.

NOTE 7: ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

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

The carrying amount of those loans included in the balance sheet as loans receivable at March 31, 2013 (unaudited) and December 31, 2012 (audited) were:

	March 31, 2013	December 31, 2012
	(In Thousands)

Construction / Land	$744	$750
One-to-four family residential	2,089	2,149
Multi-family residential	686	685
Nonresidential and agricultural land	1,396	1,523
Commercial	38	64
Consumer	46	51
Outstanding balance of acquired credit-impaired loans	4,999	5,222

Fair value adjustment for credit-impaired loans	(1,996)	(2,119)
Carrying balance of acquired credit-impaired loans	$3,003	$3,103

Accretable yield, or income expected to be collected is as follows:

(Unaudited; In Thousands)

Balance at January 1, 2013	$$673
Additions	-
Accretion	(124)
Reclassification from non-accretable difference	5
Disposals	-
Balance at March 31, 2013	$554

Loans acquired during 2012 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractually required payments receivable at acquisition
Construction / Land	$750
One-to-four family residential	2,193
Multi-family residential	687
Nonresidential and agricultural land	1,530
Commercial	73
Consumer	52
Total required payments receivable	$5,285

Cash flows expected to be collected at acquisition	$3,838

Basis in acquired loans at acquisition	$3,088

During the three months ended March 31, 2013, the Corporation did not increase the allowance for loan losses by a charge to the income statement for any of the loans acquired with deteriorated credit quality. No allowances for loan losses were reversed in 2013.

NOTE 8: LOANS AND ALLOWANCE

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

The following table presents the breakdown of loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)

Construction / Land	$23,237	$26,506
One-to-four family residential	134,487	137,402
Multi-family residential	17,280	19,988
Nonresidential and agricultural land	106,555	106,433
Commercial	22,701	19,549
Consumer	4,198	4,906
	308,458	314,784
Unamortized deferred loan costs	487	484
Undisbursed loans in process	(10,088)	(6,186)
Allowance for loan losses	(3,884)	(3,564)
Total loans	$294,973	$305,518

The risk characteristics of each loan portfolio segment are as follows:

Construction/Land

The Construction/Land segment includes loans for raw land, loans to develop raw land preparatory to building construction, and construction loans of all types. Construction and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction and development loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Corporation until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest-rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Land loans are secured by raw land held as an investment, for future development, or as collateral for other use. Management monitors and evaluates these loans based on collateral, geography and risk grade criteria. These loans are underwritten based on the underlying purpose of the loan with repayment primarily from the sale or use of the underlying collateral.

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

Nonresidential (including agricultural land) and Multi-family Residential Real Estate

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

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of March 31, 2013 and December 31, 2012.

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2013
Balances at beginning of period:	$648	$1,423	$281	$1,078	$133	$1	$3,564
Provision for losses	152	176	(3)	(18)	2	9	318
Loans charged off	(61)	(65)	-	(175)	-	(31)	(332)
Recoveries on loans	18	-	-	294	-	22	334
Balances at end of period	$757	$1,534	$278	$1,179	$135	$1	$3,884

As of March 31, 2013
Allowance for losses:
Individually evaluated for impairment:	$195	$405	$196	$97	$93	$-	$986
Collectively evaluated for impairment:	562	1,129	82	1,082	42	1	2,898
Loans acquired with a deteriorated credit quality:	-	-	-	-	-	-	-
Balances at end of period	$757	$1,534	$278	$1,179	$135	$1	$3,884

Loans:
Individually evaluated for impairment:	$4,565	$4,444	$1,091	$3,385	$606	$12	$14,103
Collectively evaluated for impairment:	18,360	128,629	15,721	102,400	22,082	4,160	291,352
Loans acquired with a deteriorated credit quality:	312	1,414	468	770	13	26	3,003
Balances at end of period	$23,237	$134,487	$17,280	$106,555	$22,701	$4,198	$308,458

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(In Thousands)
Three Months Ended March 31, 2012
Balances at beginning of period:	$1,016	$1,986	$65	$822	70	$44	$4,003
Provision for losses	(246)	397	(48)	433	(64)	2	474
Loans charged off	(340)	(915)	-	(29)	-	(26)	(1,310)
Recoveries on loans	-	4	-	-	-	7	11
Balances at end of period	$430	$1,472	$17	$1,226	$6	$27	$3,178

	Construction / Land	1-4 Family	Multi- Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2012
Allowance for losses:
Individually evaluated for impairment:	$195	$310	$196	$-	$93	$-	$794
Collectively evaluated for impairment:	453	1,113	85	1,078	40	1	2,770
Loans acquired with a deteriorated credit quality:	-	-	-	-	-	-	-
Balances at end of period	$648	$1,423	$281	$1,078	$133	$1	$3,564

Loans:
Individually evaluated for impairment:	$4,752	$4,517	$1,104	$3,278	$565	$12	$14,228
Collectively evaluated for impairment:	21,453	131,465	18,433	102,292	18,946	4,864	297,453
Loans acquired with a deteriorated credit quality:	301	1,420	451	863	38	30	3,103
Balances at end of period	$26,506	$137,402	$19,988	$106,433	$19,549	$4,906	$314,784

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of March 31, 2013 and December 31, 2012. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for the period ending December 31, 2012.

March 31, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)

Construction / Land	$23,237	$18,040	$225	$4,972	$-
1-4 family residential	134,487	122,292	4,716	6,451	1,028
Multi-family residential	17,280	15,309	185	1,786	-
Nonresidential and agricultural land	106,555	95,888	5,527	4,188	952
Commercial	22,701	22,052	33	372	244
Consumer	4,198	4,153	11	34	-
Total Loans	$308,458	$277,734	$10,697	$17,803	$2,224

December 31, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction / Land	$26,506	$20,952	$314	$4,909	$331
1-4 family residential	137,402	123,705	6,597	5,885	1,215
Multi-family residential	19,988	17,546	186	2,256	-
Nonresidential and agricultural land	106,433	97,307	4,931	2,793	1,402
Commercial	19,549	18,869	15	414	251
Consumer	4,906	4,863	14	29	-
Total Loans	$314,784	$283,242	$12,057	$16,286	$3,199

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

The Corporation evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the quarter or fiscal year.

The following tables present the Corporation’s loan portfolio aging analysis as of March 31, 2013 and December 31, 2012:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivable
	(Unaudited; In Thousands)
Construction / Land	$236	$82	$283	$601	$22,324	$312	$23,237
1-4 family residential	1,070	755	1,675	3,500	129,572	1,415	134,487
Multi-family residential	-	-	-	-	16,812	468	17,280
Nonresidential and agricultural land	569	-	1,044	1,613	104,173	769	106,555
Commercial	22	498	251	771	21,917	13	22,701
Consumer	26	3	9	38	4,134	26	4,198
	$1,923	$1,338	$3,262	$6,523	$298,932	$3,003	$308,458

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivable
	(In Thousands)
Construction / Land	$63	$-	$556	$619	$25,586	$301	$26,506
1-4 family residential	1,347	768	1,408	3,523	132,459	1,420	137,402
Multi-family residential	-	-	-	-	19,537	451	19,988
Nonresidential and agricultural land	276	-	753	1,029	104,541	863	106,433
Commercial	100	-	251	351	19,160	38	19,549
Consumer	36	-	2	38	4,838	30	4,906
	$1,822	$768	$2,970	$5,560	$306,121	$3,103	$314,784

At March 31, 2013 and December 31, 2012, there were no loans past due 90 days or more and accruing.

The following table presents the Corporation’s nonaccrual loans as of March 31, 2013 and December 31, 2012, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more.

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)

Construction / Land	$4,381	$4,798
One-to-four family residential	2,645	2,687
Multi-family residential	1,091	1,104
Nonresidential and agricultural land	2,187	1,678
Commercial	561	567
Consumer	9	16
Total nonaccrual loans	$10,874	$10,850

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of March 31, 2013 (unaudited; in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$2,687	$2,687	$-
1-4 family residential	3,006	3,049	-
Multi-family residential	53	53	-
Nonresidential and agricultural land	2,463	3,032	-
Commercial	429	457	-
Consumer	12	12	-
	$8,650	$9,290	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$1,878	$1,878	$195
1-4 family residential	1,438	1,438	405
Multi-family residential	1,038	1,038	196
Nonresidential and agricultural land	922	922	97
Commercial	177	178	93
Consumer	-	-	-
	$5,453	$5,454	$986

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$4,565	$4,565	$195
1-4 family residential	4,444	4,487	405
Multi-family residential	1,091	1,091	196
Nonresidential and agricultural land	3,385	3,954	97
Commercial	606	635	93
Consumer	12	12	-
	$14,103	$14,744	$986

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction / Land	$4,820	$4	$4,581	$-
1-4 family residential	4,673	32	5,881	21
Multi-family residential	1,091	-	1,957	22
Nonresidential and agricultural land	3,395	17	3,664	19
Commercial	606	1	396	7
Consumer	12	-	17	-
	$14,597	$54	$16,496	$69

For the three months ended March 31, 2013 and 2012, interest income recognized on a cash basis included above was immaterial.

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as December 31, 2012:

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$2,870	$3,379	$-
1-4 family residential	3,562	3,612	-
Multi-family residential	53	54	-
Nonresidential and agricultural land	3,278	4,439	-
Commercial	386	418	-
Consumer	12	12	-
	$10,161	$11,914	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$1,882	$1,882	$195
1-4 family residential	955	957	310
Multi-family residential	1,051	1,061	196
Nonresidential and agricultural land	-	-	-
Commercial	179	186	93
Consumer	-	-	-
	$4,067	$4,086	$794

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$4,752	$5,261	$195
1-4 family residential	4,517	4,569	310
Multi-family residential	1,104	1,115	196
Nonresidential and agricultural land	3,278	4,439	-
Commercial	565	604	93
Consumer	12	12	-
	$14,228	$16,000	$794

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $7.9 million at March 31, 2013. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $4.1 million at March 31, 2013. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Corporation, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

At March 31, 2013, the Corporation had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class for the three-month periods ended March 31, 2013 and March 31, 2012:

	For the Three Months Ended March 31, 2013
	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction / Land	2	$-	$170
One-to-four family residential	6	240	245
Multi-family residential	-	-	-
Nonresidential and agricultural land	2	935	935
Commercial	4	38	98
Consumer	-	-	-
	14	$1,213	$1,448

	For the Three Months Ended March 31, 2012
	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction / Land	-	$-	$-
One-to-four family residential	4	1,040	1,098
Multi-family residential	1	1,068	1,083
Nonresidential and agricultural land	1	40	40
Commercial	2	65	70
Consumer	-	-	-
	8	$2,213	$2,291

The following tables present information regarding newly restructured troubled debt by type of modification as of March 31, 2013 and 2012.

March 31, 2013	Interest Only	Term	Combination	Total Modifications
Construction / Land	$-	$-	$171	$170
One-to-four family residential	-	14	231	245
Multi-family residential	-	-	-	-
Nonresidential and agricultural land	-	-	935	935
Commercial	-	-	98	98
Consumer	-	-	-	-
	$-	$14	$1,434	$1,448

March 31, 2012	Interest Only	Term	Combination	Total Modifications
Construction / Land	$-	-	$-	-
One-to-four family residential	-	503	595	1,098
Multi-family residential	-	1,083	-	1,083
Nonresidential and agricultural land	-	-	40	40
Commercial	-	-	70	70
Consumer	-	-	-	-
	$-	$1,586	$705	$2,291

Two loans totaling $122,000 that were classified and reported as troubled debt restructuring within the twelve months prior to March 31, 2013, defaulted during the three-month period ended March 31, 2013. Both loans were reported as one-to-four family residential real estate. No loans classified as troubled debt restructuring during the twelve-month period prior to March 31, 2012 defaulted during the three months ended March 31, 2012. The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

Financial impact of these restructurings was immaterial to the financials of the Corporation at December 31, 2013 and 2012.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments were effective for reporting periods beginning after December 15, 2012, for public companies. The adoption of this ASU did not have a material effect on the Corporation’s financial position or results of operations.

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

The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Required disclosures should be provided retrospectively for all comparative periods presented. The adoption of this ASU did not have a material effect on the Corporation’s financial position or results of operations.

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

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. If applicable the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU did not have a material effect on the Corporation’s financial position or results of operations.

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

NOTE 10:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2012 consolidated condensed financial statements to conform to the March 31, 2013 presentation.

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

Impact of Recent and Future Legislation. Over the last four and one-half years, Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 – Regulation and Supervision – Dodd-Frank Act in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements presented on pages 54 through 58 of the Annual Report on Form 10-K for the year ended December 31, 2012 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights.

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

The Corporation’s primary market area for lending has been comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. With the 2012 acquisition, the Corporation’s market area will include Jackson and Jennings Counties in Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended March 31, 2013.

Financial Condition

At March 31, 2013, the Corporation’s consolidated assets totaled $482.6 million, an increase of $9.7 million, or 2.1%, from the December 31, 2012 total. The change was the result of a $7.3 million increase in cash and cash equivalents, $26.5 million as of March 31, 2013, as compared to $19.2 million as of December 31, 2012 and an increase in available-for-sale securities, offset by decreased loan levels. Investment securities available for sale by the Corporation increased $13.1 million, period to period, an overall increase of 11.6% from $113.8 million at December 31, 2012 to $126.9 million as of March 31, 2013. Lacking loan demand for funds generated by deposit growth, the Corporation placed excess funds in available-for-sale investments.

The difficult lending environment continued to challenge loan production for the Corporation. Net loans, including loans held for sale at March 31, 2012, decreased $10.6 million, or 3.5%, from $305.9 million at December 31, 2012 to $295.3 million at March 31, 2013. Over the three-month period, $690,000 in non-performing loans moved from the portfolio into real estate held for sale, while sales of conventional mortgages into the secondary market remained strong. Proceeds from sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the three months ended March 31, 2013 were $8.3 million. These sales compare to $8.9 million in sales for the three months ended March 31, 2012. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.

The Corporation’s consolidated allowance for loan losses totaled $3.9 million at March 31, 2013, an increase of $320,000 from the $3.6 million total at December 31, 2012. The increase was primarily due to the provision for loan losses, as charge offs for the three-month period ended March 31, 2013 of $334,000 were offset by recoveries of $332,000. This compares to charge offs and recoveries for the three-month period ended March 31, 2012 of $1.3 million and $11,000, respectively. For the three-month period ended March 31, 2013, $318,000 was expensed and placed in the provision for loan losses as compared to $474,000 for the same period in 2012.

The total allowance represented 1.30% of total loans as of March 31, 2013, as compared to 1.15% as of December 31, 2012. Specific valuation allowances established for problem loans totaled $986,000 at March 31, 2013 as compared to $794,000 at December 31, 2012.

Loans past due 30 days or more as of March 31, 2013, excluding purchased credit-impaired loans, were $6.5 million, or 2.18% of gross loans, as compared to $5.6 million, or 1.80%, at December 31, 2012.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of March 31, 2013 were $10.9 million, the same as at December 31,

2012. This reflects some stabilization in delinquency and foreclosure trends. Troubled debt restructured (TDR) loans that were less than 90 days past due included in total non-performing loans were $7.0 million as of March 31, 2013, as compared to $6.9 million as of December 31, 2012. Non-performing loans as a percent of gross loans were 3.64% and 3.51%, respectively, for those periods.

Although management believes that its allowance for loan losses at March 31, 2013 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $393.5 million at March 31, 2013, an increase of $9.2 million, or 2.4%, from total deposits of $384.3 million at December 31, 2012. During the three-month period, noninterest-bearing deposit accounts increased by 12.3%, or $5.0 million, while interest-bearing deposits increased 1.2%, or $4.2 million. The increases were distributed across all deposit types, with the greatest increases being the increases in savings accounts, of $5.5 million and noninterest checking accounts of $5.4 million. NOW accounts decreased slightly, $2.2 million period to period. The largest decrease, period to period, was in certificate of deposit accounts, which decreased $2.8 million. In the current rate environment, borrowers still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings by the Corporation remained constant period to period at $49.7 million as of December 31, 2012 and March 31, 2013.

Other liabilities totaled $3.4 million at March 31, 2013, an increase of $462,000 from the December 31, 2012 balance of $2.9 million, primarily due to changes in escrowed balances, accrued expenses, and increased tax liabilities.

Stockholders’ equity totaled $35.7 million at March 31, 2013, an increase of $148,000, or 0.4%, from the $35.6 million at December 31, 2012. The increase was primarily due to net income of $1.0 million offset by dividends paid to common and preferred shareholders of $411,000 and a $449,000 decrease in the unrealized gains on available-for-sale securities. Dividends to common shareholders for the three-month period were $.21 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2013, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

General

The Corporation’s net income for the three months ended March 31, 2013 totaled $1,006,000, an increase of $414,000, or 69.9%, from the net income of $592,000 reported for the period ended March 31, 2012. The increase in net income for the 2013 period as compared to 2012 was attributable to a combination of factors. Net interest income increased $632,000, or 20.6%, from $3.1 million for the period ended March 31, 2012 to $3.7 million for the same period in 2013, a result of both changing interest rates and increased average balances. The increase in average balances year to year was primarily due to the acquisition of Dupont State Bank in November of 2012. Provision expense decreased $156,000 period to period, or 32.9%, from $474,000 for the three months ended March 31, 2012 to $318,000 for the three months ended March 31, 2013, as delinquency levels and charge off activity decreased. Other income increased $288,000, primarily the result of an increase in service fee income and a decline in losses on disposal of foreclosed real estate. These increases were partially offset with an increase in other expenses of $417,000, from $2.8 million for the period ended March 31, 2012 to $3.2 million as of March 31, 2013, primarily due to costs associated with the addition of the acquired branches and personnel.

Net Interest Income

Total interest income for the three months ended March 31, 2013 increased $412,000, or 9.4%, from $4.4 million at March 31, 2012 to $4.8 million at March 31, 2013. The increase was due primarily to a combination of increased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $220,000, or 16.8%, from the $1.3 million reported for the three months ended March 31, 2012 to $1.1 million for the three months ended March 31, 2013. For the three months ended March 31, 2013, interest expense from deposits totaled $616,000, as compared to $722,000 for the same period in 2012. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased slightly, period to period, as the decrease in the average balance of borrowings, $65.2 million for the three-month period ending March 31, 2012 as compared to $49.7 million for the same period in 2013, was offset by an increase in the average rate paid for borrowing from the Federal Home Loan Bank (FHLB), 3.55% for the 2012 period as compared to 3.83% in 2013.

Net interest income was $3.7 million for the three-month period ended March 31, 2013 compared to $3.1 million for the same period in 2012, an increase of $788,000, or 30.3%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $318,000 provision for losses on loans for the three months ended March 31, 2013, $156,000 lower than the amount expensed for the same period in 2012. The decrease in the provision expense period to period was reflective of improvement in delinquency trends with delinquency 30 days or more past due, as a percentage of gross loans, for the comparative periods at 2.18% as of March 31, 2013 versus 2.36% at the same point in 2012, and stabilizing levels of non-performing loans, $10.9 million at March 31, 2013 as compared to $12.2 million as of the same date in 2012.

While management believes that the allowance for losses on loans is adequate at March 31, 2013, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $289,000, or 32.7%, during the three months ended March 31, 2013 to $1.2 million, as compared to the $882,000 reported for the same period in 2012. The increase was due primarily to a decrease in losses on real estate held for sale with $144,000 in losses for the three-month period ended March 31, 2013 compared to $292,000 for the same period in 2012. Income from the sale of loans into the secondary market was another contributing factor, period to period. Gains on sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the three months ending March 31, 2013 totaled $325,000 an increase of $41,000 over the $284,000 recorded for the same period ended March 31, 2012. Sales into the secondary market remained constant during the first quarter of 2013 as consumers took advantage of record low interest rates. Service fees and charges increased to $593,000 for the three-month period ended March 31, 2013 from $496,000 for the comparable period in 2012, an increase of $97,000. The increase in service fees and charges from period to period was primarily due to increased income from the Bank’s ATM machines and increased income from insufficient fund service charges. Both were primarily a result of the added customer base from the Dupont State Bank acquisition. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $417,000, or 15.1%, from March 31, 2012 to March 31, 2013. The most significant financial statement changes were:

•
Salaries and employee benefits, a 14.3% increase period to period, reflective of increased salary costs directly related to the acquisition of Dupont State Bank in the fourth quarter of 2012, and increases in group insurance and retirement plan costs.

•
Increased occupancy and equipment expense of $117,000, from $359,000 for the period ended March 31, 2012 as compared to $476,000 for the same period in 2013. The increase is primarily due to the additional branches obtained in the acquisition of Dupont State Bank. These expenses include depreciation, property taxes, utilities, custodial services, repair and maintenance, and grounds care.

•
Other expenses increased primarily due to increases in business services, increased amortization on core deposit intangibles, and insurance, most of which relate to the acquisition of Dupont State Bank in the fourth quarter of 2012.

Notable decreases in other expenses for the period included a decrease in loan related expenses relative to the improved delinquency and foreclosure trends, 2013 over 2012. During 2012 there were large payments made for property taxes and forced placed insurance on behalf of delinquent borrowers. These borrowers, and the associated debts, have since resulted in foreclosure and the properties have been moved into other real estate owned or sold. These expenses decreased $103,000 from $205,000 for the three-month period ended March 31, 2012 to $102,000 for the same period in 2013. In addition, professional fees decreased $48,000, primarily relative to the 2012 activity surrounding the acquisition of Dupont State Bank.

Income Taxes

Tax expense of $367,000 was recorded for the three-month period ended March 31, 2013 as compared to $122,000 for the comparable period in 2012. For the 2013 period, the Corporation had pre-tax income of $1.4 million as compared to $714,000 for the 2012 period. The effective tax rate was 26.7% for the three-month period ended March 31, 2013 as compared to 17.1% for the same period in 2012. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2013, the Bank had $42.5 million in such borrowings, with a $10.0 million overdraft line of credit immediately available. An additional $49.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $62.6 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At March 31, 2013, the Bank had commitments to fund loan originations of $10.1 million, unused home equity lines of credit of $22.9 million and unused commercial lines of credit of

$22.4 million. Commitments to sell loans as of that date were $2.4 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended March 31, 2013: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*

* Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 15, 2013	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 15, 2013	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended March 31, 2013: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*
Attached

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