Form 10-Q
period 2013-06-30
RIVER VALLEY BANCORP
filed 2013-08-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of August 7, 2013, was 1,529,106.

RIVER VALLEY BANCORP

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,518	$3,675
Interest-bearing demand deposits	13,386	8,732
Federal funds sold	3,923	6,745
Cash and cash equivalents	19,827	19,152
Investment securities available for sale	126,308	113,770
Loans held for sale	355	394
Loans	298,402	309,082
Allowance for loan losses	4,036	3,564
Net loans	294,366	305,518
Premises and equipment, net	10,736	10,905
Real estate, held for sale	1,543	1,610
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	2,053	2,292
Cash value of life insurance	10,298	10,161
Goodwill	79	79
Core deposit intangibles	467	518
Other assets	5,110	3,861
Total assets	$475,737	$472,855

Liabilities
Deposits
Noninterest-bearing	$45,936	$40,516
Interest-bearing	342,682	343,739
Total deposits	388,618	384,255
Borrowings	49,717	49,717
Interest payable	319	362
Other liabilities	3,387	2,934
Total liabilities	442,041	437,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares	5,000	5,000
Issued and outstanding – 5,000 shares
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,528,306 and 1,524,872 shares	7,753	7,700
Retained earnings	22,309	20,990
Accumulated other comprehensive income (loss)	(1,366)	1,897
Total stockholders’ equity	33,696	35,587
Total liabilities and stockholders’ equity	$475,737	$472,855

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$8,195	$7,117	$4,139	$3,492
Investment securities	1,415	1,418	728	703
Interest-earning deposits and other	100	81	52	41
Total interest income	9,710	8,616	4,919	4,236

Interest Expense
Deposits	1,207	1,401	591	679
Borrowings	947	1,175	473	587
Total interest expense	2,154	2,576	1,064	1,266

Net Interest Income	7,556	6,040	3,855	2,970
Provision for loan losses	636	796	318	322
Net Interest Income After Provision for Loan Losses	6,920	5,244	3,537	2,648

Other Income
Service fees and charges	1,267	998	673	501
Net realized gains on sale of available-for-sale securities (includes $193, $331, $114 and $197, respectively, related to accumulated other comprehensive earnings reclassifications)	193	331	114	197
Net gains on loan sales	553	509	228	225
Interchange fee income	286	220	147	114
Increase in cash value of life insurance	137	154	69	77
Loss on real estate held for sale	(202)	(394)	(59)	(102)
Other income	222	163	113	87
Total other income	2,456	1,981	1,285	1,099

Other Expenses
Salaries and employee benefits	3,358	2,901	1,669	1,423
Net occupancy and equipment expenses	951	710	475	351
Data processing fees	256	214	125	112
Advertising	228	201	122	127
Mortgage servicing rights	123	117	58	67
Office supplies	89	67	57	35
Professional fees	221	192	130	96
Federal Deposit Insurance Corporation assessment	193	167	110	88
Loan-related expenses	253	322	152	117
Acquisition expense	18	124	9	81
Other expenses	684	633	286	387
Total other expenses	6,374	5,648	3,193	2,884

Income Before Income Tax	3,002	1,577	1,629	863
Income tax expense (includes $66, $117, $39 and $71, respectively, related to income tax expense from reclassification items)	808	293	441	171

Net Income	2,194	1,284	1,188	692
Preferred stock dividends	181	181	91	91
Net Income Available to Common Stockholders	$2,013	$1,103	$1,097	$601

Basic earnings per common share	$1.32	$.73	$.72	$.40
Diluted earnings per common share	1.32	.73	.72	.40
Dividends per share	.42	.42	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Net income	$2,194	$1,284	$1,188	$692
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax benefit (expense) of $1,741, $(228), $1,522 and $(195)	(3,135)	422	(2,738)	344
Less: Reclassification adjustment for gains included in net income, net of tax expense of $66, $117, $39 and $71	127	214	75	126
	(3,262)	208	(2,813)	218
Comprehensive income (loss)	$(1,068)	$1,492	$(1,625)	$910

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Operating Activities
Net income	$2,194	$1,284
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	636	796
Depreciation and amortization	397	341
Investment securities gains	(193)	(331)
Loans originated for sale in the secondary market	(14,826)	(15,985)
Proceeds from sale of loans in the secondary market	15,294	15,161
Gain on sale of loans	(553)	(509)
Amortization of net loan origination cost	76	73
Loss on real estate held for sale	202	394
Net change in
Interest receivable	239	172
Interest payable	(43)	(70)
Prepaid Federal Deposit Insurance Corporation assessment	703	158
Other adjustments	(137)	595
Net cash provided by operating activities	3,989	2,079

Investing Activities
Purchases of securities available for sale	(37,299)	(19,845)
Proceeds from maturities and paydowns of securities available for sale	11,948	10,428
Proceeds from sales of securities available for sale	7,817	4,821
Net change in loans	9,854	(1,366)
Purchases of premises and equipment	(227)	(122)
Proceeds from sale of real estate acquired through foreclosure	657	1,329
Other investing activity	(13)	(52)
Net cash used in investing activities	(7,263)	(4,807)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	13,599	2,891
Certificates of deposit	(9,236)	(2,636)
Cash dividends	(501)	(817)
Exercise of stock options	50	-
Advances by borrowers for taxes and insurance	37	57
Net cash provided by (used in) financing activities	3,949	(505)

Net Change in Cash and Cash Equivalents	675	(3,233)
Cash and Cash Equivalents, Beginning of Period	19,152	18,714
Cash and Cash Equivalents, End of Period	$19,827	$15,481

Additional Cash Flows and Supplementary Information
Interest paid	$2,197	$2,646
Income tax paid, net of refunds	575	119
Transfers to real estate held for sale	839	1,593
Dividends declared not paid	321	-

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

River Valley Bancorp (the “Corporation” or the “Company”) is a bank holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”), an Indiana commercial bank. The Bank conducts a general banking business in southeastern and south central Indiana and in Carroll County, Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of competitive factors, such as governmental monetary policy, that are outside of management’s control.

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2013, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: ACQUISITION

On November 9, 2012, the Corporation completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc. In conjunction with the acquisition, River Valley Financial Bank (Bank) merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. Under the terms of the acquisition, the Bank paid $5,700,000 for the stock of Dupont State Bank with a resulting bargain purchase gain, after application of purchase accounting adjustments, of $988,000. The bargain gain was recorded as other income in the three-month period ended December 31, 2012. For the twelve-month period ended December 31, 2012, the Corporation had approximately $382,000 in costs relative to the acquisition. Acquisition expense for the same period ended December 31, 2011 was approximately $212,000. Acquisition expense for the three- and six-month periods ended June 30, 2013 was $9,000 and $18,000 as compared to $81,000 and $124,000 for the three and six months ended June 30, 2012. As a result of the acquisition, and the addition of two market areas, the Corporation will have an opportunity to expand both lending and deposit services. Cost savings are expected through economies of scale and consolidation of operating centers.

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

At the time of acquisition, the fair value of the assets acquired included loans with a fair value of $52,125,000. The gross principal and contractual interest due under the contracts was $53,982,000, of which $2,960,000 was expected to be uncollectible.

NOTE 4: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$2,013	1,525,460	$1.32	$1,103	1,514,472	$.73

Effect of dilutive stock options		4,672			1,842
Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,013	1,530,132	$1.32	$1,103	1,516,314	$.73

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$1,097	1,526,042	$.72	$601	1,514,472	$.40

Effect of dilutive stock options		5,405			2,304
Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,097	1,531,447	$.72	$601	1,516,776	$.40

Net income for the six-month period ending June 30, 2013, of $2,194,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $2,013,000. For the six-month period ending June 30, 2012, net income of $1,284,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,103,000.

Net income for the three-month period ending June 30, 2013, of $1,188,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,097,000. For the three-month period ending June 30, 2012, net income of $692,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $601,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month and six-month periods ended June 30, 2012, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.  For the same periods ending June 30, 2013, there were no options excluded.

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

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012, respectively.

		June 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$44,940	$-	$44,940	$-
State and municipal	34,386	-	34,386	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	44,264	-	44,264	-
Corporate	2,718	-	1,497	1,221
Total	$126,308	$-	$125,087	$1,221

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$43,409	$-	$43,409	$-
State and municipal	31,162	-	31,162	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,022	-	36,022	-
Corporate	3,177	-	1,980	1,197
Total	$113,770	$-	$112,573	$1,197

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the three-month and six-month periods ended June 30, 2013 and June 30, 2012:

	Available-for-Sale Securities
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited; In Thousands)

Beginning balance	$1,197	$1,090
Accretion	8	4
Total realized and unrealized gains and losses
Included in net income	-	-
Unrealized gains included in other comprehensive income	78	60
Purchases	-	-
Settlements, including pay downs	(62)	(8)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,221	$1,146
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-for-Sale Securities
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(Unaudited; In Thousands)

Beginning balance	$1,208	$1,073
Accretion	2	2
Total realized and unrealized gains and losses
Included in net income	-	-
Unrealized gains included in other comprehensive income	15	75
Purchases	-	-
Settlements, including pay downs	(4)	(4)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,221	$1,146
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and six-month periods ended June 30, 2013 and June 30, 2012.

At June 30, 2013, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. For the past four fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred in recent months for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

		June 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Impaired loans	$1,373	$-	$-	$1,373
Real estate held for sale	200	-	-	200

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,363	$-	$-	$4,363
Real estate held for sale	700	-	-	700

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

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Input	Range
	(Unaudited; In Thousands)

Impaired loans	$1,373	Comparative sales based on independent appraisal	Marketability Discount	18.4%-100%

Real estate held for sale	$ 200	Comparative sales based on independent appraisal	Marketability Discount	41.5%

Securities available for sale

Corporate	$1,221	Discounted cash flows	*Default probability	.21%-1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	0%-40%

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$4,363	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$ 700	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Corporate	$1,197	Discounted cash flows	*Default probability	.21%-1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	0%-40%

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

Securities Available for Sale - Pooled Trust Preferred Securities

Pooled trust preferred securities are collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value. The cumulative probability of default ranges from a low of 0.21% to 1.73%, and the estimates used for loss given default are 100% for the periods ended December 31, 2012 and June 30, 2013.

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
June 30, 2013:
Assets
Cash and cash equivalents	$19,827	$19,827	$-	$-
Investment securities available for sale	126,308	-	125,087	1,221
Loans, held for sale	355	-	355	-
Loans, net of allowance for losses	294,366	-	317,864	-
Federal Home Loan Bank stock	4,595	-	4,595	-
Interest receivable	2,053	-	2,053	-
Liabilities
Deposits	388,618	-	389,795	-
Borrowings	49,717	-	45,025	7,217
Interest payable	319	-	319	-

December 31, 2012:
Assets
Cash and cash equivalents	$19,152	$19,152	$-	$-
Investment securities available for sale	113,770	-	112,573	1,197
Loans, held for sale	394	-	394	-
Loans, net of allowance for losses	305,518	-	331,543	-
Federal Home Loan Bank stock	4,595	-	4,595	-
Interest receivable	2,292	-	2,292	-
Liabilities
Deposits	384,255	-	386,068	-
Borrowings	49,717	-	45,849	6,898
Interest payable	362	-	362	-

NOTE 6: INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale Securities
Federal agencies	$45,536	$392	$(988)	$44,940
State and municipal	34,920	829	(1,363)	34,386
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	44,809	405	(950)	44,264
Corporate	3,163	2	(447)	2,718
Total investment securities	$128,428	$1,628	$(3,748)	$126,308

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$42,581	$849	$(21)	$43,409
State and municipal	29,331	1,865	(34)	31,162
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	35,258	774	(10)	36,022
Corporate	3,652	47	(522)	3,177
Total investment securities	$110,822	$3,535	$(587)	$113,770

The amortized cost and fair value of available-for-sale securities June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$5,713	$5,772
One to five years	21,900	22,160
Five to ten years	34,161	33,421
After ten years	21,845	20,691
	83,619	82,044
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	44,809	44,264
Totals	$128,428	$126,308

No securities were pledged at June 30, 2013 or at December 31, 2012 to secure FHLB advances. Securities with a carrying value of $16,205,000 and $18,826,000 were pledged at June 30, 2013 and December 31, 2012 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the six-month periods ended June 30, 2013 and June 30, 2012 were $7,817,000 and $4,821,000. Gross gains of $210,000 and $331,000 resulting from sales and calls of available-for-sale securities were realized for the six-month periods ended June 30, 2013 and June 30, 2012, respectively. Gross losses of $17,000 were realized for the six-month period ended June 30, 2013, and there were no losses for the period ended June 30, 2012.

Proceeds from sales of securities available for sale during the three-month periods ended June 30, 2013 and June 30, 2012 were $5,761,000 and $2,863,000. Gross gains of $131,000 and $197,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended June 30, 2013 and June 30, 2012, respectively. Gross losses of $17,000 were realized for the three-month period ended June 30, 2013, and there were no losses for the period ended June 30, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013 was $78,159,000, which is approximately 61.9% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2012 was $11,879,000, which represented approximately 10.4% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$28,492	$(988)	$-	$-	$28,492	$(988)
State and municipal	16,107	(1,363)	-	-	16,107	(1,363)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	31,344	(950)	-	-	31,344	(950)
Corporate	995	(4)	1,221	(443)	2,216	(447)

Total temporarily impaired securities	$76,938	$(3,305)	$1,221	$(443)	$78,159	$(3,748)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$3,979	$(21)	$-	$-	$3,979	$(21)
State and municipal	3,856	(34)	-	-	3,856	(34)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	2,847	(10)	-	-	2,847	(10)
Corporate	-	-	1,197	(522)	1,197	(522)

Total temporarily impaired securities	$10,682	$(65)	$1,197	$(522)	$11,879	$(587)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at June 30, 2013 of $395,000 and $48,000, respectively. At December 31, 2012, the unrealized losses on these two investments were $465,000 and $56,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Ba2 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.3% of the book value of the Corporation’s investment portfolio and approximately 1.0% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at June 30, 2013.

NOTE 7: ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

The Corporation acquired loans in the acquisition of Dupont State Bank during the year ended December 31, 2012. Certain of the transferred loans had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments would not be collected.

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

The carrying amount of those loans included in the balance sheet as loans receivable at June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)

Construction / Land	$744	$750
One-to-four family residential	2,055	2,149
Multi-family residential	685	685
Nonresidential and agricultural land	1,151	1,523
Commercial	27	64
Consumer	42	51
Outstanding balance of acquired credit-impaired loans	4,704	5,222

Fair value adjustment for credit-impaired loans	(1,715)	(2,119)

Carrying balance of acquired credit-impaired loans	$2,989	$3,103

Accretable yield, or income expected to be collected is as follows:

	Six Months Ended June 30, 2013	Three Months Ended June 30, 2013
	(Unaudited; In Thousands)	(Unaudited; In Thousands)

Balance at the beginning of the period	$673	$554
Additions	-	-
Accretion	(295)	(171)
Reclassification from non-accretable difference	197	192
Disposals	-	-

Balance at June 30, 2013	$575	$575

Loans acquired during 2012 for which it was probable at acquisition that all contractually required payments would not be collected were as follows (in thousands):

Contractually required payments receivable at acquisition
Construction / Land	$750
One-to-four family residential	2,193
Multi-family residential	687
Nonresidential and agricultural land	1,530
Commercial	73
Consumer	52
Total required payments receivable at acquisition	$5,285

Cash flows expected to be collected at acquisition	$3,838

Basis in acquired loans at acquisition	$3,088

During the three months and six months ended June 30, 2013, the Corporation did not increase the allowance for loan losses by a charge to the income statement for any of the loans acquired with deteriorated credit quality. No allowances for loan losses were reversed in 2013.

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

The following table presents the breakdown of loans as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)
Construction / Land	$26,493	$26,506
One-to-four family residential	144,745	137,402
Multi-family residential	17,828	19,988
Nonresidential and agricultural land	103,640	106,433
Commercial	20,853	19,549
Consumer	4,496	4,906
	318,055	314,784
Unamortized deferred loan costs	493	484
Undisbursed loans in process	(20,146)	(6,186)
Allowance for loan losses	(4,036)	(3,564)
Total loans	$294,366	$305,518

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

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of June 30, 2013 and December 31, 2012.

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended June 30, 2013
Balances at beginning of period:	$757	$1,534	$278	$1,179	$135	$1	$3,884
Provision for losses	(84)	305	19	(97)	144	31	318
Loans charged off	-	(21)	-	-	(138)	(43)	(202)
Recoveries on loans	-	3	-	20	-	13	36
Balances at end of period	$673	$1,821	$297	$1,102	$141	$2	$4,036

Six Months Ended June 30, 2013
Balances at beginning of period	$649	$1,423	$281	$1,077	$132	$2	$3,564
Provision for losses	67	482	16	(114)	146	39	636
Loans charged off	(61)	(87)	-	(175)	(137)	(74)	(534)
Recoveries on loans	18	3	-	314	-	35	370
Balances at end of period	$673	$1,821	$297	$1,102	$141	$2	$4,036

As of June 30, 2013
Allowance for losses:
Individually evaluated for impairment:	$196	$526	$196	$97	$91	$-	$1,106
Collectively evaluated for impairment:	477	1,295	101	1,005	50	2	2,930
Loans acquired with a deteriorated credit quality:	-	-	-	-	-	-	-
Balances at end of period	673	1,821	297	1,102	141	2	4,036

Loans:
Individually evaluated for impairment:	$4,530	$5,491	$1,088	$4,127	$377	$11	$15,624
Collectively evaluated for impairment:	21,625	137,814	16,255	98,814	20,472	4,462	299,442
Loans acquired with a deteriorated credit quality:	338	1,440	485	699	4	23	2,989
Balances at end of period	26,493	144.745	17,828	103,640	20,853	4,496	318,055

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(In Thousands)
Three Months Ended June 30, 2012
Balances at beginning of period:	$430	$1,472	$17	$1,226	6	$27	$3,178
Provision for losses	304	(115)	266	(135)	2	-	322
Loans charged off	-	(46)	-	-	-	(19)	(65)
Recoveries on loans	-	79	-	-	-	7	86
Balances at end of period	$734	$1,390	$283	$1,091	$8	$15	$3,521

Six Months Ended
June 30, 2012
Balances at beginning of period:	$1,016	$1,986	$65	$822	70	$44	$4,003
Provision for losses	54	286	218	298	(62)	2	796
Loans charged off	(340)	(962)	-	(29)	-	(44)	(1,375)
Recoveries on loans	4	80	-	-	-	13	97
Balances at end of period	$734	$1,390	$283	$1,091	$8	$15	$3,521

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2012
Allowance for losses:
Individually evaluated for impairment:	$195	$310	$196	$-	$93	$-	$794
Collectively evaluated for impairment:	453	1,113	85	1,078	40	1	2,770
Loans acquired with a deteriorated credit quality:	-	-	-	-	-	-	-
Balances at end of period	$648	$1,423	$281	$1,078	$133	$1	$3,564

Loans:
Individually evaluated for impairment:	$4,752	$4,517	$1,104	$3,278	$565	$12	$14,228
Collectively evaluated for impairment:	21,453	131,465	18,433	102,292	18,946	4,864	297,453
Loans acquired with a deteriorated credit quality:	301	1,420	451	863	38	30	3,103
Balances at end of period	$26,506	$137,402	$19,988	$106,433	$19,549	$4,906	$314,784

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of June 30, 2013 and December 31, 2012. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for the periods ended December 31, 2012 and June 30, 2013.

June 30, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction / Land	$26,493	$21,739	$121	$4,633	$-
1-4 family residential	144,745	132,333	4,416	7,075	921
Multi-family residential	17,828	16,208	44	1,576	-
Nonresidential and agricultural land	103,640	93,413	4,651	5,024	552
Commercial	20,853	20,031	12	732	78
Consumer	4,496	4,442	2	52	-
Total Loans	$318,055	$288,166	$9,246	$19,092	$1,551

December 31, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction / Land	$26,506	$20,952	$314	$4,909	$331
1-4 family residential	137,402	123,705	6,597	5,885	1,215
Multi-family residential	19,988	17,546	186	2,256	-
Nonresidential and agricultural land	106,433	97,307	4,931	2,793	1,402
Commercial	19,549	18,869	15	414	251
Consumer	4,906	4,863	14	29	-
Total Loans	$314,784	$283,242	$12,057	$16,286	$3,199

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

The following tables present the Corporation’s loan portfolio aging analysis as of June 30, 2013 and December 31, 2012:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivable
	(Unaudited; In Thousands)

Construction / Land	$7	$85	$49	$141	$26,014	$338	$26,493
1-4 family residential	772	602	2,303	3,677	139,628	1,440	144,745
Multi-family residential	-	-	-	-	17,343	485	17,828
Nonresidential and agricultural land	763	71	909	1,743	101,198	699	103,640
Commercial	85	32	470	587	20,262	4	20,853
Consumer	52	10	28	90	4,383	23	4,496
	$1,679	$800	$3,759	$6,238	$308,828	$2,989	$318,055

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivable
	(In Thousands)

Construction / Land	$63	$-	$556	$619	$25,586	$301	$26,506
1-4 family residential	1,347	768	1,408	3,523	132,459	1,420	137,402
Multi-family residential	-	-	-	-	19,537	451	19,988
Nonresidential and agricultural land	276	-	753	1,029	104,541	863	106,433
Commercial	100	-	251	351	19,160	38	19,549
Consumer	36	-	2	38	4,838	30	4,906
	$1,822	$768	$2,970	$5,560	$306,121	$3,103	$314,784

At June 30, 2013 and December 31, 2012, there were no loans past due 90 days or more and accruing.

The following table presents the Corporation’s nonaccrual loans as of June 30, 2013 and December 31, 2012, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more.

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)

Construction / Land	$4,492	$4,798
One-to-four family residential	3,257	2,687
Multi-family residential	1,088	1,104
Nonresidential and agricultural land	2,419	1,678
Commercial	379	567
Consumer	28	16
Total nonaccrual loans	$11,663	$10,850

Nonaccrual loans as a percent of total loans	3.67%	3.45%

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of June 30, 2013 (unaudited; in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$2,653	$2,842	$-
1-4 family residential	3,897	3,969	-
Multi-family residential	52	54	-
Nonresidential and agricultural land	3,213	3,740	-
Commercial	199	370	-
Consumer	11	11	-
	$10,025	$10,986	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$1,877	$1,891	$196
1-4 family residential	1,594	1,612	526
Multi-family residential	1,036	1,052	196
Nonresidential and agricultural land	914	914	97
Commercial	178	186	91
Consumer	-	-	-
	$5,599	$5,655	$1,106

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$4,530	$4,733	$196
1-4 family residential	5,491	5,581	526
Multi-family residential	1,088	1,106	196
Nonresidential and agricultural land	4,127	4,654	97
Commercial	377	556	91
Consumer	11	11	-
	$15,624	$16,641	$1,106

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction / Land	$4,597	$72	$4,604	$1
1-4 family residential	4,770	90	4,825	52
Multi-family residential	1,090	13	2,534	50
Nonresidential and agricultural land	3,745	136	3,703	33
Commercial	480	20	456	17
Consumer	11	1	16	-
	$14,693	$332	$16,138	$153

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction / Land	$4,834	$67	$4,627	$1
1-4 family residential	5,243	58	3,793	31
Multi-family residential	1,088	13	3,086	27
Nonresidential and agricultural land	4,726	120	3,741	15
Commercial	417	20	515	9
Consumer	11	-	15	-
	$16,319	$278	$15,777	$83

For the three and six months ended June 30, 2013, interest income recognized on a cash basis included above was $149,000 and $216,000, respectively. For the three and six months ended June 30, 2012, interest income recognized on a cash basis included above was immaterial.

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of December 31, 2012:

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $8.1 million at June 30, 2013. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $4.0 million at June 30, 2013. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Corporation, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

At June 30, 2013, the Corporation had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class for the three-month and six-month periods ended June 30, 2013 and June 30, 2012:

	For the Six-Month Period Ended June 30, 2013			For the Six-Month Period Ended June 30, 2012
	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)

Construction / Land	3	$103	$272	-	$-	$-
One-to-four family residential	8	416	434	6	1,103	1,169
Multi-family residential	-	-	-	1	1,068	1,083
Nonresidential and agricultural land	2	935	935	1	40	40
Commercial	4	37	98	3	169	174
Consumer	-	-	-	-	-	-
	17	$1,491	$1,739	11	$2,380	$2,466

	For the Three-Month Period Ended June 30, 2013			For the Three-Month Period Ended June 30, 2012
	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited;DollarsInThousands)

Construction / Land	1	$103	$101	-	$-	$-
One-to-four family residential	2	176	190	2	63	71
Multi-family residential	-	-	-	-	-	-
Nonresidential and agricultural land	-	-	-	-	-	-
Commercial	-	-	-	1	104	104
Consumer	-	-	-	-	-	-
	3	$279	$291	3	$167	$175

The following tables present information regarding newly restructured troubled debt by type of modification as of June 30, 2013 and 2012.

June 30, 2013	Interest Only	Term	Combination	Total Modifications
Construction / Land	$-	$101	$171	$272
One-to-four family residential	-	204	230	434
Multi-family residential	-	-	-	-
Nonresidential and agricultural land	-	-	935	935
Commercial	-	-	98	98
Consumer	-	-	-	-
	$-	$305	$1,434	$1,739

June 30, 2012	Interest Only	Term	Combination	Total Modifications
Construction / Land	$-	$-	$-	$-
One-to-four family residential	-	529	559	1,088
Multi-family residential	-	1,075	-	1,075
Nonresidential and agricultural land	-	-	-	-
Commercial	-	-	135	135
Consumer	-	-	-	-
	$-	$1,604	$694	$2,298

One loan totaling $79,000, classified and reported as a troubled debt restructuring within the twelve months prior to June 30, 2013, defaulted during the six-month period ended June 30, 2013. The loan was reported as one-to-four family residential real estate. No loans classified as troubled debt restructuring during the twelve-month period prior to June 30, 2012 defaulted during the six months ended June 30, 2012. The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

Financial impact of these restructurings was immaterial to the financials of the Corporation at December 31, 2012.

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. If applicable the Corporation will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU did not have a material effect on the Corporation’s financial position or results of operations.

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

NOTE 10:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2012 consolidated condensed financial statements to conform to the June 30, 2013 presentation.

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

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The FDIC and the OCC have subsequently approved these final rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The final rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

Changes in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. Further increases in premium assessments are also possible and would increase the Corporation’s expenses. Effective with the June 2011 reporting period, the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions. As a result of these changes, the Corporation experienced a decrease in premiums. Also, in the quarter ended June 30, 2013, the Corporation received a refund of unused prepaid assessment credits as the prepayment assessment credit program ended with the final credit application on the March 29, 2013 quarterly deposit insurance invoice. However, increased assessment rates and special assessments could have a material impact on the Corporation’s results of operations.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past five years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions, although there have been signs that lending is increasing. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial institutions industry. In particular, the Corporation may face the following risks in connection with these events:

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

In addition, the Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Corporation or reducing the availability of funds to the Corporation to finance its existing operations.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation ‘s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month or six-month periods ended June 30, 2013.

Acquired Impaired Loans

Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

Over the life of the acquired loans, the Corporation continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. The Corporation evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased significantly and, if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Changes in these factors, as well as changing economic conditions, will likely impact the carrying value of these acquired loans.

Financial Condition

At June 30, 2013, the Corporation’s consolidated assets totaled $475.7 million, an increase of $2.8 million, or 0.6%, from the December 31, 2012 total. The change was the result of a $12.5 million increase in investment securities available for sale period to period, an overall increase of 10.9% from $113.8 million at December 31, 2012 to $126.3 million as of June 30, 2013, offset by decreased loan levels. Lacking loan demand for funds generated by deposit growth, the Corporation placed excess funds in available-for-sale investments.

The difficult lending environment continued to challenge loan production for the Corporation as consumers many times switched lenders to take advantage of the competitive rate environment. Net loans, including loans held for sale at June 30, 2013, decreased $11.2 million, or 3.7%, from $305.9 million at December 31, 2012 to $294.7 million at June 30, 2013.  During the six-month period, $839,000 in non-performing loans moved from the portfolio into real estate held for sale. Sales of conventional mortgages into the secondary market remained strong. Proceeds from sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the six months ended June 30, 2013 were $15.3 million. These sales compare to $15.2 million in sales for the six months ended June 30, 2012. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.

The Corporation’s consolidated allowance for loan losses totaled $4.0 million at June 30, 2013, an increase of 11.1% from the $3.6 million total at December 31, 2012. The increase was primarily due to the provision for loan losses. For the six-month period ended June 30, 2013, $636,000 was expensed and placed in the reserve as compared to $796,000 for the same period in 2012. Charge offs for the six-month period ended June 30, 2013 of $534,000 were partially offset by recoveries of $370,000. This compares to charge offs and recoveries for the six-month period ended June 30, 2012 of $1.4 million and $97,000, respectively.

The total allowance represented 1.35% of total loans as of June 30, 2013, as compared to 1.15% as of December 31, 2012. Specific valuation allowances established for problem loans totaled $1.1 million at June 30, 2013 as compared to $794,000 at December 31, 2012.

Loans past due 30 days or more as of June 30, 2013, excluding purchased credit-impaired loans, were $6.2 million, or 1.98% of total loans, as compared to $5.6 million, or 1.78%, at December 31, 2012.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of June 30, 2013 were $11.7 million, as compared to $10.9 million at December 31, 2012. Troubled debt restructured (TDR) loans that were less than 90 days past due included in total non-performing loans were $7.2 million as of June 30, 2013, as compared to $6.9 million as of December 31, 2012. Non-performing loans as a percent of gross loans were 3.67% and 3.45%, respectively, for those periods.

Although management believes that its allowance for loan losses at June 30, 2013 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $388.6 million at June 30, 2013, an increase of $4.3 million, or 1.1%, from total deposits of $384.3 million at December 31, 2012. During the six-month period, noninterest-bearing deposit accounts increased by 13.4%, or $5.4 million, while interest-bearing deposits decreased 0.3%, or $1.1 million. The fluctuations were distributed across all deposit types, with the greatest increases being the increases in noninterest checking accounts of $5.6 million and savings accounts of $5.2 million. NOW accounts increased slightly, $3.0 million period to period. Money Market accounts and Vantage checking accounts increased slightly by $1.3 million and $747,000, respectively, period to period. The largest decrease, period to period, was in certificate of deposit accounts, which decreased $12.5 million. In the current rate environment, borrowers still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings by the Corporation remained constant period to period at $49.7 million as of December 31, 2012 and June 30, 2013.

Other liabilities totaled $3.4 million at June 30, 2013, an increase of $453,000 from the December 31, 2012 balance of $2.9 million, primarily due to changes in escrowed balances, accrued expenses, and increased tax liabilities.

Stockholders’ equity totaled $33.7 million at June 30, 2013, a decrease of $1.9 million, or 5.3%, from the $35.6 million at December 31, 2012. The decrease was primarily due to the fluctuation in unrealized gains on available-for-sale securities from an unrealized gain of $1.9 million at December 31, 2012 to an unrealized loss of $1.4 million at June 30, 2013. The fluctuation in unrealized gains/losses on available-for-sale securities was partially offset by net income of $2.2 million offset by dividends paid to common and preferred shareholders of $822,000. Dividends to common shareholders for the six-month period were $.42 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2013, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

General

The Corporation’s net income for the six months ended June 30, 2013 totaled $2.2 million, an increase of $910,000, or 70.0%, from the net income of $1.3 million reported for the period ended June 30, 2012. The increase in net income for the 2013 period as compared to 2012 was attributable to a combination of factors. Net interest income increased $1.5 million, or 25.0%, from $6.0 million for the period ended June 30, 2012 to $7.5 million for the same period in 2013, a result of both changing interest rates and increased average balances. The increase in average balances year to year was primarily due to the acquisition of Dupont State Bank in November of 2012. Provision expense decreased $160,000 period to period, or 20.1%, from $796,000 for the six months ended June 30, 2012 to $636,000 for the six months ended June 30, 2013, as delinquency stabilized and charge off activity decreased. Other income increased $475,000, primarily the result of an increase in service fee income and a decline in losses on disposal of foreclosed real estate. These increases were offset with an increase in other expenses of $726,000, from $5.6 million for the period ended June 30, 2012 to $6.4 million as of June 30, 2013, primarily due to costs associated with the addition of the acquired branches and personnel.

Net Interest Income

Total interest income for the six months ended June 30, 2013 increased $1.1 million, or 12.7%, from $8.6 million at June 30, 2012 to $9.7 million at June 30, 2013. The increase was due primarily to a combination of increased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $422,000, or 16.2%, from the $2.6 million reported for the six months ended June 30, 2012 to $2.2 million for the six months ended June 30, 2013. For the six months ended June 30, 2013, interest expense from deposits totaled $1.2 million, as compared to $1.4 million for the same period in 2012. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings, $947,000 for the six-month period ending June 30, 2013 as compared to $1.2 million for the same period in 2012, decreased $228,000, or 19.4%, period to period, as a result of the decrease in the average balance of borrowings, $65.2 million for the six-month period ending June 30, 2012 as compared to $49.7 million for the same period in 2013.The average rate paid for borrowing from the Federal Home Loan Bank (FHLB) increased period to period, 3.55% for the 2012 period as compared to 3.83% in 2013.

Net interest income was $7.5 million for the six-month period ended June 30, 2013 compared to $6.0 million for the same period in 2012, an increase of $1.5 million, or 25.1%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $636,000 provision for losses on loans for the six months ended June 30, 2013, $160,000 lower than the amount expensed for the same period in 2012. The decrease in the provision expense period to period was reflective of declining charge off trends and improvement in delinquency, with delinquency 30 days or more past due, as a percentage of gross loans, for the comparative periods at 2.10% as of June 30, 2013 versus 2.42% at the same point in 2012.

While management believes that the allowance for losses on loans is adequate at June 30, 2013, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $475,000, or 24.0%, during the six months ended June 30, 2013 to $2.5 million, as compared to the $2.0 million reported for the same period in 2012. The increase was due primarily to a decrease in losses on real estate held for sale, with $202,000 in losses for the six-month period ended June 30, 2013 compared to $394,000 for the same period in 2012. Service fees and charges increased to $1.3 million for the six-month period ended June 30, 2013 from $998,000 for the comparable period in 2012, an increase of $269,000. The increase in service fees and charges from period to period was primarily due to increased income from insufficient fund service charges, merchant services, and ATM-related fees and reflects the impact of the added customer base from the Dupont State Bank acquisition. Income from the sale of loans into the secondary market was constant, period to period. Gains on sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the six months ending June 30, 2013 totaled $553,000, an increase of $44,000 over the $509,000 recorded for the same period ended June 30, 2012. Gains on the sale of available-for-sale investments decreased from $331,000 for the six-month period ended June 30, 2012 to $193,000 for the same period in 2013. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $726,000, or 12.8%, from June 30, 2012 to June 30, 2013. The most significant financial statement changes were:

•
Salaries and employee benefits, a 15.7% increase period to period, reflective of increased salary costs directly related to the acquisition of Dupont State Bank in the fourth quarter of 2012, and increases in group insurance and retirement plan costs.

•
Increased occupancy and equipment expense of $241,000, from $710,000 for the period ended June 30, 2012 as compared to $951,000 for the same period in 2013, primarily due to the additional branches obtained in the acquisition of Dupont State Bank. These expenses include depreciation, property taxes, utilities, custodial services, repair and maintenance, and grounds care.

•	Increases in business services, increased amortization on core deposit intangibles, and insurance, most of which relate to the acquisition of Dupont State Bank in the fourth quarter of 2012.

Notable decreases in other expenses for the period included a decrease in loan-related expenses relative to the improved delinquency and foreclosure trends, 2013 over 2012. During 2012, there were large payments made for property taxes and forced placed insurance on behalf of delinquent borrowers. These borrowers, and the associated debts, have since resulted in foreclosure and the properties have been moved into other real estate owned or sold. These expenses decreased $69,000 from $322,000 for the six-month period ended June 30, 2012 to $253,000 for the same period in 2013. In addition, acquisition expenses decreased $106,000, directly relative to the 2012 activity surrounding the acquisition of Dupont State Bank.

Income Taxes

Tax expense of $808,000 was recorded for the six-month period ended June 30, 2013 as compared to $293,000 for the comparable period in 2012. For the 2013 period, the Corporation had pre-tax income of $3.0 million as compared to $1.6 million for the 2012 period. The effective tax rate was 26.9% for the six-month period ended June 30, 2013 as compared to 18.5% for the same period in 2012. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

General

The Corporation’s net income for the three months ended June 30, 2013 totaled $1,188,000, an increase of $496,000, or 71.7%, from the net income of $692,000 reported for the period ended June 30, 2012. The increase in net income for the 2013 period as compared to 2012 was attributable to a combination of factors. Net interest income increased $885,000, or 29.5%, from $3.0 million for the period ended June 30, 2012 to $3.9 million for the same period in 2013, a result of both changing interest rates and increased average balances. The increase in average balances year to year was primarily due to the acquisition of Dupont State Bank in November of 2012. Provision expense decreased $4,000 period to period, or 1.2%, from $322,000 for the three months ended June 30, 2012 to $318,000 for the three months ended June 30, 2013, as delinquency percentages and charge off activity decreased. Other income increased $186,000, primarily the result of an increase in service fee income and a decline in losses on disposal of foreclosed real estate. These increases were partially offset with an increase in other expenses of $309,000, from $2.9 million for the period ended June 30, 2012 to $3.2 million as of June 30, 2013, primarily due to costs associated with the addition of the acquired branches and personnel.

Net Interest Income

Total interest income for the three months ended June 30, 2013 increased $683,000, or 16.2%, from $4.2 million at June 30, 2012 to $4.9 million at June 30, 2013. The increase was due primarily to a combination of increased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $202,000, or 15.5%, from the $1.3 million reported for the three months ended June 30, 2012 to $1.1 million for the three months ended June 30, 2013. For the three months ended June 30, 2013, interest expense from deposits totaled $591,000, as compared to $679,000 for the same period in 2012. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased $114,000, period to period, as the result of the decrease in the average balance of borrowings, $65.2 million for the three-month period ending June 30, 2012 as compared to $49.7 million for the same period in 2013. The average rate paid for borrowing from the Federal Home Loan Bank (FHLB) was 3.55% for the 2012 period as compared to 3.83% in 2013.

Net interest income was $3.9 million for the three-month period ended June 30, 2013 compared to $3.0 million for the same period in 2012, an increase of $885,000, or 29.5%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $318,000 provision for losses on loans for the three months ended June 30, 2013, $4,000 lower than the amount expensed for the same period in 2012. The level of the provision expense period to period was reflective of  slight improvement in delinquency trends, with delinquency 30 days or more past due, as a percentage of gross loans, for the comparative periods at 2.10% as of June 30, 2013 versus 2.42% at the same point in 2012.

While management believes that the allowance for losses on loans is adequate at June 30, 2013, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $186,000, or 16.9%, during the three months ended June 30, 2013 to $1.3 million, as compared to the $1.1 million reported for the same period in 2012. The increase was due primarily to a decrease in losses on real estate held for sale, with $59,000 in losses for the three-month period ended June 30, 2013 compared to $102,000 for the same period in 2012. Service fees and charges increased to $673,000 for the three-month period ended June 30, 2013 from $501,000 for the comparable period in 2012, an increase of $172,000. The increase in service fees and charges from period to period was primarily due to increased income from insufficient fund service charges. The increase is primarily a result of the added customer base from the Dupont State Bank acquisition. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $309,000, or 10.7%, from June 30, 2012 to June 30, 2013. The most significant financial statement changes were:

•
Salaries and employee benefits, a 17.2% increase period to period, reflective of increased salary costs directly related to the acquisition of Dupont State Bank in the fourth quarter of 2012, and increases in group insurance and retirement plan costs.

•
Increased occupancy and equipment expense of $124,000, from $351,000 for the period ended June 30, 2012 as compared to $475,000 for the same period in 2013, primarily due to the additional branches obtained in the acquisition of Dupont State Bank. These expenses include depreciation, property taxes, utilities, custodial services, repair and maintenance, and grounds care.

Notable decreases in other expenses for the period included a decrease in acquisition-related expense, $72,000 period to period. Other expenses decreased $101,000 period to period, primarily a result of decreased regulatory fees from the Bank’s conversion to a state-chartered commercial bank.

Income Taxes

Tax expense of $441,000 was recorded for the three-month period ended June 30, 2013 as compared to $171,000 for the comparable period in 2012. For the 2013 period, the Corporation had pre-tax income of $1.6 million as compared to $863,000 for the 2012 period. The effective tax rate was 27.1% for the three-month period ended June 30, 2013 as compared to 19.8% for the same period in 2012. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 2013, the Bank had $42.5 million in such borrowings, with a $10.0 million overdraft line of credit immediately available. An additional $49.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $59.9 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At June 30, 2013, the Bank had commitments to fund loan originations of $20.1 million, unused home equity lines of credit of $23.7 million and unused commercial lines of credit of $21.5 million. Commitments to sell loans as of that date were $2.6 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2013: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*

* Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 14, 2013	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2013: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.*
Attached

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