Form 10-Q
period 2013-09-30
RIVER VALLEY BANCORP
filed 2013-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐          No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of November 12, 2013, was 1,529,106.

RIVER VALLEY BANCORP

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,947	$3,675
Interest-bearing demand deposits	10,690	8,732
Federal funds sold	525	6,745
Cash and cash equivalents	14,162	19,152
Investment securities available for sale	121,572	113,770
Loans held for sale	563	394
Loans	320,900	309,082
Allowance for loan losses	4,340	3,564
Net loans	316,560	305,518
Premises and equipment, net	10,560	10,905
Real estate, held for sale	498	1,610
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	2,324	2,292
Cash value of life insurance	10,368	10,161
Goodwill	79	79
Core deposit intangibles	439	518
Other assets	4,839	3,861
Total assets	$486,559	$472,855

Liabilities
Deposits
Noninterest-bearing	$46,011	$40,516
Interest-bearing	342,693	343,739
Total deposits	388,704	384,255
Borrowings	59,717	49,717
Interest payable	288	362
Other liabilities	3,555	2,934
Total liabilities	452,264	437,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares	5,000	5,000
Issued and outstanding – 5,000 shares
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,529,106 and 1,524,872 shares	7,778	7,700
Retained earnings	23,086	20,990
Accumulated other comprehensive income (loss)	(1,569)	1,897
Total stockholders’ equity	34,295	35,587
Total liabilities and stockholders’ equity	$486,559	$472,855

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,310	$3,596	$12,505	$10,714
Investment securities	747	687	2,162	2,105
Interest-earning deposits and other	47	40	148	120
Total interest income	5,104	4,323	14,815	12,939

Interest Expense
Deposits	542	638	1,750	2,039
Borrowings	473	592	1,420	1,766
Total interest expense	1,015	1,230	3,170	3,805

Net Interest Income	4,089	3,093	11,645	9,134
Provision for loan losses	20	268	656	1,064
Net Interest Income After Provision for Loan Losses	4,069	2,825	10,989	8,070

Other Income
Service fees and charges	661	557	1,928	1,554
Net realized gains on sale of available-for-sale securities (includes $1, $119, $195 and $450, respectively, related to accumulated other comprehensive earnings reclassifications)	1	119	195	450
Net gains on loan sales	111	335	664	844
Interchange fee income	150	107	436	327
Increase in cash value of life insurance	70	77	207	231
Loss on real estate held for sale	(353)	(172)	(543)	(566)
Other income	98	81	307	245
Total other income	738	1,104	3,194	3,085

Other Expenses
Salaries and employee benefits	1,749	1,395	5,107	4,295
Net occupancy and equipment expenses	457	359	1,408	1,069
Data processing fees	129	118	384	333
Advertising	132	93	360	294
Mortgage servicing rights	46	82	169	199
Office supplies	45	31	134	98
Professional fees	80	97	302	289
Federal Deposit Insurance Corporation assessment	99	90	292	257
Loan-related expenses	142	118	395	441
Acquisition expense	28	111	46	235
Other expenses	366	311	1,050	944
Total other expenses	3,273	2,805	9,647	8,454

Income Before Income Tax	1,534	1,124	4,536	2,701
Income tax expense (includes $1, $45, $67 and $162, respectively, related to income tax expense from reclassification items)	398	278	1,206	572

Net Income	1,136	846	3,330	2,129
Preferred stock dividends	(91)	(91)	(272)	(272)
Net Income Available to Common Stockholders	$1,045	$755	$3,058	$1,857

Basic earnings per common share	$.68	$.50	$2.00	$1.23
Diluted earnings per common share	.68	.50	2.00	1.22
Dividends per share	.21	.21	.63	.63

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)

Net income	$1,136	$846	$3,330	$2,129
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax benefit (expense) of $132, $(275), $1,873 and $(503)	(202)	511	(3,338)	933
Less: Reclassification adjustment for gains included in net income, net of tax expense of $1, $45, $67 and $162	1	74	128	288
	(203)	437	(3,466)	645
Comprehensive income (loss)	$933	$1,283	$(136)	$2,774

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Operating Activities
Net income	$3,330	$2,129
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	656	1,064
Depreciation and amortization	585	504
Investment securities gains	(195)	(450)
Loans originated for sale in the secondary market	(19,986)	(25,685)
Proceeds from sale of loans in the secondary market	20,316	25,017
Gain on sale of loans	(664)	(844)
Amortization of net loan origination cost	117	107
Amortization of expense related to stock benefit plans RRP	11	23
Loss on real estate held for sale	543	566
Net change in
Interest receivable	(32)	(164)
Interest payable	(74)	(80)
Prepaid Federal Deposit Insurance Corporation assessment	703	242
Other adjustments	135	1,036
Net cash provided by operating activities	5,445	3,465

Investing Activities
Purchases of securities available for sale	(41,513)	(31,071)
Proceeds from maturities and paydowns of securities available for sale	15,500	18,270
Proceeds from sales of securities available for sale	12,826	6,561
Net change in loans	(12,293)	(3,699)
Purchases of premises and equipment	(240)	(172)
Proceeds from sale of real estate acquired through foreclosure	1,481	2,373
Other investing activity	(2)	(62)
Net cash used in investing activities	(24,241)	(7,800)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	14,720	2,134
Certificates of deposit	(10,271)	(4,200)
Proceeds from borrowings	12,000	-
Repayment of borrowings	(2,000)	(3,000)
Cash dividends	(912)	(1,226)
Proceeds from exercise of stock options	61	140
Advances by borrowers for taxes and insurance	208	165
Net cash provided by (used in) financing activities	13,806	(5,987)

Net Change in Cash and Cash Equivalents	(4,990)	(10,322)
Cash and Cash Equivalents, Beginning of Period	19,152	18,714
Cash and Cash Equivalents, End of Period	$14,162	$8,392

Additional Cash Flows and Supplementary Information
Interest paid	$3,244	$3,885
Income tax paid, net of refunds	1,110	309
Transfers to real estate held for sale	912	1,643
Dividends declared not paid	321	320

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

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2012. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: ACQUISITIONS

On September 4, 2013, River Valley Financial Bank entered into a Branch Purchase and Assumption Agreement (the “Purchase Agreement”) with Old National Bank (“ONB”). ONB is a national banking association that has its home office in Evansville, Indiana, and operates a branch banking office in Osgood, Indiana (the “Branch Office”). Pursuant to the Purchase Agreement, the Bank will acquire certain assets of the Branch Office, including real estate, buildings, fixtures, and cash on hand, and will assume substantially all deposits associated with the Branch Office. The Bank will pay ONB the net book value of the real and personal property acquired and a 2% premium on deposits, as reduced by the deposits assumed at closing. As of September 30, 2013, those deposits totaled approximately $7.2 million.

The closing of the purchase of the Branch Office is subject to customary representations, warranties and closing conditions, including approval by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions. The Corporation anticipates that closing will occur in the fourth quarter of 2013.

On November 9, 2012, the Corporation completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc. In conjunction with the acquisition, River Valley Financial Bank (Bank) merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. Under the terms of the acquisition, the Bank paid $5,700,000 for the stock of Dupont State Bank with a resulting bargain purchase gain, after application of purchase accounting adjustments, of $988,000. The bargain gain was recorded as other income in the three-month period ended December 31, 2012. For the twelve-month period ended December 31, 2012, the Corporation had approximately $382,000 in costs relative to the acquisition. Acquisition expense for the same period ended December 31, 2011 was approximately $212,000. Acquisition expense for the three- and nine-month periods ended September 30, 2013 was $28,000 and $46,000 as compared to $111,000 and $235,000 for the three and nine months ended September 30, 2012. As a result of the acquisition, and the addition of two market areas, the Corporation has expanded both lending and deposit services. Cost savings are expected through economies of scale and consolidation of operating centers.

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

NOTE 4: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$3,058	1,526,616	$2.00	$1,857	1,515,587	$1.23

Effect of dilutive stock options		4,791			2,021
Diluted earnings per share Income available to common stockholders and assumed conversions	$3,058	1,531,407	$2.00	$1,857	1,517,608	$1.22

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$1,045	1,528,889	$.68	$755	1,517,793	$.50

Effect of dilutive stock options		5,028			2,378
Diluted earnings per share Income available to common stockholders and assumed conversions	$1,045	1,533,917	$.68	$755	1,520,171	$.50

Net income for the nine-month period ending September 30, 2013, of $3,330,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $3,058,000. For the nine-month period ending September 30, 2012, net income of $2,129,000 was reduced by $272,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,857,000.

Net income for the three-month period ending September 30, 2013, of $1,136,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,045,000. For the three-month period ending September 30, 2012, net income of $846,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $755,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month and nine-month periods ended September 30, 2012, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.  For the same periods ending September 30, 2013, there were no options excluded.

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

The following tables present the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012, respectively.

		September 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$38,644	$-	$38,644	$-
State and municipal	35,115	-	35,115	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	45,047	-	45,047	-
Corporate	2,766	-	1,498	1,268
Total	$121,572	$-	$120,304	$1,268

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$43,409	$-	$43,409	$-
State and municipal	31,162	-	31,162	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,022	-	36,022	-
Corporate	3,177	-	1,980	1,197
Total	$113,770	$-	$112,573	$1,197

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012:

	Available-for-Sale Securities
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited; In Thousands)

Beginning balance	$1,197	$1,090
Accretion	10	6
Total realized and unrealized gains and losses
Included in net income	-	-
Unrealized gains included in other comprehensive income	123	105
Purchases	-	-
Settlements, including pay downs	(62)	(19)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,268	$1,182
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-for-Sale Securities
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	(Unaudited; In Thousands)

Beginning balance	$1,221	$1,146
Accretion	2	2
Total realized and unrealized gains and losses
Included in net income	-	-
Unrealized gains included in other comprehensive income	45	46
Purchases	-	-
Settlements, including pay downs	-	(12)
Transfers in and/or out of Level 3	-	-

Ending balance	$1,268	$1,182
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012.

At September 30, 2013, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. For the past four fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred in recent months for instruments similar to the instruments held by the Corporation. As a result, the

Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

		September 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Impaired loans	$2,346	$-	$-	$2,346
Real estate held for sale	208	-	-	208

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$4,363	$-	$-	$4,363
Real estate held for sale	700	-	-	700

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

Unobservable (Level 3) Inputs

The following table represents quantitative information about Level 3 fair value measurements:

	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Input	Range
	(Unaudited; In Thousands)

Impaired loans	$2,346	Comparative sales based on independent appraisal	Marketability Discount	2.02%-100%

Real estate held for sale	$208	Comparative sales based on independent appraisal	Marketability Discount	59.8%

Securities available for sale

Corporate	$1,268	Discounted cash flows	*Default probability	.21%-1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	0%-40%

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$4,363	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$700	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Corporate	$1,197	Discounted cash flows	*Default probability	.21%-1.73%
			*Loss, given default	100%
			*Discount rate	3.32%-9.0%
			*Recovery rate	0%-15%
			*Prepayment rate	0%-40%

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

Securities Available for Sale - Pooled Trust Preferred Securities

Pooled trust preferred securities are collateralized debt obligations (CDOs) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value. The cumulative probability of default ranges from a low of .21% to 1.73%, and the estimates used for loss given default are 100% for the periods ended December 31, 2012 and September 30, 2013.

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
September 30, 2013:
Assets
Cash and cash equivalents	$14,162	$14,162	$-	$-
Investment securities available for sale	121,572	-	120,304	1,268
Loans, held for sale	563	-	563	-
Loans, net of allowance for losses	316,560	-	335,763	-
Federal Home Loan Bank stock	4,595	-	4,595	-
Interest receivable	2,324	-	2,324	-
Liabilities
Deposits	388,704	-	389,830	-
Borrowings	59,717	-	54,836	7,000
Interest payable	288	-	288	-

December 31, 2012:
Assets
Cash and cash equivalents	$19,152	$19,152	$-	$-
Investment securities available for sale	113,770	-	112,573	1,197
Loans, held for sale	394	-	394	-
Loans, net of allowance for losses	305,518	-	331,543	-
Federal Home Loan Bank stock	4,595	-	4,595	-
Interest receivable	2,292	-	2,292	-
Liabilities
Deposits	384,255	-	386,068	-
Borrowings	49,717	-	45,849	6,898
Interest payable	362	-	362	-

NOTE 6: INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale Securities
Federal agencies	$39,519	$271	$(1,146)	$38,644
State and municipal	35,594	830	(1,309)	35,115
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	45,750	426	(1,129)	45,047
Corporate	3,165	1	(400)	2,766
Total investment securities	$124,028	$1,528	$(3,984)	$121,572

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale Securities
Federal agencies	$42,581	$849	$(21)	$43,409
State and municipal	29,331	1,865	(34)	31,162
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	35,258	774	(10)	36,022
Corporate	3,652	47	(522)	3,177
Total investment securities	$110,822	$3,535	$(587)	$113,770

The amortized cost and fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)
Within one year	$6,722	$6,789
One to five years	17,375	17,479
Five to ten years	32,832	32,064
After ten years	21,349	20,193
	78,278	76,525
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	45,750	45,047
Totals	$124,028	$121,572

No securities were pledged at September 30, 2013 or at December 31, 2012 to secure FHLB advances. Securities with a carrying value of $12,464,000 and $18,826,000 were pledged at September 30, 2013 and December 31, 2012 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the nine-month periods ended September 30, 2013 and September 30, 2012 were $12,826,000 and $6,561,000. Gross gains of $300,000 and $450,000 resulting from sales and calls of available-for-sale securities were realized for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively. Gross losses of $105,000 were realized for the nine-month period ended September 30, 2013, and there were no losses for the period ended September 30, 2012.

Proceeds from sales of securities available for sale during the three-month periods ended September 30, 2013 and September 30, 2012 were $5,009,000 and $1,740,000. Gross gains of $106,000 and $119,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended September 30, 2013 and September 30, 2012, respectively. Gross losses of $105,000 were realized for the three-month period ended September 30, 2013, and there were no losses for the period ended September 30, 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2013 was $73,192,000 which is approximately 60.2% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2012 was $11,879,000, which represented approximately 10.4% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$24,328	$(1,146)	$-	$-	$24,328	$(1,146)
State and municipal	16,534	(1,309)	-	-	16,534	(1,309)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,065	(1,129)	-	-	30,065	(1,129)
Corporate	997	(2)	1,268	(398)	2,265	(400)

Total temporarily impaired securities	$71,924	$(3,586)	$1,268	$(398)	$73,192	$(3,984)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$3,979	$(21)	$-	$-	$3,979	$(21)
State and municipal	3,856	(34)	-	-	3,856	(34)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	2,847	(10)	-	-	2,847	(10)
Corporate	-	-	1,197	(522)	1,197	(522)

Total temporarily impaired securities	$10,682	$(65)	$1,197	$(522)	$11,879	$(587)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at September 30, 2013 of $388,000 and $10,000 respectively. At December 31, 2012, the unrealized losses on these two investments were $465,000 and $56,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Ba2 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.34% of the book value of the Corporation’s investment portfolio and approximately 1.04% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at September 30, 2013.

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

The carrying amount of those loans included in the balance sheet as loans receivable at September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)

Construction / Land	$744	$750
One-to-four family residential	1,834	2,149
Multi-family residential	685	685
Nonresidential and agricultural land	1,141	1,523
Commercial	27	64
Consumer	41	51
Outstanding balance of acquired credit-impaired loans	4,472	5,222

Fair value adjustment for credit-impaired loans	(1,523)	(2,119)
Carrying balance of acquired credit-impaired loans	$2,949	$3,103

Accretable yield, or income expected to be collected is as follows:

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013
	(Unaudited; In Thousands)	(Unaudited; In Thousands)

Balance at the beginning of the period	$673	$575
Additions	-	-
Accretion	(422)	(127)
Reclassification from non-accretable difference	197	-
Disposals	-	-
Balance at September 30, 2013	$448	$448

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

During the three months and nine months ended September 30, 2013, the Corporation increased the allowance for loan losses by a charge to the income statement in the amount of $208,000 for loans acquired with deteriorated credit quality. No allowances for loan losses were reversed in 2013.

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

The following table presents the breakdown of loans as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)
Construction / Land	$23,828	$26,506
One-to-four family residential	138,319	137,402
Multi-family residential	17,695	19,988
Nonresidential and agricultural land	124,083	106,433
Commercial	24,299	19,549
Consumer	4,672	4,906
	332,896	314,784
Unamortized deferred loan costs	480	484
Undisbursed loans in process	(12,476)	(6,186)
Allowance for loan losses	(4,340)	(3,564)
Total loans	$316,560	$305,518

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

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio segment and impairment method, as of September 30, 2013 and December 31, 2012.

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended September 30, 2013
Balances at beginning of period:	$673	$1,821	$297	$1,102	$141	$2	$4,036
Provision for losses	(350)	421	28	(447)	191	177	20
Loans charged off	(38)	(83)	-	-	(2)	(62)	(185)
Recoveries on loans	-	3	-	438	8	20	469
Balances at end of period	$285	$2,162	$325	$1,093	$338	$137	$4,340

Nine Months Ended September 30, 2013
Balances at beginning of period	$649	$1,423	$281	$1,077	$132	$2	$3,564
Provision for losses	(283)	904	44	(562)	337	216	656
Loans charged off	(99)	(170)	-	(175)	(139)	(136)	(719)
Recoveries on loans	18	5	-	753	8	55	839
Balances at end of period	$285	$2,162	$325	$1,093	$338	$137	$4,340

As of September 30, 2013
Allowance for losses:
Individually evaluated for impairment:	$196	$466	$195	$97	$74	$-	$1,028
Collectively evaluated for impairment:	89	1,524	112	983	262	134	3,104
Loans acquired with a deteriorated credit quality:	-	172	18	13	2	3	208
Balances at end of period	$285	$2,162	$325	$1,093	$338	$137	$4,340

Loans:
Individually evaluated for impairment:	$4,524	$5,449	$1,081	$4,127	$402	$11	$15,594
Collectively evaluated for impairment:	18,938	131,548	16,129	119,222	23,878	4,638	314,353
Loans acquired with a deteriorated credit quality:	366	1,322	485	734	19	23	2,949
Balances at end of period	$23,828	$138,319	$17,695	$124,083	$24,299	$4,672	$332,896

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(In Thousands)
Three Months Ended September 30, 2012
Balances at beginning of period:	$734	$1,390	$283	$1,091	$8	$15	$3,521
Provision for losses	(123)	(13)	5	301	82	16	268
Loans charged off	-	(32)	-	(102)	-	(20)	(154)
Recoveries on loans	-	-	-	3	-	4	7
Balances at end of period	$611	$1,345	$288	$1,293	$90	$15	$3,642

Nine Months Ended September 30, 2012
Balances at beginning of period:	$1,016	$1,986	$65	$822	$70	$44	$4,003
Provision for losses	(69)	273	223	599	20	18	1,064
Loans charged off	(340)	(994)	-	(131)	-	(65)	(1,530)
Recoveries on loans	4	80	-	3	-	18	105
Balances at end of period	$611	$1,345	$288	$1,293	$90	$15	$3,642

	Construction / Land	1-4 Family	Multi-Family	Nonresidential and Agricultural Land	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2012
Allowance for losses:
Individually evaluated for impairment:	$195	$310	$196	$-	$93	$-	$794
Collectively evaluated for impairment:	453	1,113	85	1,078	40	1	2,770
Loans acquired with a deteriorated credit quality:	-	-	-	-	-	-	-
Balances at end of period	$648	$1,423	$281	$1,078	$133	$1	$3,564

Loans:
Individually evaluated for impairment:	$4,752	$4,517	$1,104	$3,278	$565	$12	$14,228
Collectively evaluated for impairment:	21,453	131,465	18,433	102,292	18,946	4,864	297,453
Loans acquired with a deteriorated credit quality:	301	1,420	451	863	38	30	3,103
Balances at end of period	$26,506	$137,402	$19,988	$106,433	$19,549	$4,906	$314,784

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of September 30, 2013 and December 31, 2012. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for the periods ended December 31, 2012 and September 30, 2013.

September 30, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)

Construction / Land	$23,828	$19,034	$118	$4,676	$-
1-4 family residential	138,319	126,031	4,442	7,144	702
Multi-family residential	17,695	16,087	44	1,564	-
Nonresidential and agricultural land	124,083	115,701	2,703	5,055	624
Commercial	24,299	23,329	24	870	76
Consumer	4,672	4,630	1	41	-
Total Loans	$332,896	$304,812	$7,332	$19,350	$1,402

December 31, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction / Land	$26,506	$20,952	$314	$4,909	$331
1-4 family residential	137,402	123,705	6,597	5,885	1,215
Multi-family residential	19,988	17,546	186	2,256	-
Nonresidential and agricultural land	106,433	97,307	4,931	2,793	1,402
Commercial	19,549	18,869	15	414	251
Consumer	4,906	4,863	14	29	-
Total Loans	$314,784	$283,242	$12,057	$16,286	$3,199

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

The following tables present the Corporation’s loan portfolio aging analysis as of September 30, 2013 and December 31, 2012:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivable
	(Unaudited; In Thousands)

Construction / Land	$38	$304	$71	$413	$23,049	$366	$23,828
1-4 family residential	857	949	1,902	3,708	133,289	1,322	138,319
Multi-family residential	44	-	-	44	17,166	485	17,695
Nonresidential and agricultural land	525	199	947	1,671	121,678	734	124,083
Commercial	42	-	632	674	23,606	19	24,299
Consumer	43	14	19	76	4,573	23	4,672
	$1,549	$1,466	$3,571	$6,586	$323,361	$2,949	$332,896

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivable
	(In Thousands)

Construction / Land	$63	$-	$556	$619	$25,586	$301	$26,506
1-4 family residential	1,347	768	1,408	3,523	132,459	1,420	137,402
Multi-family residential	-	-	-	-	19,537	451	19,988
Nonresidential and agricultural land	276	-	753	1,029	104,541	863	106,433
Commercial	100	-	251	351	19,160	38	19,549
Consumer	36	-	2	38	4,838	30	4,906
	$1,822	$768	$2,970	$5,560	$306,121	$3,103	$314,784

At September 30, 2013, there were $70,000 of one-to-four family residential loans and $392,000 of commercial loans that were past due 90 days or more and accruing. At December 31, 2012, there were no loans past due 90 days or more and accruing.

The following table presents the Corporation’s nonaccrual loans as of September 30, 2013 and December 31, 2012, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more.

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In Thousands)

Construction / Land	$5,206	$4,798
One-to-four family residential	3,118	2,687
Multi-family residential	1,081	1,104
Nonresidential and agricultural land	1,769	1,678
Commercial	521	567
Consumer	19	16
Total nonaccrual loans	$11,714	$10,850

Nonaccrual loans as a percent of total loans receivable	3.52%	3.45%

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of September 30, 2013 (unaudited; in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$2,646	$2,875	$-
1-4 family residential	3,824	3,893	-
Multi-family residential	52	53	-
Nonresidential and agricultural land	3,222	3,699	-
Commercial	242	406	-
Consumer	11	11	-
	$9,997	$10,937	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$1,878	$1,891	$196
1-4 family residential	1,625	1,645	466
Multi-family residential	1,029	1,046	195
Nonresidential and agricultural land	905	905	97
Commercial	160	168	74
Consumer	-	-	-
	$5,597	$5,655	$1,028

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction / Land	$4,524	$4,766	$196
1-4 family residential	5,449	5,538	466
Multi-family residential	1,081	1,099	195
Nonresidential and agricultural land	4,127	4,604	97
Commercial	402	574	74
Consumer	11	11	-
	$15,594	$16,592	$1,028

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction / Land	$4,563	$110	$4,616	$1
1-4 family residential	4,993	150	6,231	134
Multi-family residential	1,087	19	759	6
Nonresidential and agricultural land	3,855	172	3,831	55
Commercial	465	25	476	16
Consumer	11	1	15	1
	$14,974	$477	$15,928	$213

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction / Land	$4,886	$38	$4,641	$1
1-4 family residential	5,806	60	5,142	37
Multi-family residential	1,081	6	1,117	1
Nonresidential and agricultural land	5,035	36	4,083	21
Commercial	445	5	517	1
Consumer	11	-	14	1
	$17,264	$145	$15,514	$62

For the three and nine months ended September 30, 2013, interest income recognized on a cash basis included above was $87,000 and $303,000, respectively. For the three and nine months ended September 30, 2012, interest income recognized on a cash basis included above was immaterial.

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

The balance of nonaccrual restructured loans, which is included in total nonaccrual loans, was $8.1 million at September 30, 2013. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $3.8 million at September 30, 2013. Loans that are considered TDR are classified as performing, unless they are on nonaccrual status or greater than 90 days past due, as of the end of the most recent quarter. All TDRs are considered impaired by the Corporation, unless it is determined that the borrower has met the six month satisfactory performance period under the modified terms. On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

At September 30, 2013, the Corporation had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012:

	For the Nine-Month Period Ended September 30, 2013			For the Nine-Month Period Ended September 30, 2012
	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)

Construction / Land	4	$140	$309	1	$76	$100
One-to-four family residential	8	342	357	5	1,204	1,249
Multi-family residential	-	-	-	1	1,068	1,082
Nonresidential and agricultural land	2	935	935	-	-	-
Commercial	5	54	113	5	202	211
Consumer	-	-	-	-	-	-
	19	$1,471	$1,714	12	$2,550	$2,642

	For the Three-Month Period Ended September 30, 2013			For the Three-Month Period Ended September 30, 2012
	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; Dollars In Thousands)

Construction / Land	1	$37	$37	1	$76	$100
One-to-four family residential	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-
Nonresidential and agricultural land	-	-	-	-	-	-
Commercial	1	17	15	3	33	41
Consumer	-	-	-	-	-	-
	2	$54	$52	4	$109	$141

The following tables present information regarding newly restructured troubled debt by type of modification as of September 30, 2013 and 2012.

September 30, 2013	Interest Only	Term	Combination	Total Modifications
Construction / Land	$-	$138	$171	$309
1-4 family residential	-	204	153	357
Multi-family residential	-	-	-	-
Nonresidential and agricultural land	-	-	935	935
Commercial	-	-	113	113
Consumer	-	-	-	-
	$-	$342	$1,372	$1,714

September 30, 2012	Interest Only	Term	Combination	Total Modifications
Construction / Land	$-	$-	$100	$100
1-4 family residential	-	531	718	1,249
Multi-family residential	-	1,082	-	1,082
Nonresidential and agricultural land	-	-	-	-
Commercial	-	-	211	211
Consumer	-	-	-	-
	$-	$1,613	$1,029	$2,642

One loan totaling $79,000, classified and reported as a troubled debt restructuring within the twelve months prior to September 30, 2013, defaulted during the nine-month period ended September 30, 2013. The loan was reported as one-to-four family residential real estate. No loans classified as troubled debt restructuring during the twelve-month period prior to September 30, 2012 defaulted during the nine months ended September 30, 2012. The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

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

NOTE 10:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2012 consolidated condensed financial statements to conform to the September 30, 2013 presentation.

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

The Corporation’s primary market area for lending has been comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. With the 2012 acquisition, the Corporation’s market area now includes Jackson and Jennings Counties in Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month or nine-month periods ended September 30, 2013.

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

Financial Condition

At September 30, 2013, the Corporation’s consolidated assets totaled $486.6 million, an increase of $13.7 million, or 2.9%, from the December 31, 2012 total. The change was the result of an $11.8 million increase in loans period to period, an overall increase of 3.8% from the $309.1 million at December 31, 2012 to $320.9 million as of September 30, 2013.

Net loans, including loans held for sale at September 30, 2013, increased $11.2 million, or 3.7%, from $305.9 million at December 31, 2012 to $317.1 million at September 30, 2013.  Strong loan demand resulted in originations for the period primarily in nonresidential (commercial) real estate, which increased $17.7 million over the nine-month period, and commercial/industrial loans, which increased $4.8 million. During the same period, $912,000 in non-performing loans moved from the portfolio into real estate held for sale. Sales of conventional mortgages into the secondary market declined slightly. Proceeds from sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the nine months ended September 30, 2013 were $20.0 million. These sales compare to $25.7 million in sales for the nine months ended September 30, 2012. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.

The Corporation’s consolidated allowance for loan losses totaled $4.3 million at September 30, 2013, an increase of 19.4% from the $3.6 million total at December 31, 2012. The increase was primarily due to the provision for loan losses. For the nine-month period ended September 30, 2013, $656,000 was expensed and placed in the reserve as compared to $1,064,000 for the same period in 2012. Charge offs for the nine-month period ended September 30, 2013 of $719,000 were more than offset by recoveries of $839,000. This compares to charge offs and recoveries for the nine-month period ended September 30, 2012 of $1.5 million and $105,000, respectively.

The total allowance represented 1.35% of total loans as of September 30, 2013, as compared to 1.15% as of December 31, 2012. Specific valuation allowances established for impaired loans totaled $1.0 million at September 30, 2013 as compared to $794,000 at December 31, 2012.

Loans past due 30 days or more as of September 30, 2013, excluding purchased credit-impaired loans, were $6.6 million, or 2.05% of total loans, as compared to $5.6 million, or 1.78%, at December 31, 2012. The increase was primarily due to a single relationship of approximately $954,000 which is impaired and has been individually evaluated. This group of loans is currently in the process of foreclosure.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of September 30, 2013 were $12.2 million, as compared to $10.9 million at December 31, 2012. Troubled debt restructured (TDR) loans that were less than 90 days past due included in total non-performing loans were $7.2 million as of September 30, 2013, as compared to $6.9 million as of December 31, 2012. Non-performing loans as a percent of gross loans were 3.66% and 3.45%, respectively, for those periods.

Although management believes that its allowance for loan losses at September 30, 2013 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Deposits totaled $388.7 million at September 30, 2013, an increase of $4.4 million, or 1.1%, from total deposits of $384.3 million at December 31, 2012. During the nine-month period, noninterest-bearing deposit accounts increased by 13.6%, or $5.5 million, while interest-bearing deposits decreased 0.3%, or $1.0 million. The fluctuations were distributed across all deposit types, with the greatest increases being the increases in noninterest checking accounts of $5.5 million, Vantage checking accounts of $5.1 million, and savings accounts of $5.4 million. The largest decrease, period to period, was in certificate of deposit accounts, which decreased $13.2 million. In the current rate environment, borrowers still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings by the Corporation increased period to period from $49.7 million as of December 31, 2012 compared to $59.7 million as of September 30, 2013 as the Corporation borrowed short term to meet loan demand.

Other liabilities totaled $3.6 million at September 30, 2013, an increase of $621,000 from the December 31, 2012 balance of $2.9 million, primarily due to changes in escrowed balances, accrued expenses, and increased tax liabilities.

Stockholders’ equity totaled $34.3 million at September 30, 2013, a decrease of $1.3 million, or 3.7%, from the $35.6 million at December 31, 2012. The decrease was primarily due to the fluctuation in unrealized gains on available-for-sale securities from an unrealized gain of $1.9 million at December 31, 2012 to an unrealized loss of $1.6 million at September 30, 2013. The fluctuation in unrealized gains/losses on available-for-sale securities was partially offset by net income of $3.3 million offset by dividends declared to common and preferred shareholders of $1.2 million. Dividends to common shareholders for the nine-month period were $.63 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2013, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General

The Corporation’s net income for the nine months ended September 30, 2013 totaled $3.3 million, an increase of $1.2 million, or 57.1%, from the net income of $2.1 million reported for the period ended September 30, 2012. The increase in net income for the 2013 period as compared to 2012 was attributable to a combination of factors. Net interest income increased $2.5 million, or 27.5%, from $9.1 million for the period ended September 30, 2012 to $11.6 million for the same period in 2013, a result of both changing interest rates and increased average balances. The increase in average balances year to year was primarily due to the acquisition of Dupont State Bank in November of 2012. Provision expense decreased $408,000 period to period, or 38.3%, from $1,064,000 for the nine months ended September 30, 2012 to $656,000 for the nine months ended September 30, 2013, as delinquency stabilized and charge off activity decreased. Other income increased $109,000, primarily the result of an increase in service fee income, offset in part by decreases in net realized gains on sales of securities and net gains on sales of loans. These increases were offset with an increase in other expenses of $1.2 million, from $8.4 million for the period ended September 30, 2012 to $9.6 million as of September 30, 2013, primarily due to costs associated with the addition of the acquired branches and personnel.

Net Interest Income

Total interest income for the nine months ended September 30, 2013 increased $1.9 million, or 14.5%, from $12.9 million at September 30, 2012 to $14.8 million at September 30, 2013. The increase was due primarily to a combination of increased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased significantly by $635,000, or 16.7%, from the $3.8 million reported for the nine months ended September 30, 2012 to $3.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, interest expense from deposits totaled $1.8 million, as compared to $2.0 million for the same period in 2012. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings, $1.4 million for the nine-month period ending September 30, 2013 as compared to $1.8 million for the same period in 2012, decreased $346,000, or 19.6%, period to period, as a result of the decrease in the average balance of borrowings, $65.1 million for the nine-month period ending September 30, 2012 as compared to $51.1 million for the same period in 2013.The average rate paid for borrowing from the Federal Home Loan Bank (FHLB) decreased period to period, 3.69% for the 2012 period as compared to 2.97% in 2013.

Net interest income was $11.6 million for the nine-month period ended September 30, 2013 compared to $9.1 million for the same period in 2012, an increase of $2.5 million, or 27.5%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $656,000 provision for losses on loans for the nine months ended September 30, 2013, $408,000 lower than the amount expensed for the same period in 2012. The decrease in the provision expense period to period was reflective of declining charge off trends and improvement in delinquency, with delinquency 30 days or more past due, as a percentage of gross loans, for the comparative periods at 2.05% as of September 30, 2013 versus 2.43% at the same point in 2012.

While management believes that the allowance for losses on loans is adequate at September 30, 2013, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income increased by $109,000, or 3.5%, during the nine months ended September 30, 2013 to $3.2 million, as compared to the $3.1 million reported for the same period in 2012. The increase was due primarily to an increase in service fees and charges to $1.9 million for the nine-month period ended September 30, 2013 from $1.5 million for the comparable period in 2012, an increase of $374,000. The increase in service fees and charges from period to period was primarily due to increased income from insufficient fund service charges, merchant services, and ATM-related fees and reflects the impact of the added customer base from the Dupont State Bank acquisition. Interchange fee income increased $109,000 from $327,000 to $436,000, period to period. Income from the sale of loans into the secondary market decreased period to period. Gains on sales to the Federal Home Loan Mortgage Corporation (Freddie Mac) for the nine months ending September 30, 2013 totaled $664,000, a decrease of $180,000 over the $844,000 recorded for the same period ended September 30, 2012 due to decreased sales. Gains on the sale of available-for-sale investments decreased from $450,000 for the nine-month period ended September 30, 2012 to $195,000 for the same period in 2013. Investment sales during 2012 were made in connection with acquisition expenses associated with the Dupont State Bank acquisition, and to take advantage of gain positions on some less desirable investments. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $1.2 million, or 14.1%, from September 30, 2012 to September 30, 2013. The most significant financial statement changes were:

•
Salaries and employee benefits, an 18.9% increase period to period, reflective of increased salary costs directly related to the acquisition of Dupont State Bank in the fourth quarter of 2012, and increases in group insurance and retirement plan costs.

•
Increased occupancy and equipment expense of $339,000, from $1.1 million for the period ended September 30, 2012 as compared to $1.4 million for the same period in 2013, primarily due to the additional branches obtained in the acquisition of Dupont State Bank. These expenses include depreciation, property taxes, utilities, custodial services, repair and maintenance, and grounds care.

•
Decreased acquisition expense of $189,000 period to period as the acquisition of Dupont State Bank was completed in November of 2012. Current year expenses relate to an acquisition of a branch in Osgood, Indiana, from Old National Bank scheduled to close in November 2013.

Notable decreases in other expenses for the period included a decrease in loan-related expenses, primarily those relating to the improved delinquency and foreclosure trends, 2013 over 2012. During 2012, there were large payments made for property taxes and forced placed insurance on behalf of delinquent borrowers. These borrowers, and the associated debts, have since resulted in foreclosure and the properties have been moved into other real estate owned or sold. Loan-related expenses in total decreased $46,000 from $441,000 for the nine-month period ended September 30, 2012 to $395,000 for the same period in 2013.

Income Taxes

Tax expense of $1.2 million was recorded for the nine-month period ended September 30, 2013 as compared to $572,000 for the comparable period in 2012. For the 2013 period, the Corporation had pre-tax income of $4.5 million as compared to $2.7 million for the 2012 period. The effective tax rate was 26.6% for the nine-month period ended September 30, 2013 as compared to 21.2% for the same period in 2012. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

General

The Corporation’s net income for the three months ended September 30, 2013 totaled $1.1 million, an increase of $290,000, or 34.3%, from the net income of $846,000 reported for the period ended September 30, 2012. The increase in net income for the 2013 period as compared to 2012 was attributable to a combination of factors. Net interest income increased $996,000, or 32.1%, from $3.1 million for the period ended September 30, 2012 to $4.1 million for the same period in 2013, a result of both changing interest rates and increased average balances. The increase in average balances year to year was primarily due to the acquisition of Dupont State Bank in November of 2012. Provision expense decreased $248,000 period to period, or 92.5%, from $268,000 for the three months ended September 30, 2012 to $20,000 for the three months ended September 30, 2013, as delinquency percentages and net charge off activity decreased. Other income decreased $366,000, primarily the result of an increase in losses on disposal of foreclosed real estate and decreased loan sales into the secondary market. Other expenses increased $468,000, from $2.8 million for the period ended September 30, 2012 to $3.3 million as of September 30, 2013, primarily due to costs associated with the addition of the acquired branches and personnel.

Net Interest Income

Total interest income for the three months ended September 30, 2013 increased $781,000, or 18.1%, from $4.3 million at September 30, 2012 to $5.1 million at September 30, 2013. The increase was due primarily to a combination of increased average balances in the loan portfolio, with similar yields period to period, and moderately higher average balances in the investment portfolio, at lower yields.

Total interest expense for the same period decreased by $215,000, or 17.5%, from the $1.2 million reported for the three months ended September 30, 2012 to $1.0 million for the three months ended September 30, 2013. For the three months ended September 30, 2013, interest expense from deposits totaled $542,000, as compared to $638,000 for the same period in 2012. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased $119,000, period to period, as the result of the decrease in the average balance of borrowings, $64.8 million for the three-month period ending September 30, 2012 as compared to $53.8 million for the same period in 2013. The average rate paid for borrowing from the Federal Home Loan Bank (FHLB) was 3.69% for the 2012 period as compared to 2.97% in 2013.

Net interest income was $4.1 million for the three-month period ended September 30, 2013 compared to $3.1 million for the same period in 2012, an increase of $996,000, or 32.2%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $20,000 provision for losses on loans for the three months ended September 30, 2013, $248,000 lower than the amount expensed for the same period in 2012. The level of the provision expense period to period was reflective of slight improvement in delinquency trends, with delinquency 30 days or more past due, as a percentage of gross loans, for the comparative periods at 2.05% as of September 30, 2013 versus 2.43% at the same point in 2012.

While management believes that the allowance for losses on loans is adequate at September 30, 2013, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $366,000, or 33.2%, during the three months ended September 30, 2013 to $738,000, as compared to the $1.1 million reported for the same period in 2012. The decrease was due primarily to a decrease in gains on the sale of loans into the secondary market, with $111,000 in gains for the three-month period ended September 30, 2013 compared to $335,000 for the same period in 2012, and a write down of $309,000 on a development property included in other real estate owned. Service fees and charges increased to $661,000 for the three-month period ended September 30, 2013 from $557,000 for the comparable period in 2012, an increase of $104,000. The increase in service fees and charges from period to period was primarily due to increased income from insufficient fund service charges and merchant services activity as well as the result of the added customer base from the Dupont State Bank acquisition. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $468,000, or 16.7%, from September 30, 2012 to September 30, 2013. The most significant financial statement changes were:

•
Salaries and employee benefits, a 25.4% increase period to period, reflective of increased salary costs directly related to the acquisition of Dupont State Bank in the fourth quarter of 2012, and increases in group insurance and retirement plan costs.

•
Increased occupancy and equipment expense of $98,000, from $359,000 for the period ended September 30, 2012 as compared to $457,000 for the same period in 2013, primarily due to the additional branches obtained in the acquisition of Dupont State Bank. These expenses include depreciation, property taxes, utilities, custodial services, repair and maintenance, and grounds care.

Notable decreases in other expenses for the period included a decrease in acquisition-related expense, $83,000 period to period.

Income Taxes

Tax expense of $398,000 was recorded for the three-month period ended September 30, 2013 as compared to $278,000 for the comparable period in 2012. For the 2013 period, the Corporation had pre-tax income of $1.5 million as compared to $1.1 million for the 2012 period. The effective tax rate was 25.9% for the three-month period ended September 30, 2013 as compared to 24.7% for the same period in 2012. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (FHLB) system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2013, the Bank had $52.5 million in such borrowings, with a $10.0 million overdraft line of credit immediately available. An additional $39.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $56.1 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (CDARS) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At September 30, 2013, the Bank had commitments to fund loan originations of $12.5 million, unused home equity lines of credit of $23.7 million and unused commercial lines of credit of $22.5 million. Commitments to sell loans as of that date were $545,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10	Branch Purchase and Assumption Agreement by and between River Valley Financial Bank and Old National Bank, dated September 4, 2013
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2013: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income (Loss); (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: November 14, 2013	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
10	Branch Purchase and Assumption Agreement by and between River Valley Financial Bank and Old National Bank, dated September 4, 2013	**
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2013: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income (Loss); (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.
Attached

** Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2013.