Form 10-K
period 2013-12-31
RIVER VALLEY BANCORP
filed 2014-03-18
CIK 1015593

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2013
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

As of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $16,218,695 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 21, 2014, there were issued and outstanding 1,532,306 shares of the issuer’s Common Stock.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on April 16, 2014 are incorporated in Part III.

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

PART I

ITEM 1. BUSINESS

BUSINESS

GENERAL

River Valley Bancorp (the “Holding Company” or “River Valley” and together with the “Bank,” the “Company”), an Indiana corporation, was formed in 1996 for the primary purpose of purchasing all of the issued and outstanding common stock of River Valley Financial Bank (formerly Madison First Federal Savings and Loan Association; hereinafter “River Valley Financial” or the “Bank”) in its conversion from mutual to stock form. The conversion offering was completed on December 20, 1996. On December 23, 1996, the Company utilized approximately $3.0 million of the net conversion proceeds to purchase 95.6% of the outstanding common shares of Citizens National Bank of Madison (“Citizens”), and on November 20, 1997, Citizens merged out of existence into River Valley Financial.

The activities of the Holding Company have been limited primarily to owning the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America and which continues today under charter from the State of Indiana. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its 13 full-service office locations in southeastern Indiana and northern Kentucky. During the second quarter of 2014, the Company will open an additional full service branch in Jeffersonville, Indiana.

The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one-to-four family residential real property. One-to-four family residential mortgage loans continue to be the major focus of the Bank’s loan origination activities, representing 42.1% of the Bank’s total loan portfolio at December 31, 2013. The Bank identified loans totaling $341,000 as held for sale at December 31, 2013. The Bank also offers multi-family mortgage loans, nonresidential real estate loans, land loans, construction loans, non-mortgage commercial loans and consumer loans.

The Bank’s primary market areas have traditionally been Jefferson, Floyd and Clark Counties in southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky. In November 2012, the Company completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc. In conjunction with the acquisition, River Valley Financial merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. This acquisition expanded the Bank’s branch network to North Vernon, Seymour and Dupont, Indiana, adding a presence in Jackson and Jennings Counties, Indiana. After completing a branch acquisition in November 2013, the Bank opened another full service branch in Osgood, Indiana, in Ripley County. That branch was previously owned by Old National Bank of Evansville, Indiana.

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

As a result of the November 2012 conversion of the Bank to a state chartered bank, the Bank is subject to regulation, supervision and examination by the Indiana Department of Financial Institutions (“DFI”), instead of the OCC, and continues to be regulated by the FDIC. The Holding Company continues to be regulated by the Federal Reserve.

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

LOAN PORTFOLIO DATA

The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2013, 2012, 2011, 2010 and 2009 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process. Historical data in this table and others reporting loan portfolio data has been restated in some cases to conform to certain loan recategorizations employed as of December 31, 2013.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Type of Loan
Construction/Land	$24,307	7.46%	$26,506	8.42%	$27,389	10.47%	$27,991	10.32%	$30,932	11.03%
One-to-four family residential	137,298	42.11	137,402	43.65	111,198	42.50	117,616	43.38	127,397	45.41
Multi-family residential	16,408	5.03	19,988	6.35	18,582	7.10	14,997	5.53	12,910	4.60
Nonresidential	118,946	36.48	106,433	33.81	83,284	31.83	89,607	33.05	87,483	31.18
Commercial	24,741	7.59	19,549	6.21	17,349	6.63	16,413	6.05	17,129	6.10
Consumer	4,326	1.33	4,906	1.56	3,840	1.47	4,533	1.67	4,711	1.68
Gross loans receivable	326,026	100.00%	314,784	100.00%	261,642	100.00%	271,157	100.00%	280,562	100.00%

Add/(Deduct):
Deferred loan origination costs	487	0.15	484	0.15	481	0.18	485	.2	464	.2
Undisbursed portions of loans in process	(5,775)	(1.77)	(6,186)	(1.97)	(5,024)	(1.92)	(2,388)	(.9)	(1,824)	(.7)
Allowance for loan losses	(4,510)	(1.38)	(3,564)	(1.13)	(4,003)	(1.53)	(3,806)	(1.4)	(2,611)	(.9)
Net loans receivable	$316,228	97.00%	$305,518	97.05%	$253,096	96.73%	$265,448	97.9%	$276,591	98.6%

The following table sets forth certain information at December 31, 2013, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

	Balance	Maturing
	Outstanding at December 31, 2013	Within One Year	After One but Within Five Years	After Five Years
	(In thousands)
Construction/Land	$24,307	$18,582	$1,201	$4,524
One-to-four family residential	137,298	4,998	4,534	127,766
Multi-family residential	16,408	1,022	802	14,584
Nonresidential	118,946	11,791	4,164	102,991
Commercial	24,741	12,837	6,318	5,586
Consumer	4,326	1,361	2,935	30
Total	$326,026	$50,591	$19,954	$255,481

The following table sets forth, as of December 31, 2013, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2014
	Fixed Rates	Variable Rates	Total
	(In thousands)
Construction/Land	$1,075	$4,650	$5,725
One-to-four family residential	11,833	120,467	132,300
Multi-family residential	1,128	14,258	15,386
Nonresidential	11,291	95,864	107,155
Commercial	11,193	711	11,904
Consumer	2,954	10	2,964
Total	$39,474	$235,960	$275,434

Construction/Land Loans. The Bank offers mortgage loans for construction, land development and undeveloped land with respect to residential and nonresidential real estate and, in certain cases, to builders or developers on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).

Generally, construction loans are written as twelve-month loans, either fixed or adjustable, with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) to be 80% for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one-to-four family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not typically charge commitment fees for its construction loans. The largest single construction loan at December 31, 2013 totaled $2.3 million.

Land loans are generally written on terms and conditions similar to nonresidential real estate loans. Some of the Bank’s land loans are land development loans, meaning the proceeds of the loans are used for infrastructure improvements to the real estate such as streets and sewers. At December 31, 2013, the Bank’s largest single land loan, a development loan secured by residential building lots in Clark and Floyd Counties, Indiana, totaled $2.1 million.

At December 31, 2013, $24.3 million, or 7.5% of the Bank’s total loan portfolio, consisted of construction, land or land development loans. Of these loans, $3.9 million, or 1.2% of total loans, were included in the Bank’s non-performing assets. While providing the Bank with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction and land loans involve a higher level of risk. Borrowers who are over budget may divert the loan funds to cover cost overruns rather than direct them toward the purpose for which such loans were made. In addition, these loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.

One-to-four Family Residential Loans. Residential loans consist primarily of one-to-four family residential loans. Approximately $137.3 million, or 42.1% of the Bank’s portfolio of loans, at December 31, 2013, consisted of one-to-four family residential loans, of which approximately 89.6% had adjustable rates.

The Bank currently offers adjustable rate one-to-four family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3.0-3.5% for owner-occupied properties and 3.5-5.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2013 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank has originated residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to, or up to 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.

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

The Bank currently offers fixed rate one-to-four family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2013, approximately 10.4% of the Bank’s one-to-four family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2013, the Bank had approximately $99.1 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing. In conjunction with the acquisition of Dupont State Bank, the Bank also holds servicing rights for a portfolio of $15.0 million in FNMA loans.

The Bank generally does not originate one-to-four family residential mortgage loans if the Loan-to-Value Ratio exceeds 95% and generally does not originate one-to-four family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one-to-four family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2013, the Bank originated and retained $2.6 million of fixed rate one-to-four family residential mortgage loans. Typically, these loans would be sold into the secondary market, however, the majority of these loans were originated to existing customers and were retained, rather than sold, due to tightened lending standards in the secondary market.

Substantially all of the one-to-four family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

At December 31, 2013, the Bank had outstanding approximately $16.1 million of home equity loans, with unused lines of credit totaling approximately $24.3 million. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are based on a 10- to 20-year maturity. The Bank generally allows a maximum 85% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.

The Bank also offers standard second mortgage loans, which are adjustable rate loans tied to the U.S. Treasury securities yields adjusted to a constant maturity with a current margin above such index of 3.5-4.0%. The Bank’s second mortgage loans have maximum rate adjustments per year and over the terms of the loans equal to 2% and 6%, respectively. The Bank’s second mortgage loans have terms of up to 30 years.

At December 31, 2013, $3.8 million of one-to-four family residential mortgage loans, or 1.2% of total loans, were included in the Bank’s non-performing assets.

Multi-family Residential Loans. At December 31, 2013, approximately $16.4 million, or 5.0% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family residential loans on terms and conditions similar to its nonresidential real estate loans. The largest single multi-family residential loan in the Bank’s portfolio as of December 31, 2013 was $1.0 million. At December 31, 2013, $1.1 million of multi-family residential loans, or 0.3% of total loans, were included in the Bank’s non-performing assets.

Multi-family residential loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” below. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

Nonresidential Real Estate Loans. At December 31, 2013, $118.9 million, or 36.5% of the Bank’s total loan portfolio, consisted of nonresidential real estate loans and land used for agricultural production. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate as adjustable rate loans of varying rates with lock-in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.

The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2013, the Bank’s largest nonresidential real estate loan, for two fire houses located in Charlestown and New Albany, Indiana, was $4.9 million. Nonresidential real estate loans in the amount of $2.4 million, or 0.7% of total loans, were included in non-performing assets at December 31, 2013.

Loans secured by nonresidential real estate generally are larger than one-to-four family residential loans and involve a greater degree of risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans may make them more difficult for management to monitor and evaluate.

Commercial Loans. At December 31, 2013, $24.7 million, or 7.6% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2013, approximately $22.5 million, or 91.1%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases as an abundance of caution, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2013, the largest single commercial loan was $3.3 million, made to a plastic molding company located in Madison, Indiana. As of the same date, commercial loans totaling $362,000, or 0.1% of total loans, were included in non-performing assets.

Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.

Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $4.3 million at December 31, 2013, or 1.3% of the Bank’s total loan portfolio. The Bank originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals, although demand for these types of loans has steadily decreased over the past few years. All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2013, $2.9 million of the Bank’s $4.3 million consumer loans were secured by collateral.

The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.

The Bank offers only direct automobile loans that provide the loan directly to a consumer.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2013, consumer loans amounting to $5,000 were included in non-performing assets.

Origination, Purchase and Sale of Loans.  The Bank underwrites fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2013, the Bank serviced $99.1 million in loans sold to the FHLMC. In conjunction with the acquisition of Dupont State Bank, the Bank acquired servicing rights for $17.6 million of Federal National Mortgage Association loans (“FNMA”), $15.0 million of which were being serviced by the Bank as of December 31, 2013.

The Bank focuses its loan origination activities primarily on Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. With the acquisition of Dupont State Bank and the Osgood, Indiana branch, the Bank engages in loan origination activities in Jackson, Jennings and Ripley Counties in Indiana as well.  At December 31, 2013, the Bank held loans totaling approximately $75.9 million that were secured by property located outside of its home state of Indiana, primarily in the adjacent states of Kentucky and Ohio.  The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s 13 full-service offices.

The Bank’s loan approval processes are intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

Under the Bank’s lending policy, a loan officer may approve mortgage loans up to $150,000, a Senior Loan Officer may approve mortgage loans up to $417,000 and the President may approve mortgage loans up to $500,000. All other mortgage loans must be approved by at least four members of the Bank’s Board of Directors. The lending policy further provides that loans secured by readily marketable collateral, such as stock, bonds and certificates of deposit, may be approved by a Loan Officer for up to $150,000, by a Senior Loan Officer for up to $300,000 and by the President up to $400,000. Loans secured by other non-real estate collateral may be approved by a Loan Officer for up to $50,000, by a Senior Loan Officer up to $100,000 and by the President up to $200,000. Finally, the lending policy provides that unsecured loans may be approved by a Loan Officer up to $15,000 or up to $25,000 by a Senior Loan Officer or up to $50,000 by the President. All other unsecured loans or loans secured by non-real estate collateral must be approved by at least four members of the Bank’s Board of Directors.

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

The Bank occasionally purchases and sells participations in commercial loans, nonresidential real estate and multi-family loans to or from other financial institutions. At December 31, 2013, the Bank held $3.9 million in participation loans in its loan portfolio. The majority of the participations held by the Bank were acquired from Dupont State Bank, and represent relationships with financial institutions and borrowers located in southern Indiana and northern Kentucky. The sole participation originated by the Bank, for a YMCA in Floyd County, Indiana, was a joint effort of several financial institutions in that area.

The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loans Disbursed:
Construction/Land	$11,878	$10,851	$19,993
One-to-four family residential	57,103	57,741	44,982
Multi-family residential	5,577	4,017	6,391
Nonresidential	36,691	29,747	15,009
Commercial	26,840	18,037	15,230
Consumer and other	4,008	3,265	3,205
Total loans disbursed	142,097	123,658	104,810
Reductions:
Sales	22,490	32,526	23,971
Principal loan repayments and other (1)	108,897	90,835	93,191
Total reductions	131,387	123,361	117,162
Fair value of loans acquired	-	52,125	-
Net increase (decrease)	$10,710	$52,422	$(12,352)
______________________________
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

Non-performing Assets. At December 31, 2013, $11.5 million, or 2.4% of consolidated total assets, were non-performing loans compared to $10.9 million, or 2.3% of consolidated total assets, at December 31, 2012. The balance of non-performing assets was real estate owned (“REO”), comprised of real estate taken during forclosure proceedings, held at December 31, 2013, in the amount of $155,000, as compared to $1.6 million at December 31, 2012. Troubled debt restructured that is non-performing at the time of restructuring is required to be inclued as a non-performing asset until certain requirements for payment and borrower viability are met. Non-performing assets are also discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Non-performing assets:
Nonaccrual loans	$11,514	$10,850	$9,863	$10,381	$7,199
Past due 90 days or more and accruing	1	-	-	-	-
Troubled debt restructured	3,898	3,860	6,939	6,747	1,651
Total non-performing loans and troubled debt restructured	15,413	14,710	16,802	17,128	8,850
Foreclosed real estate	155	1,610	2,487	400	253
Total non-performing assets	$15,568	$16,320	$19,289	$17,528	$9,103

Total non-performing loans to net loans	3.64%	3.55%	3.90%	3.91%	2.60%
Total non-performing loans, including troubled debt restructured, to net loans	4.87%	4.81%	6.64%	6.45%	3.20%
Total non-performing loans to total assets	2.38%	2.29%	2.43%	2.69%	1.82%
Total non-performing assets to total assets	3.22%	3.45%	4.74%	4.53%	2.30%

The Company would have recorded interest income of $466,000 for the year ended December 31, 2013 if loans on nonaccrual status had been current in accordance with their original terms. Actual interest collected and recognized was $289,000 for the year ended December 31, 2013.

At December 31, 2013, the Bank held loans delinquent from 30 to 89 days totaling $2.2 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2013, 2012, and 2011 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets. For the periods ended December 31, 2013 and 2012, delinquent purchased credit-impaired loans acquired in the Dupont State Bank acquisition with a fair value of $2.4 million and $2.5 million, respectively, were excluded from the table below.

	At December 31, 2013				At December 31, 2012				At December 31, 2011
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)

Construction/Land	2	$207	1	$71	1	$63	2	$556	2	$343	4	$3,080
One-to-four family residential	22	1,129	30	2,322	35	2,115	10	1,408	20	1,198	36	2,946
Multi-family residential	-	-	-	-	-	-	-	-	-	-	-	-
Nonresidential	5	665	8	940	6	276	5	753	4	1,054	6	1,831
Commercial	3	66	4	96	1	100	3	251	2	41	3	297
Consumer	11	111	3	7	9	36	1	2	7	44	1	3
Total	43	$2,178	46	$3,436	52	$2,590	21	$2,970	35	$2,680	50	$8,157
Delinquent loans to net loans				1.78%				1.82%				4.28%

Classified Assets. The Bank’s Asset Classification Policy provides for the classification of loans and other assets such as debt and equity securities of lesser quality as “special mention,” “substandard,” “doubtful,” or “loss” assets. An asset is treated as a “special mention” when the assets are currently protected but have credit weaknesses that warrant a higher degree of attention from management. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulation. Not all of the Bank’s classified assets constitute non-performing assets, although the balances of non-performing loans as a percent of total classified is higher than in prior years. Historically, management has been conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. Whereas classified loans for the Bank historically have been a conservative list of loans warranting scrutiny, in 2013 and 2012 the classified list has become weighted heavily by loans and relationships in the lengthy process of foreclosure. The mating of the conservative approach in monitoring problem loans and loans lingering due to foreclosure has created a larger than historical balance of classified assets. As a result, the Bank remains somewhat higher than peer on balances of loans classified.

The classification of assets listing is evaluated monthly by a committee comprised of lending personnel, the Bank’s Chief Executive Officer, Vice President – Finance, Loan Review personnel, Collection Officer, and Internal Auditor. The list encompasses entire relationships, rather than single problem loans, and removal of loans from the list is only approved by the committee upon demonstrated sustained performance in accordance with the loan’s terms by the borrower.

At December 31, 2013, the Bank’s classified assets, were as follows:

At December 31, 2013
(In thousands)
Substandard assets	$19,070
Doubtful assets	1,346
Loss assets	-
Total classified assets	$20,416

Regulatory definition requires that total classified assets include classified loans, which at December 31, 2013 included $18.9 million classified as substandard and $1.3 million classified as doubtful, and other real estate owned as a result of foreclosure or other legal proceedings of $155,000. Detail of classified loans by loan segment is provided in Footnote 6 to the Consolidated Financial Statements presented in Item 8 - Financial Statements and Supplementary Data in this Report on Form 10-K.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2013. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2013. Additional detail about loan loss experience is presented in Footnote 6 to the Consolidated Financial Statements presented Item 8 - Financial Statements and Supplementary Data in this Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,564	$4,003	$3,806	$2,611	$2,364
Charge-offs:
Construction/Land	(99)	(341)	(824)	(5)	(1)
One-to-four family residential	(245)	(1,136)	(604)	(252)	(1,929)
Multi-family residential	-	-	(36)	(8)	(184)
Nonresidential	(182)	(366)	(1,056)	(1,425)	(339)
Commercial	(140)	-	-	(405)	(141)
Consumer and other	(177)	(89)	(102)	(130)	(169)
Total charge-offs	(843)	(1,932)	(2,622)	(2,225)	(2,763)
Recoveries	857	111	48	775	127
Net recoveries (charge-offs)	14	(1,821)	(2,574)	(1,450)	(2,636)
Provision for losses on loans	932	1,382	2,771	2,645	2,883
Balance end of period	$4,510	$3,564	$4,003	$3,806	$2,611
Allowance for loan losses as a percent of total loans outstanding	1.41%	1.15%	1.56%	1.41%	.94%
Ratio of net charge-offs to average loans outstanding before net items (1)	(0.01)%	.69%	.98%	.53%	.94%
___________________________ (1) Net items consist of deferred loan origination costs, undisbursed portions of loans in process and the allowance for loan losses.

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at end of period applicable to:
Construction/Land	$676	7.5%	$648	8.4%	$1,016	10.5%	$1,011	10.3%	$135	11.0%
One-to-four family residential	1,749	42.1	1,423	43.7	1,986	42.5	746	43.4	700	45.4
Multi-family residential	404	5.0	281	6.3	65	7.1	138	5.5	63	4.6
Nonresidential	1,470	36.5	1,078	33.8	822	31.8	1,632	33.0	1,636	31.2
Commercial	189	7.6	133	6.2	70	6.6	157	6.1	46	6.1
Consumer and other	22	1.3	1	1.6	44	1.5	122	1.7	31	1.7
Total	$4,510	100.0%	$3,564	100.0%	$4,003	100.0%	$3,806	100.0%	$2,611	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

General. The Bank’s investment portfolio consists of U.S. government and agency obligations, corporate bonds, municipal securities, FHLB stock and mortgage-backed securities. At December 31, 2013, total investments in the portfolio had a combined carrying value of approximately $124.5 million, or 25.8%, of the consolidated total assets.

Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries. All Company investments are available for sale, but the intent of the Company is to hold investments to maturity. Liquidity is met through a combination of deposit growth, borrowing from the Federal Home Loan Bank of Indianapolis, and if needed, sale of investments held at the Bank level. Securities held through the Nevada subsidiaries are held primarily for investment purposes. Securities held at the Bank level are held primarily for liquidity purposes. In 2012 and 2013, liquidity needs were met primarily through deposit growth. Sales of investments over the last twelve months have been made primarily to take advantage of gain positions on short-term investments, especially those expected to be called in the near future, while funds from maturing investments were reinvested primarily into high quality mortage-backed securities and long term municipals.

The portfolio increased by $6.1 million from December 31, 2012 to the same date in 2013, as $23.0 million in purchases of high quality mortgage and asset-backed securities, $12.8 million in purchases of municipal securities, and lesser amounts of agency and corporate purchases were offset by reductions in the form of maturities, calls, sales, and principal paydown, for a gross increase of $11.8 million in amortized cost. Despite this gross increase, a $5.7 million swing in the fair value of the Company’s investment portfolio reduced overall growth in the portfolio to $6.1 million. A net unrealized gain on the portfolio of $2.9 million at December 31, 2012 was replaced by a $2.8 million loss at December 31, 2013. The carrying value of the two trust preferred investments held by the Company, considered to be of higher risk than most investments, improved slightly from $1.2 million as of December 31, 2012 to $1.3 million as of December 31, 2013.

Investments. The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio, excluding mortgage-backed investments, at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$38,075	$37,213	$42,581	$43,409	$37,107	$37,917
Municipal securities	37,709	37,122	29,331	31,162	27,076	28,715
Corporate	4,164	3,751	3,652	3,177	4,115	3,360
Total available for sale	79,948	78,086	75,564	77,748	68,298	69,992
FHLB stock	4,595	4,595	4,595	4,595	4,226	4,226
Total investments	$84,543	$82,681	$80,159	$82,343	$72,524	$74,218

The following table sets forth the amount of investment securities (excluding FHLB stock and mortgage-backed investments) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013.

	Amount at December 31, 2013 which matures
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$6,011	2.09%	$10,206	1.65%	$21,858	1.66%	$-	0.00%
Municipal securities	244	4.13	1,944	3.83	9,636	3.81	25,885	3.04
Corporate	500	1.34	1,002.70		1,000	1.26	1,662	1.43

Yields on tax exempt obligations have been computed on a tax equivalent basis.  These yields assume a 34% federal tax rate and a 69 basis points cost of funds which is used in determining the disallowance on the Company’s municipal income under the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”).

Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association (“GNMA”) participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agencies as to the payment of principal and interest.

Although mortgage-backed securities generally yield less than individual loans originated by the Bank, they present less credit risk. Because mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect the Bank’s earnings, particularly in a rising interest rate environment. The mortgage-backed securities portfolio is generally considered to have very low credit risk because the securities are guaranteed as to principal and interest repayment by the issuing agency.

In addition, the Bank has purchased adjustable rate mortgage-backed securities as part of its effort to reduce its interest rate risk. In a period of declining interest rates, the Bank is subject to prepayment risk on such adjustable rate mortgage-backed securities. The Bank attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities will also adjust upward, subject to the interest rate caps in the underlying mortgage loans. However, the Bank is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

At December 31, 2013, the Bank held mortgage-backed securities with a carrying value of approximately $41.8 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government-sponsored enterprise (GSE) residential mortgage-backed securities	$19,393	$18,913	$13,595	$13,851	$17,952	$18,529
Collateralized mortgage obligations	23,389	22,888	21,663	22,171	15,613	16,168
Total mortgage-backed securities	$42,782	$41,801	$35,258	$36,022	$33,565	$34,697

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2013.

	Amount at December 31, 2013 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Government-sponsored enterprise (GSE) residential mortgage-backed securities	$-	-%	$-	-%	$1,451	4.62%	$17,942	2.33%
Collateralized mortgage obligations	-	-	1	8.50	15	2.31	23,373	2.12

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2013, 2012, and 2011.

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$35,258	$33,565	$28,113
Purchases	22,959	26,223	17,550
Sales proceeds	(7,023)	(13,706)	(5,947)
Repayments	(8,315)	(11,197)	(6,138)
Gain on sales	159	497	148
Premium and discount amortization, net	(256)	(124)	(161)
Ending balance	$42,782	$35,258	$33,565

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

Deposits. Deposits are attracted through the offering of a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits in Jefferson, Clark, Floyd, Jackson, Jennings and Ripley Counties in Indiana and in Trimble and Carroll County, Kentucky. Deposits will come from all of our market areas. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. Over the last few years, the Bank has experienced movement from maturity deposits into transactional deposits, as customers, frustrated with low interest rates, placed their funds in more fluid products such as demand deposit accounts, both interest-bearing and noninterest-bearing.

The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. Due primarily to the continued low interest rate environment for deposits, certificate of deposit balances decreased $12.4 million, or 8.3%, from $149.4 million as of December 31, 2012 to $137.0 million at December 31, 2013. As certificates of deposit repriced and new certificates were added, the lower interest rates paid caused a significant decline in the cost of deposits overall. Transactional, or “withdrawable,” deposits increased for the period, partially due to the $6.5 million in deposits acquired from Old National Bank in the branch acquisition.

The cost of deposits for the year ended December 31, 2013 was 0.67% as compared to 0.94% for the year ended December 31, 2012, a drop of 27 basis points, period to period. This change resulted in a weighted average rate for deposits of 0.58% at December 31, 2013, a decline of 14 basis points from 0.72% at December 31, 2012.

An analysis of the Company’s deposit accounts by type, maturity and rate at December 31, 2013 is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2013	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Noninterest bearing accounts	$100	$47,499	12.02%	0.00%
Savings accounts	50	56,363	14.27	0.14
MMDA	2,500	40,098	10.15	0.22
NOW accounts	1,000	114,041	28.87	0.46
Total withdrawable		258,001	65.31	0.27
Certificates (original terms):
I.R.A.	2,500	12,348	3.13	1.50
3 months	2,500	61	0.02	0.10
6 months	2,500	588	0.15	0.14
9 months	2,500	-	-	-
12 months	2,500	76	0.02	0.46
15 months	2,500	23,615	5.98	0.38
18 months	2,500	2,456	0.62	0.50
24 months	2,500	6,000	1.52	0.67
30 months	2,500	682	0.17	0.80
36 months	2,500	4,391	1.11	1.04
41 months	2,500	-	-	-
48 months	2,500	5,921	1.50	2.44
60 months	2,500	14,685	3.72	2.10
10 year & misc	2,500	132	0.03	4.13
Jumbo certificates	2,500	66,059	16.72	1.12
Total certificates		137,014	34.69	1.15
Total deposits		$395,015	100.00%	0.58%

The following table presents the average daily amount of deposits bearing interest and average rates paid on such deposits for the years indicated.

	2013		2012		2011
	Amount	Rate %	Amount	Rate %	Amount	Rate %
	(Dollars in thousands)

Noninterest-bearing demand deposits	$46,166	-%	$31,464	-%	$25,418	-%
Savings accounts	97,601	0.19	80,287	0.36	77,565	0.65
Now accounts	106,140	0.43	83,489	0.53	72,383	0.62
Certificates of deposit	141,617	1.18	122,316	1.59	120,084	2.08
Total deposits	$391,524	0.59%	$317,556	0.84%	$295,450	1.17%

The following table sets forth, by various interest rate categories, the composition of time deposits of the Bank at the dates indicated:

	At December 31,
	2013	2012	2011
	(In thousands)
0.00 to 1.00%	$83,970	$82,418	$17,348
1.01 to 2.00%	24,341	30,166	59,773
2.01 to 3.00%	25,891	32,044	30,160
3.01 to 4.00%	2,753	3,646	3,752
4.01 to 5.00%	5	1,094	8,161
5.01 to 6.00%	54	51	903
Total	$137,014	$149,419	$120,097

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2013. Matured certificates, which have not been renewed as of December 31, 2013, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2013 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 1.00%	$67,476	$12,305	$2,956	$1,233
1.01 to 2.00%	4,275	957	2,892	16,217
2.01 to 3.00%	9,415	4,715	11,021	740
3.01 to 4.00%	2,164	559	-	30
4.01 to 5.00%	-	-	-	5
5.01 to 6.00%	-	-	-	54
Total	$83,330	$18,536	$16,869	$18,279

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013.

At December 31, 2013
Maturity Period	(In thousands)
Three months or less	$10,266
Greater than 3 months through 6 months	8,655
Greater than 6 months through 12 months	24,710
Over 12 months	22,428
Total	$66,059

The following table sets forth the dollar amount of savings deposits in the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

	Deposit Activity
	Balance at December 31, 2013	% of Deposits	Increase (Decrease) from 2012	Balance at December 31, 2012	% of Deposits	Increase (Decrease) from 2011	Balance at December 31, 2011	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$47,499	12.02%	$6,983	$40,516	10.54%	$16,048	$24,468	8.02%
Savings accounts	56,363	14.27	5,463	50,900	13.25	5,897	45,003	14.74
MMDA	40,098	10.15	(1,884)	41,982	10.93	10,938	31,044	10.17
NOW accounts	114,041	28.87	12,603	101,438	26.40	16,824	84,614	27.72
Total withdrawable	258,001	65.31	23,165	234,836	61.12	49,707	185,129	60.65
Certificates (original terms):
I.R.A.	12,348	3.13	(258)	12,606	3.28	2,431	10,175	3.33
3 months	61	0.02	-	61	0.01	39	22	0.01
6 months	588	0.15	19	569	0.15	58	511	0.17
9 months	-	-	-	-	0.00	(89)	89	0.03
12 months	76	0.02	(1,564)	1,640	0.43	(5,549)	7,189	2.36
15 months	23,615	5.98	(6,501)	30,116	7.84	5,507	24,609	8.06
18 months	2,456	0.62	(131)	2,587	0.67	908	1,679	0.55
24 months	6,000	1.52	(98)	6,098	1.59	926	5,172	1.69
30 months	682	0.17	(480)	1,162	0.30	633	529	0.17
36 months	4,391	1.11	(1,151)	5,542	1.44	561	4,981	1.63
41 months	-	-	-	-	0.00	(1,475)	1,475	0.48
48 months	5,921	1.50	257	5,664	1.47	(344)	6,008	1.97
60 months	14,685	3.72	1,766	12,919	3.36	4,077	8,842	2.90
10 years	132	0.03	132	-	-	-	-	-
Jumbo certificates	66,059	16.72	(4,396)	70,455	18.34	21,639	48,816	15.99
Total certificates	137,014	34.69	(12,405)	149,419	38.88	29,322	120,097	39.35
Total deposits	$395,015	100.00%	$10,760	$384,255	100.00%	$79,029	$305,226	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. The Bank had $42.5 million in FHLB advances at December 31, 2013, identical in amount to the balances held at the same point in 2012. The average rates paid on those borrowings, however, decreased across the period, from 3.67% as of December 31, 2012 to 3.58% as of December 31, 2013, as the Company paid and replaced $23.0 million in advances, including a restructuring of $8.0 million in advances, originally scheduled to mature in 2015. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. Of the $23 million paid, $5.0 million in advances were prepaid, with a prepayment penalty of $12,500.

The following table presents certain information relating to the Company’s borrowings at or for the years ended December 31, 2013, 2012 and 2011.

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$49,717	$49,717	$65,217
Average balance outstanding for period	52,134	63,175	64,884
Maximum amount outstanding at any month-end during the period	59,717	65,217	65,217
Weighted average interest rate during the period	3.58%	3.67%	3.64%
Weighted average interest rate at end of period	3.23%	3.78%	3.57%

SUBSIDIARIES

The Bank’s wholly-owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land (as discussed in Item 2, Properties), but does not otherwise engage in significant business activities. The Bank established three subsidiaries in Nevada, including RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC, to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiaries decreased from $2.2 million for the year ended December 31, 2012 to $1.8 million for the same period in 2013, a decrease of 18.2%, due primarily to reduced gains on the sale of available-for-sale securities.

FINANCING SUBSIDIARY

In 2003, the Company formed the “RIVR Statutory Trust I,” a statutory trust formed under Connecticut law, and filed a Certificate of Trust with the Secretary of the State of Connecticut. The sole purpose of the Trust was to issue and sell certain trust preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the proceeds thereof in certain debentures of the Company.

EMPLOYEES

As of December 31, 2013, the Bank employed 120 persons on a full-time basis and 8 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION

The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson, Jackson, Jennings, Ripley, Floyd and Clark Counties, Indiana and Trimble and Carroll Counties, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in these counties. Some of these institutions have significantly larger resources available to them than does the Bank. In total, there are 26 banks and 8 credit unions located in the 8-county market area, including the Bank. The Bank also competes with money market funds and brokerage accounts with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

Under the BHCA, without the prior approval of the Federal Reserve, the Holding Company may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the Holding Company is generally prohibited by the BHCA from engaging in any nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2013, the

Bank’s investment in stock of the FHLB of Indianapolis was $4.6 million. For the fiscal year ended December 31, 2013, the FHLB of Indianapolis paid approximately $161,000 in cash dividends to the Bank. Annualized, this income would have a rate of 3.50%. The rate paid during the period ended December 31, 2013 was higher than the 3.08% paid for the period ended December 31, 2012, primarily due to improvement in the financial condition of the FHLB of Indianapolis in the last few years. All 12 FHLBs are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank’s capital.

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

At December 31, 2013, the Bank had $42.5 million in such borrowings, with an additional $49.5 million available, previously approved by the Board of Directors.

FEDERAL RESERVE SYSTEM

The Federal Reserve requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The effect of these reserve requirements is to increase the Bank’s cost of funds. At December 31, 2013, the Bank was in compliance with its reserve requirements.

INSURANCE OF DEPOSITS

Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Dodd-Frank Act extended unlimited insurance on noninterest bearing accounts through December 31, 2012. Under this program, traditional noninterest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, were covered. Because this program expired on December 31, 2012, there is no longer unlimited insurance coverage for noninterest bearing transaction accounts. Deposits held in noninterest bearing transaction accounts are now aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to $250,000.

The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act, effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus tangible equity. The Bank’s assessment rate reflected in its invoices for the 2013 quarters was 9.35 basis points for each $100 of average consolidated assets less average tangible equity. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2013, the FICO assessment rate was 0.64 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2014, the FICO assessment rate is 0.62 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $397,000 during the year ended December 31, 2013. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The prepayment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $1.9 million in premiums on December 30, 2009, $1.6 million of which constituted prepaid premiums. During 2013, the remaining balance of this prepayment, $703,000, was refunded to the Bank from the FDIC.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower for the Bank as a result of these changes, which were first reflected in invoices due September 30, 2011. The FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.

The schedule reduces the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk Category I banks, the rates range from 5-9 basis points.

•	The rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.

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

See Footnote 16 to the Consolidated Financial Statements, which shows that, at December 31, 2013, the Bank’s capital exceeded all regulatory capital requirements. At December 31, 2013, the Bank was categorized as well capitalized.

The Dodd-Frank Act required the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries; provided, however, that bank holding companies with less than $500 million in assets are exempt from these capital requirements. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and risks, including risks related to securitized products and derivatives.

As a result of these mandates, on July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Holding Company and the Bank. These new risk-based capital and leverage ratios will be phased in from 2015 to 2019. See “New Capital Rules” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effect of Current Events.

The Company is evaluating the impact of the pending changes in the capital requirements, but believes that based on current capital composition and levels, the Company would be in compliance with the requirements if they were presently in effect.

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2013, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

LOANS TO ONE BORROWER

Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2013, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

MORTGAGE REFORM AND ANTI-PREDATORY LENDING

Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

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

FINANCIAL SYSTEM REFORM - THE DODD-FRANK ACT AND THE CFPB

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act included provisions affecting large and small financial institutions alike, including several provisions that have profoundly affected how community banks, thrifts, and small bank and thrift holding companies, such as River Valley Bancorp, are regulated. Among other things, these provisions abolished the Office of Thrift Supervision (the “OTS”) and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including minimum standards for the origination of residential mortgages. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Company’s management is assessing the impact of these requirements on its mortgage lending business.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act and the CFPB, is unpredictable at this time. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Company in particular, remains uncertain.

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

TRANSACTIONS WITH AFFILIATES

Under Indiana law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies, such as the Holding Company. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

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

Under the Dodd-Frank Act, beginning in 2013, the Holding Company was required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments made in connection with mergers or acquisitions. The first such “say-on-pay” vote was held at the Holding Company’s annual meeting in April 2013, and the shareholders voted in favor of the compensation. This vote, and all others like it, will be non-binding and advisory. Also beginning in 2013, the Holding Company was required to permit its shareholders to determine on an advisory basis at least once every six years whether such say-on-pay votes should be held every one, two, or three years. At the annual meeting held in April 2013, the shareholders followed the recommendation of the Board of Directors and voted in favor of holding future say-on-pay advisory votes on an annual basis. Accordingly, the shareholders will vote on say-on-pay each year until the next advisory vote on the frequency of say-on-pay votes, which is required to occur no later than the 2019 annual meeting of shareholders.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) became law. The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Exchange Act.

Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management. As a small reporting company, the Company is not subject to the additional obligation to have an auditor attestation to the effectiveness of its controls included in its annual report.

Although the Company will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

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

USA PATRIOT ACT OF 2001

In 2001, President Bush signed the USA PATRIOT Act of 2001 (the “PATRIOT Act”). The PATRIOT Act, among other things, is intended to strengthen the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress made permanent all but two of the provisions that had been set to expire and provided that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, expire in 2015. These provisions have not materially affected our operations.

OTHER FUTURE LEGISLATION AND CHANGE IN REGULATIONS

Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Holding Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Holding Company or the Bank.

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

ITEM 1A. RISK FACTORS

Not applicable for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table provides certain information with respect to the Bank’s offices as of December 31, 2013.

Description and Address	Owned or Leased	Year Opened	Total Deposits (in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana
Downtown Office:
233 East Main Street	Owned	1952	$51,738	$291	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	-	191	420
Hilltop Location:
430 Clifty Drive	Owned	1983	169,791	2,176	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	6,656	72	517

Location in Charlestown, Indiana
1025 Highway 62	Leased/Land	2002	6,982	464	1,500

Location in Dupont, Indiana
10525 N West Front Street	Owned	1910	10,235	150	2,332

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	11,004	320	3,000

Location in Hanover, Indiana
10 Medical Plaza Drive	Owned	1995	13,885	347	1,344

Location in New Albany, Indiana
2675 Charlestown Road	Owned	2010	22,506	517	6,000

Location in North Vernon, Indiana
Branch: 220 N State Street	Owned	2003	39,052	668	3,168
Operations Building:
216 N State Street	Owned	2007	-	823	7,560

Location in Osgood, Indiana
820 S Buckeye Street	Owned	1993	6,048	166	1,344

Location in Sellersburg, Indiana
Highway 311	Owned	2005	27,715	2,330	13,000

Location in Seymour, Indiana
1725 E Tipton Street	Owned	2009	25,607	1,485	9,244

Location in Carrollton, Kentucky
1501 Highland Avenue	Leased	2003	3,796	183	1,656

In addition to the assets owned by the Bank, Madison 1st Service Corporation, a subsidiary of the Bank, owns two pieces of land, one in Madison, Indiana and the second in Charlestown, Indiana, both held for future expansion of the Company. Total book value of this land at December 31, 2013 was $427,000. The Bank also had $165,000 in work in process at December 31, 2013, in connection with the new branch location in Jeffersonville, Indiana. That location, scheduled to open early in 2014, will be a leased facility similar to the Floyds Knobs, Indiana branch location in size and services.

The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $478,000 at December 31, 2013.

The Bank operates 17 automated teller machines (“ATMs”), one at each office location, except for Dupont and 233 East Main St. (the main office has two), one at Hanover College, in Hanover, Indiana, one in the Big Lots parking lot in Madison, one at the Clark County Jail in Jeffersonville, Indiana, and one at Butler Mall in Carrollton, Kentucky. The Bank’s ATMs participate in the Passport® network.

The Bank performs its own data processing and reporting services.

ITEM 3. LEGAL PROCEEDINGS

Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company’s or the Bank’s business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4.5. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Holding Company and the Bank are identified below. The executive officers of the Bank are elected annually by the Holding Company’s Board of Directors.

Name	Position with the Holding Company	Position with the Bank
Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Vickie L. Grimes	Treasurer	Vice President – Finance
Anthony D. Brandon		Executive Vice President
Mark A. Goley		Vice President – Lending
John Muessel		Vice President – Trust Officer
Robert E. Kleehamer		Sr. Vice President – Business Development

Matthew P. Forrester (age 57) has served as the Bank’s and Holding Company’s President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as Senior Vice President, Treasurer and Chief Financial Officer of Home Loan Bank and its holding company, Home Bancorp, in Fort Wayne, Indiana. Prior to joining Home Loan Bank, Mr. Forrester was an examiner with the Indiana Department of Financial Institutions. Mr. Forrester also serves as a Director of the Federal Home Loan Bank of Indianapolis.

Lonnie D. Collins (age 65) has served as assistant or recording Secretary of the Bank since approximately 1982, as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and served as the Bank’s outside counsel from 1980 until his retirement in 2013. Effective April 2012, he became a director of the Bank and Holding Company.

Vickie L. Grimes (age 58) has served as Vice President – Finance of the Bank and Treasurer of the Holding Company since May of 2007. Prior to that she acted as Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.

Anthony D. Brandon (age 42) has served as Executive Vice President of the Bank since July 29, 2005. Prior to that, starting in September 2001, he served as Vice President of Loan Administration of the Bank. Before joining the Bank, he served as President of Republic Bank of Indiana.

Mark A. Goley (age 58) has served as Vice President – Lending of the Bank since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens National Bank of Madison.

John Muessel (age 61) has served as Vice President – Trust Officer of the Bank since April of 2002. Prior to joining the Bank, he served as a Trust Officer of National City Bank of Indiana.

Robert E. Kleehamer (age 71) has served as Senior Vice President – Business Development of the Bank since October 2009, and served as the Vice President – Business Development from June 2008 to October 2009. Prior to joining the Bank, he was Area President for First Harrison Bank, and President and organizing director of Hometown National Bank, a de novo bank opened in March of 1997, later sold to First Harrison Bank.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

There were 1,532,306 common shares of River Valley Bancorp outstanding at February 21, 2014, held of record by approximately 291 shareholders. The number of shareholders of record of our comon stock does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Company’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the common shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.

Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon, since January 2012. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.

Quarter Ended	High	Low	Cash Distributions
2013
December 31	$29.98	$23.90	$0.42
September 30	24.60	21.01	0.21
June 30	24.06	21.00	0.21
March 31	24.49	17.15	0.21

2012
December 31	$18.09	$16.47	$0.21
September 30	20.00	15.10	0.21
June 30	16.25	15.50	0.21
March 31	15.95	14.60	0.21

The high and low sale prices for the Holding Company’s common shares between December 31, 2013 and February 21, 2014, were $28.48 and $25.16, respectively.

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

Equity Compensation Plans

The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no shares repurchased during the three-month period ended December 31, 2013.  The Company does not currently have a plan or program to repurchase its shares.

ITEM 6. SELECTED FINANCIAL DATA

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

Selected Consolidated Financial Information and Other Data

	At December 31,
	2013	2012	2011	2010	2009
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$482,837	$472,855	$406,643	$386,609	$396,162
Loans receivable - net	316,228	305,518	253,096	265,448	276,591
Cash and cash equivalents	10,244	19,152	18,714	16,788	13,387
Investment securities	119,887	113,770	104,689	75,231	79,561
Deposits	395,015	384,255	305,226	286,337	276,586
FHLB advances and other borrowings	49,717	49,717	65,217	65,217	86,217
Stockholders’ equity	34,464	35,587	32,957	31,468	30,715

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share data)
Summary of consolidated income data:
Total interest income	$19,621	$17,510	$17,712	$18,634	$19,187
Total interest expense	4,166	5,000	5,823	7,301	9,322
Net interest income	15,455	12,510	11,889	11,333	9,865
Provision for losses on loans	932	1,382	2,771	2,645	2,883
Net interest income after provision for losses on loans	14,523	11,128	9,118	8,688	6,982
Other income	4,431	5,769	3,008	3,902	4,168
General, administrative and other expense	13,056	12,026	10,251	9,718	9,304

Income before income tax expense	5,898	4,871	1,875	2,872	1,846
Income tax expense	1,458	859	103	552	150
Net income	4,440	4,012	1,772	2,320	1,696

Preferred stock dividends	362	362	362	363	26
Net income available to common shareholders	$4,078	$3,650	$1,410	$1,957	$1,670

Basic earnings per share	$2.67	$2.40	$0.93	$1.30	$1.10
Diluted earnings per share	$2.66	$2.40	$0.93	$1.29	$1.09

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected financial ratios and other data:
Interest rate spread during period	3.27%	3.00%	3.02%	2.83%	2.43%
Net yield on interest-earning assets (1)	3.41	3.17	3.19	3.05	2.68
Return on assets (2)	0.92	0.96	0.45	0.59	0.44
Return on equity (3)	12.69	11.72	5.41	7.23	6.48
Equity to assets (4)	7.14	7.53	8.10	8.14	7.75
Average interest-earning assets to average interest-bearing liabilities	114.14	113.16	111.21	111.13	109.48
Non-performing assets to total assets (4)	3.22	3.45	4.74	4.53	2.30
Allowance for loan losses to total loans outstanding (4)	1.41	1.15	1.56	1.41	0.94
Allowance for loan losses to non-performing loans (4) (6)	39.17	32.85	40.59	36.66	36.27
Net charge-offs to average total loans outstanding	(0.01)	0.69	0.98	0.53	0.94
General, administrative and other expense to average assets (5)	2.71	2.87	2.59	2.47	2.39
Dividend payout ratio	39.47	35.00	90.32	65.12	77.06
Number of full service offices (4)	13	12	9	9	8

(1)	Net interest income divided by average interest-earning assets.
(2)	Net income divided by average total assets.
(3)	Net income divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.
(6)	Performing troubled debt restructured loans have been excluded from non-performing loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

As discussed previously, the Holding Company was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2013, and results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

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

Effect of Current Events

The Current Economic Environment. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business become more acute in periods of slow economic growth and high unemployment. Many financial institutions continue to be affected by an uncertain real estate market. While we take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Declines in real estate values and home sales volumes and increased levels of financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current level of low economic growth on a national scale, the occurrence of another national recession, or a deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. During the last five years, Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 - Regulation and Supervision - Financial System Reform - The Dodd-Frank Act and the CFPB, for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Company’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Company. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, continues to be uncertain.

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Holding Company and the Bank. The FDIC and the OCC subsequently approved these final rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The final rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Holding Company and the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Holding Company and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Holding Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

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

Changes in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to recent bank failures as a result of the economic turmoil of the past six years, the FDIC insurance fund reserve ratio has fallen below the statutory minimum. The FDIC has implemented a restoration plan beginning January 1, 2009, that is intended to return the reserve ratio to an acceptable level. Further increases in premium assessments are also possible and would increase the Company’s expenses. Effective with the June 2011 reporting period, the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions. As a result of these changes, the Company experienced a decrease in premiums. However, increased assessment rates and special assessments could have a material impact on the Company’s results of operations.

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

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements contains a summary of the Company’s significant accounting policies for the year ended December 31, 2013. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights. Following the 2012 acquisition, the treatment of acquired impaired loans is also important.

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

The Company’s primary market area for lending has been comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. With the 2012 acquisition of Dupont, and the 2013 acquisition of the Osgood, Indiana branch, the Company’s market area now includes Jackson, Jennings and Ripley Counties in Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Company’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the year ended December 31, 2013.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2013, mortgage servicing rights had a carrying value of $655,000.

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

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased significantly and, if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Changes in these factors, as well as changing economic conditions, will likely impact the carrying value of these acquired loans.

Discussion of Changes in Financial Condition from December 31, 2012 to December 31, 2013

General. At December 31, 2013, the Company’s consolidated assets totaled $482.8 million, an increase of $9.9 million, or 2.1%, from the December 31, 2012 total. The Company’s consolidated liabilities increased by a similar amount, $11.1 million, from $437.3 million at December 31, 2012 to $448.4 million at December 31, 2013. The increase in total assets was primarily the result of improved levels of loan originations during the year funded by deposit growth.

On November 22, 2013, the Company completed the acquisition of the deposit relationships, real estate and fixed assets of the Osgood, Indiana branch office of Old National Bank, a national banking association. Cash proceeds of $6.3 million were received in the transaction, representing the net book value of the real and personal property acquired and a 2% premium on deposits, as reduced by the deposits assumed at closing. Customer deposits acquired in the transaction totaled $6.5 million, and goodwill recognized in the transaction was $124,000. No loans were acquired in this transaction.

Liquidity. Liquidity for the Company continued to be strong, with the balances in cash and cash equivalents at $10.2 million as of December 31, 2013, as compared to balances of $19.2 million as of December 31, 2012. During the twelve-month period, the Company utilized excess cash to increase the balances in available-for-sale investment securities, and placed funds in interest bearing certificates of deposit. Those certificates of deposit, insured by the FDIC, contain longer terms than typically held in correspondent banking accounts, but are more liquid than available-for-sale securities.

Investment Portfolio. Despite a dramatic decline in values in the investment markets nationally, Company-held available-for-sale securities increased $6.1 million, or 5.4%, for the twelve-month period, from $113.8 million at December 31, 2012 to $119.9 million as of December 31, 2013. Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities increased over the period by $5.8 million, or 16.1%, from $36.0 million at December 31, 2012 to $41.8 million at the same point a year later. State and municipal investments increased by $5.9 million, representing a percentage increase period to period of 18.9%, from $31.2 million at December 31 2012 to $37.1 million at December 31, 2013. Corporate investments increased slightly, by $600,000 during the twelve-month period, rounding out the overall increase in investment levels, period to period. Agency investments decreased a total of $6.2 million, from $43.4 million at December 31, 2012 to $37.2 million at the same point in 2013. Investments reported in the financial statements of the Company are held both at the Bank level and at the Bank’s Nevada subsidiaries, and all are available for sale. Investments held at the Bank level are primarily agency investments held for liquidity.

The Company evaluates all investments for other-than-temporary impairment quarterly. The twelve-month period ended December 31, 2013 brought continued scrutiny of the Company’s investments and in particular of asset quality and changes in the fair values of the individual investments. The change in the national investments market had a marked effect on the market value of the Company’s investment portfolio, with the net unrealized gain at December 31, 2012 of $2.9 million replaced by a net unrealized loss of $2.8 million at December 31, 2013, an overall swing of approximately $5.7 million, year to year. The Company’s securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. Credit quality of all investments is reviewed at purchase and periodically thereafter, with municipal investments, in particular, reviewed on an annual rolling basis. The Company’s portfolio is comprised of the following types of investments.

Agency investments, which includes AAA-rated Federal Home Loan Mortgage Corp. (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average tax equivalent yield of 1.74%, were at a net unrealized loss position of $862,000, at December 31, 2013. Agency investments of $1.9 million were at an unrealized loss position for 12 consecutive months or more. Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013. The total carrying value of $37.2 million represents 31.1% of the total investment portfolio. Agency investments are primarily held at the Bank level, for liquidity purposes.

Collateralized mortgage obligations, which includes governmentally guaranteed FNMA, FHLMC, and Government National Mortgage Association (GNMA) REMICs, at an average tax equivalent yield of 2.65%, were at a net unrealized loss position of $501,000 at December 31, 2013. No collateralized mortgage obligation investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $22.9 million represents 19.1% of the total investment portfolio. Collateralized mortgage obligations are primarily held for investment purposes at the Company’s Nevada investment subsidiary.

Government-sponsored enterprise (GSE) residential mortgage-backed securities, which includes governmentally guaranteed FNMA, GNMA, and FHLMC Gold pools, at an average tax equivalent yield of 3.35%, were at a net unrealized loss position of $480,000 at December 31, 2013. Mortgage-backed investments totaling $444,000 were at an unrealized loss position for 12 consecutive months or more. Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013. The total carrying value of $18.9 million represents 15.8% of the total investment portfolio. GSE mortgage-backed securities held by the Company are primarily held for investment purposes at the Company’s Nevada investment subsidiary.

Municipal securities from a variety of sources, with an average tax equivalent yield of 5.35%, were at a net unrealized loss position of $587,000 at December 31, 2013. The portfolio is comprised of both general obligation (GO) bonds and revenue bonds. Municipal investments totaling $540,000 were at an unrealized loss position for 12 consecutive months or more. Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013. The total carrying value of $37.1 million represents 31.0% of the total investment portfolio. The Company reviews the credit quality of its municipal investment on an ongoing basis. Municipal investments held by the Company are primarily held for investment purposes, also at the Company’s Nevada investment subsidiary.

Corporate investments, comprised of three “Baa1” or higher rated corporate bonds (Moody’s rated), and two inactively traded trust preferred issues, were all at a net unrealized loss position at December 31, 2013. Both trust preferred investments have been at an unrealized loss position for 12 consecutive months or more, whereas the corporate bonds have not. Because the Company expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013. Total corporate and other investments, with total carrying value of $3.8 million, represent 3.1% of the total investment portfolio. Both issues of trust preferred securities represent some potential risk to the Company simply by virtue of their attributes. They are discussed individually below.

The ALESCO 9A class A2A (ALESCO 9A) investment and the Preferred Term Security XXVII, LTD class A-1 (PRETSL XXVII) investment are both thinly traded. Both issues are backed by financial institutions and insurance companies, and the current pricing reflects inactivity in the markets for trust preferred issues. As the national economic woes have continued, some of the underlying financial institutions have defaulted on or deferred interest payments. Some curing of these defaults has occurred as conditions improve. While these defaults/deferrals may negatively affect the lower tranches of the issues, the Bank holds the top tranche of PRETSL XXVII and the second highest tranche of ALESCO 9A. Management believes that the collateralization levels on these issues are still more than adequate for the Bank to be protected. Both cash flow and other analysis, performed by independent third party analysts and reviewed by management, indicate that it is more than likely that these investments will continue to maturity, and are thus only temporarily impaired. Cash flow analysis indicates that full payment of the tranches held by the Bank is expected by maturity, if not before.

In November 2007, the Company purchased $1.0 million face value of ALESCO 9A trust preferred stock at a price of $88.81 ($888,100). At December 31, 2013, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $520,000 and at an amortized cost on that date of $907,000. The net unrealized loss on this investment at December 31, 2013 was $387,000. These figures as of December 31, 2012 were: market value of $438,000, amortized cost of $903,000, and net unrealized loss of $465,000, indicating improvement period to period. The 2012 levels were all improvements over 2011, indicating a trend of improvement in the investment. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A2A, the projected cash flows as of December 31, 2013, which indicate that the Company will receive all contractual payments on or before maturity, and the current collateral position of the tranche, 126.4%, which while below the trigger collateralization of 146.20%, still reflects sufficient coverage for the tranche. The interest coverage ratio is 340.6%, on a trigger amount of 125.00%, indicating strong coverage for interest payments to the “A” tranche. Because the Company does not intend to sell this investment and because it is not “more likely than not” that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013.

In February 2008, the Company purchased $1.0 million face value of PRETSL XXVII trust preferred stock at a price of $90.00 ($900,000). At December 31, 2013, this investment was priced by a third party pricing service and was carried on the Company’s books at a market value of $749,000 and at an amortized cost on that date of $755,000. The net unrealized loss on this investment at December 31, 2013 was $6,000. These figures as of December 31, 2012 were: market value of $759,000, amortized cost of $815,000, and net unrealized loss of $56,000, indicating improvement period to period. The investment has received quarterly pay down of principal for the entire period the Company has held the investment. The Company has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, A-1, the current collateral position of the tranche, 164.5%, and the projected cash flows as of December 31, 2013, which indicate that the Company will receive all contractual payments on or before maturity. Because the Company does not intend to sell this investment and because it is not “more likely than not” that the Company will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013.

Loan Portfolio. For the twelve-month period ended December 31, 2013, net loans, excluding loans held for sale, increased from $305.5 million at December 31, 2012 to $316.2 million at December 31, 2013, an increase of $10.7 million or 3.5%. This increase was a result of strong loan origination activity during the second and third quarter of 2013.

Real estate owned as a result of foreclosure at December 31, 2013 totaled $155,000 as compared to $1.6 million at the same point in 2012, a decrease of $1.5 million period to period. Foreclosure activity continued at a lesser level than prior years, as $915,000 of real estate collateral for non-performing loans transferred to real estate owned and held for sale (REO), down from $2.0 million the year before. The Company closely monitors the values of these properties, and additional charge downs were taken as necessary based on current fair value information such as appraisal data and pending sales offers. Losses on real estate held for sale for the year ended December 31, 2013 were $425,000, due primarily to a single $310,000 write-down on a piece of development property, which was sold later during the year. This compared to $577,000 of losses on real estate held for sale for the year ended December 31, 2012.

Sales of loans into the secondary market continued to be strong during 2013, though less than the previous two years as refinance activity slowed. Proceeds from sales for 2013 were $23.3 million as compared to proceeds of $33.4 million for 2012. Sales into the secondary market are an important source of noninterest income for the Company.

 The Company’s consolidated allowance for loan losses totaled $4.5 million at December 31, 2013, as compared to $3.6 million at December 31, 2012. Provision expense of $932,000 for 2013 was down from the comparable expense for 2012 of $1.4 million. Charge-offs, net of recoveries, for the year ended December 31, 2013 were a net recovery of $14,000. This compares to net charge-offs of $1.8 million for 2012. Net charge-offs for the year ended December 31, 2012 were primarily comprised of properties that have labored through the foreclosure process, most for as long as two to three years, and included the charge-off of approximately $1.0 million of specific reserves established in prior years.

The allowance for loan losses represented 1.41% of total loans as of December 31, 2013 as compared to 1.15% as of December 31, 2012. Reserves established during 2013 for loans acquired with deteriorated credit quality in the acquisition of Dupont State Bank represent $264,000, or .06% of the total allowance, at December 31, 2013 of $4.5 million. In compliance with accounting standards for acquired loans, no loan loss allowance was carried forward in the acquisition of Dupont State Bank. However, fair value adjustments recorded at the time of acquisition included a discount for the credit quality on the acquired loans. The Company reviews the credit quality of the acquired loan portfolio quarterly. Deterioration beyond what was identified at acquisition is reserved through a charge to the allowance, as indicated above.

Delinquent loans 30 or more days past due as of December 31, 2013 were $5.6 million, nearly identical to the total at December 31, 2012. Delinquent loans as a percent of net loans at December 31, 2013 was 1.78%, down from the 1.82% at the same point in 2012, reflective of improvements in loan quality and the economy in general. Both of these levels compare quite positively to levels of 4.23% and 4.59% for fiscal years 2011 and 2010, respectively.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of December 31, 2013 were $11.5 million, compared to $10.9 million at December 31, 2012. Non-performing loans as a percent of net loans were 3.64% and 3.55%, respectively, for those periods. Non-performing loans are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured. The total of non-performing loans and loans performing under a troubled debt restructuring agreement as of December 31, 2013 was $15.4 million, or 4.87% of net loans. This compares to $14.7 million and 4.82% of net loans at the same date in 2012.

Risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and in increasing requirements for amount and type of collateral securing the debt. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2013, those trends had improved locally, regionally, and nationally, with unemployment rates lower on average from the 2012 and 2011 rates.

Management believes the level of the allowance at December 31, 2013 to be adequate based upon historical experience, the volume and type of lending conducted by the Company and current delinquency levels. However, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Company’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Other Assets. Other significant changes in assets during the period were primarily the result of deferred tax assets recorded as a result of the decline in the market value of available-for sale-securities, $1.0 million as of December 31, 2013 as compared to a net liability in 2012. A receivable for death benefit proceeds payable under the Company’s Bank-owned life insurance program, in the amount of $256,000, contributed to a lesser degree as did slight increases in prepaid expenses. Assets acquired in the acquisition of the Osgood branch did not materially affect total assets.

Deposits. Deposits totaled $395.0 million at December 31, 2013, an increase of $10.7 million, or 2.8%, from total deposits of $384.3 million at December 31, 2012. A portion of the increase in deposits was the result of the acquisition of the Osgood, Indiana branch from Old National Bank. That transaction included demand deposits of $3.9 million and certificate of deposit accounts of $2.5 million.

The shift from certificates of deposit and interest-bearing demand deposits to noninterest-bearing accounts experienced during the last two years stabilized during 2013. The change in balances from December 31, 2012 to December 31, 2013 included noninterest-bearing deposit accounts, which increased $7.0 million, or 17.3%, from $40.5 million to $47.5 million; savings and interest-bearing demand deposit accounts, which increased $16.2 million, or 8.3%, from $194.3 million to $210.5 million; and certificate of deposit accounts, which decreased $12.4 million, or 8.3%, from $149.4 million to $137.0 million.

Borrowings. Amounts borrowed by the Company remained constant period to period at $49.7 million. Advances from the FHLB represent the largest portion of those balances at $42.5 million at both period ends. The average cost of borrowings for the year ended December 31, 2013 was 3.58% (on an average balance of $52.1 million) as compared to 3.67% (on an average balance of $63.2 million) for 2012. The FHLB is the Company’s primary source of wholesale funding. Borrowing costs of $1.9 million for 2013 compared to $2.3 million for 2012.

Stockholders’ Equity. Stockholders’ equity totaled $34.5 million at December 31, 2013, a decrease of $1.1 million, or 3.1%, from the $35.6 million at December 31, 2012. The decrease was primarily due to the above-mentioned net unrealized loss on available-for-sale securities, with accumulated other comprehensive income of $1.9 million as of December 31, 2012 replaced by accumulated other comprehensive loss of $1.8 million a year later, a net swing of $3.7 million. This change was offset by earnings of $4.4 million. The Company paid slightly less than $2.0 million in dividends to preferred and common shareholders. Dividends to common shareholders for 2013 were $1.05 per share, higher than prior years as the Company paid a special dividend of $.21 per common share in December of 2013.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2013, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General

River Valley’s net income for the year ended December 31, 2013, totaled $4.4 million, an increase of $428,000, or 10.7%, from net income of $4.0 million reported for the same period in 2012. The change in income period to period was primarily the result of the November, 2012 acquisition of Dupont State Bank and of overall economic improvement in the market areas serviced by the Company.

Total interest income increased $2.1 million, or 12.0%, from $17.5 million for the twelve months ended December 31, 2012 to $19.6 million for the same period in 2013, a result of the addition of the acquired loans from Dupont State Bank and stabilization of delinquency levels. Yields on interest-earning assets declined over the period, 4.32% for the twelve-month period ended December 31, 2013 as compared to 4.43% for the prior twelve months, reflecting the lower average yields on both available-for-sale securities and newly originated loans.

Assisting the increase in net interest income was a decrease in interest expense, with interest expense for the twelve months ended December 31, 2013 of $4.2 million down $834,000, or 16.7%, from the $5.0 million for the twelve-month period in 2012. Comparing the two periods, deposit and borrowing average costs of funds dropped from 1.43% for the twelve-month period ended December 31, 2012 to 1.05% for the same period in 2013. These changes benefited the Company during the year, with net interest income of $15.5 million as compared to $12.5 million at the same point in 2012, an increase of $3.0 million, or 24.0%. Provision expense declined year to year, to $932,000 for the twelve months ended December 31, 2013, as compared to $1.4 million for the same period a year before.

Other significant factors affecting net income for the year ended December 31, 2013 were income from the sale of loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation, accompanied by increased customer-related income, offset by increases in salaries, benefits, and overhead costs, all associated with the acquisition of four branches.

With the increase in pre-tax income, income tax expense increased, with the effective tax rate for 2012 of 17.6% increasing to 24.7% for 2013. Income from municipal investments held at the Company’s Nevada subsidiaries, tax exempt loans, and increases in the cash surrender value of Bank-owned life insurance continue to contribute to the effective tax rate as the percentage of non-taxable income to total income declined in 2013 as compared to 2012.

Net Interest Income

Total interest income for the year ended December 31, 2013, was $19.6 million, an increase of $2.1 million, or 12.0%, from the 2012 total of $17.5 million. The average balance of interest-earning assets outstanding year-to-year increased by $58.5 million, or 14.8%, as loan receivables and available-for-sale investment balances increased, primarily as a result of the Dupont State Bank acquisition in late 2012.

The average balance of loans receivable for the twelve-month period ended December 31, 2013 increased 16.3%, or $43.4 million, over the same period in 2012, again due to the acquired loan portfolio. Despite a modest decline in yields, 5.35% for the twelve months ended December 31, 2013 as compared to 5.48% for the same period in 2012, interest income from loans receivable increased 13.8%, to $16.5 million for the year ended December 31, 2013, from $14.5 million for the year ended December 31, 2012.

The average balance of investments increased $12.9 million, from $110.2 million in 2012 to $123.1 million in 2013. Interest income on investment securities increased slightly from $2.8 million for the year ended December 31, 2012 to $2.9 million for the same period in 2013, as the increase in average balances was not able to overcome the dramatic decline in yields, with the average yield for 2013 of 2.36% as compared to 2.54% in 2012. As in 2012, the Company took advantage of gain positions on some investments, with gain on sale for 2012 of $997,000 compared to $211,000 for 2013. Investments held at the Bank level are held primarily for liquidity purposes, whereas longer termed asset-backed and municipal securities, used for investment purposes, are held at a Nevada subsidiary.

Interest-earning deposits held by the Company increased year over year, with the average balance of those deposits being $17.0 million for 2013, as compared to $15.2 million for 2012. Income from interest-earning deposits was $36,000 for 2013 as compared to $35,000 for 2012.

For the year ended December 31, 2013, total interest expense was $4.2 million, a significant drop of $834,000, or 16.0%, from the $5.0 million for the year ended December 31, 2012. Interest expense for the Company is comprised of interest on funds deposited with the Company and expense on borrowings by the Company.

The average balance of total deposits increased from $317.6 million at December 31, 2012 to $391.5 million at December 31, 2013, an increase of $73.9 million, or 23.3%. The average balance of interest-bearing deposits increased from $286.1 million at December 31, 2012 to $345.4 million at December 31, 2013, an increase of $59.3 million, or 20.7%. However, the effect of the increase in average balances was insignificant in the face of declines in rates paid on those deposits. The average cost of interest-bearing deposits dropped from 0.94% to 0.67%, 2012 to 2013, with total interest expense on deposits for the year ended December 31, 2013 at $2.3 million, down $377,000, or 14.8%, from the $2.7 million for the year ended December 31, 2012.

Over the same period, the cost of borrowings decreased from 3.67% to 3.58%, and the amount of interest expense decreased by $457,000, or 19.7%, as borrowings were repaid with excess funds from deposits. Total interest expense for borrowings for the year ended December 31, 2013 was $1.9 million, as compared to $2.3 million for the same period ended 2012. The average balance of borrowings for the twelve months ended December 31, 2013 was $52.1 million as compared to $63.2 million the year before. Borrowings of the Company are comprised primarily of advances from the FHLB, as discussed above.

In summary, during the year ending December 31, 2013, the cost of interest-bearing deposits and borrowings dropped to a greater extent than the yields on interest-earning assets. Those changes, in conjunction with the addition of acquired assets and liabilities, benefited net interest income in total. Net interest income for the year ended December 31, 2013 was $15.5 million, up $3.0 million, or 24.0%, from the $12.5 million for the same period ending December 31, 2012.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Company’s market area, and other factors related to the collectibility of the Company’s loan portfolio. As a result of such analysis, management recorded a $932,000 provision for losses on loans for the twelve months ended December 31, 2013, as compared to $1.4 million for the same period in 2012. The Company is diligent in assessing the status of problem loans, including those in the lengthy process of foreclosure. Delinquencies in total stabilized, despite the addition of acquired loans, some with credit impairment. Foreclosures pending during the last 12 to 18 months have been resolved, resulting in a decline in charge-offs and real estate held for sale due to foreclosure. The average delinquency rate for the fiscal year of 2013 was 3.26% as compared to 3.00% for fiscal year 2012 (prior to the addition of acquired loans) and 4.50% for fiscal years 2011 and 2010.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) plus troubled debt restructured loans as of December 31, 2013 were $15.4 million, compared to $14.7 million at December 31, 2012. Non-performing loans and troubled debt restructured loans as a percent of net loans were 4.87% and 4.82%, respectively, for those periods. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured. Of total non-performing loans, approximately $3.9 million represent troubled debt restructured loans that are performing.

While management believes that the allowance for losses on loans is adequate at December 31, 2013, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $1.4 million, or 24.1%, during the twelve months ended December 31, 2013 to $4.4 million, as compared to the $5.8 million reported for the same period in 2012. The decrease was due primarily to a bargain purchase gain of $988,000 related to the acquisiton of Dupont State Bank in the fourth quarter of 2012. Other notable changes affecting noninterest income include the following occurrences. Gain on sales of loans into the secondary market, primarily to Freddie Mac, decreased as refinancing activity slowed, yielding $732,000 for the twelve months ended December 31, 2013, as compared to $1.2 million for the same twelve months in 2012. Sales into the secondary market are a significant source of noninterest income for the Company. There was a significant decrease in gains on the sale of available-for-sale securities, recording $211,000 for the twelve months ended December 31, 2013, as compared to $997,000 for the same period in 2012. Security sales in 2012 were used primarily to take advantage of gain positions at that time and to offset the expense of the Dupont State Bank acquisition. Finally, we experienced a decrease in net losses on other real estate owned, $425,000 for the twelve-month period ended December 31, 2013, as compared to $577,000 for the same period in 2012, a change of $152,000, reflecting decreased levels of real estate owned activity.

Additional increases in other income related primarily to the new service areas gained in the acquisition of Dupont State Bank, specifically in Jennings and Jackson Counties Indiana. Income from service charges, such as that for overdraft of deposit accounts, increased over the period, from $2.1 million for the twelve-month period ending December 31, 2012 to $2.6 million for the same period ending December 31, 2013. Fees relative to automated teller machines (ATMs) and debit card usage, $454,000 for the twelve-month period ending December 31, 2012, increased by 37.9% to $626,000 for the same period in 2013, primarily due to customers added in the branch acquisitions of 2012 and 2013. Income such as service charge and fee income is dependent upon consumer practices and somewhat upon regulatory pressures to reduce such fees. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses

Total other expenses increased $1.0 million, or 8.6%, from December 31, 2012 to December 31, 2013. Increases were experienced in several financial statement lines. The most significant financial statement changes, both increases and decreases, are as follows.

Salaries and employee benefits increased 16.7% period to period, from $6.0 million for the twelve months ended December 31, 2012 to $7.0 million for the same period in 2013. This reflects the addition of professional and branch personnel and increases in benefits, including health insurance increases.

A prepayment penalty to the Federal Home Loan Bank of Indianapolis in the amount of $392,000 was recognized in relation to the prepayment of $12.5 million of advances during 2012. In 2013, $13,000 was recorded as a prepayment penalty on $5.0 million of advances prepaid, a significant decrease from 2012.

Acquisition costs decreased $298,000 from $382,000 for the twelve months ended December 31, 2012 to $84,000 for the same period in 2013.

Other administrative costs, including business services, office supply costs, data processing fees, and net occupancy and equipment, increased for the twelve months ended December 31, 2013 as compared to the same period in 2012, reflecting the addition of four branches from the Dupont State Bank and Osgood acquisitions.

Income Taxes

Tax expense of $1.5 million was recorded for the twelve-month period ended December 31, 2013, as compared to $859,000 for the comparable period in 2012. For the 2013 period, the Company had pre-tax income of $5.9 million, as compared to $4.9 million for the 2012 period. The increase in taxable income as a percent of total income was responsible for the increase in the effective tax rate. The effective tax rate was 24.7% for the twelve-month period ended December 31, 2013, as compared to 17.6% for the same period in 2012. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments, tax exempt loans and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

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

	Year Ended December 31,
	2013			2012			2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$16,955	$36	0.21%	$15,152	$35	0.23%	$15,722	$34	0.22%
Other securities (1)	80,336	1,979	2.46	74,088	1,877	2.53	57,787	1,644	2.84
Mortgage-backed securities (1)	42,760	926	2.17	36,130	922	2.55	31,394	1,105	3.52
Loans receivable (2)	309,045	16,519	5.35	265,571	14,544	5.48	263,209	14,818	5.63
FHLB stock	4,595	161	3.50	4,288	132	3.08	4,339	111	2.56
Total interest-earning assets	453,691	19,621	4.32	395,229	17,510	4.43	372,451	17,712	4.76
Noninterest earning assets, net of allowance for loan losses	28,220			24,193			23,723
Total assets	$481,911			$419,422			$396,174
Liabilities/stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$106,140	$453	0.43%	$83,489	$444	0.53%	$72,383	452	0.62%
Savings deposits	97,601	181	0.19	80,287	288	0.36	77,565	507	0.65
Certificates of deposit	141,617	1,668	1.18	122,316	1,947	1.59	120,084	2,499	2.08
FHLB advances and other borrowings	52,134	1,864	3.58	63,175	2,321	3.67	64,884	2,365	3.64
Total interest-bearing liabilities	397,492	4,166	1.05	349,267	5,000	1.43	334,916	5,823	1.74
Other liabilities	49,421			35,910			28,479
Total liabilities (3)	446,913			385,177			363,395
Total equity	34,998			34,245			32,779
Total liabilities and equity	$481,911			$419,422			$396,174
Net interest-earning assets	$56,199			$45,962			$37,535
Net interest income		$15,455			$12,510			$11,889
Interest rate spread (4)			3.27%			3.00%			3.02%
Net yield on weighted average interest-earning assets (5)			3.41%			3.17%			3.19%
Average interest-earning assets to average interest-bearing liabilities			114.14%			113.16%			111.21%

(1)	Includes securities available for sale at fair value.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes noninterest demand deposit accounts of $46,166, $31,464 and $25,418.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$14	$16	$30	$(2)	$24	$22
Investment securities	310	(204)	106	577	(527)	50
Loans receivable, net	2,331	(356)	1,975	132	(406)	(274)
Total	2,655	(544)	2,111	707	(909)	(202)
Interest-bearing liabilities:
Deposits	437	(814)	(377)	127	(906)	(779)
FHLB advances and other borrowings	(396)	(61)	(457)	(63)	19	(44)
Total	41	(875)	(834)	64	(887)	(823)
Change in net interest income	$2,614	$331	$2,945	$643	$(22)	$621

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

At December 31, 2013, the Bank had commitments to originate loans totaling $5.8 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $48.1 million.

At December 31, 2013, the Bank had $1.2 million in commitments to sell loans.

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Company considers the Bank’s liquidity and capital resources sufficient to meet outstanding short- and long-term needs.

The Company’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Company’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)

Cash flows from operating activities	$6,565	$5,414	$5,862

Cash flows from investing activities:
Net cash received in bank/branch acquisitions	6,250	9,193	-
Net change in interest-bearing deposits	(1,984)	-	-
Purchase of securities	(53,493)	(45,974)	(47,826)
Proceeds from maturities of securities	18,101	25,762	10,533
Proceeds from sales of securities	23,483	24,162	10,201
Net loan originations	(12,145)	(3,868)	4,658
Proceeds from sale of real estate acquired through foreclosure	1,941	2,686	2,024
Other	(540)	(390)	(773)

Cash flows from financing activities:
Net increase in deposits	4,413	729	18,889
Net decrease in borrowings	-	(15,500)	-
Purchase of stock	-	(3)	(55)
Other	(1,499)	(1,773)	(1,587)

Net increase (decrease) in cash and cash equivalents	$(8,908)	$438	$1,926

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a Tier 1 capital requirement, a core capital requirement, and a risk-based capital requirement. See Footnote 16 to the Consolidated Financial Statements.

The Bank exceeded all of the regulatory capital requirements at December 31, 2013. The following table summarizes the regulatory capital requirements and regulatory capital of the Bank at December 31, 2013:

	Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets	Amount	Amount of Excess
	(Dollars in thousands)

Total capital to risk-weighted assets	8.00%	$26,164	14.04%	$45,925	$19,761
Tier I capital to risk weighted assets	4.00%	$13,082	12.79%	$41,831	$28,749
Tier I capital to average assets	4.00%	$19,265	8.69%	$41,831	$22,566

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

River Valley Bancorp
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
March 18, 2014

River Valley Bancorp
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$4,366	$3,675
Interest-bearing demand deposits	3,913	8,732
Federal funds sold	1,965	6,745
Cash and cash equivalents	10,244	19,152
Interest-bearing deposits	1,984	-
Investment securities available for sale	119,887	113,770
Loans held for sale	341	394
Loans, net of allowance for loan losses of $4,510 and $3,564	316,228	305,518
Premises and equipment, net	10,775	10,905
Real estate, held for sale	155	1,610
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	2,178	2,292
Cash value of life insurance	10,230	10,161
Goodwill	200	79
Core deposit intangibles	428	518
Other assets	5,592	3,861
Total assets	$482,837	$472,855

Liabilities
Deposits
Noninterest-bearing	$47,499	$40,516
Interest-bearing	347,516	343,739
Total deposits	395,015	384,255
Borrowings	49,717	49,717
Interest payable	270	362
Other liabilities	3,371	2,934
Total liabilities	448,373	437,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock - liquidation preference $1,000 per share - no par value
Authorized – 2,000,000 shares
Issued and outstanding – 5,000 shares	5,000	5,000
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 1,532,306 and 1,524,872 shares	7,824	7,700
Retained earnings	23,463	20,990
Accumulated other comprehensive income (loss)	(1,823)	1,897
Total stockholders’ equity	34,464	35,587
Total liabilities and stockholders’ equity	$482,837	$472,855

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
Years Ended December 31, 2013 and 2012

	2013	2012
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$16,519	$14,544
Investment securities	2,905	2,799
Interest-earning deposits and other	197	167
Total interest income	19,621	17,510

Interest Expense
Deposits	2,302	2,679
Borrowings	1,864	2,321
Total interest expense	4,166	5,000

Net Interest Income	15,455	12,510
Provision for loan losses	932	1,382

Net Interest Income After Provision for Loan Losses	14,523	11,128

Other Income
Service fees and charges	2,582	2,142
Net realized gains on sale of available-for-sale securities (includes $211 and $997, respectively, related to accumulated other comprehensive income (loss))	211	997
Net gains on loan sales	732	1,153
Interchange fee income	626	454
Increase in cash value of life insurance	275	306
Loss on real estate held for sale	(425)	(577)
Bargain purchase gain on Dupont State Bank acquisition	-	988
Other income	430	306
Total other income	4,431	5,769

Other Expenses
Salaries and employee benefits	6,966	5,953
Net occupancy and equipment expenses	1,890	1,480
Data processing fees	514	454
Advertising	478	399
Mortgage servicing rights	215	270
Professional fees	392	362
Federal Deposit Insurance Corporation assessment	397	362
Loan-related expenses	511	522
Acquisition expense	84	382
Prepayment penalties on FHLB advances	13	392
Other expenses	1,596	1,450
Total other expenses	13,056	12,026

Income Before Income Tax	5,898	4,871
Income tax expense (includes $72 and $346, respectively, related to accumulated other comprehensive income (loss))	1,458	859

Net Income	4,440	4,012
Preferred stock dividends	362	362

Net Income Available to Common Stockholders	$4,078	$3,650

Basic Earnings per Common Share	$2.67	$2.40

Diluted Earnings per Common Share	$2.66	$2.40

Dividends per Share	$1.05	$0.84

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013 and 2012

	2013	2012
	(In Thousands)

Net Income	$4,440	$4,012
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax benefit (expense) of $(2,000) and $391	(3,581)	731
Less: Reclassification adjustment for gains included in net income, net of tax expense of $72 and $346	139	651
	(3,720)	80

Comprehensive Income	$720	$4,092

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013 and 2012

					Accumulated
					Other
		Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
	(In Thousands, Except Share Amounts)

Balances, January 1, 2012		$5,000	$7,523	$18,617	$1,817	$32,957
Net income				4,012		4,012
Other comprehensive income					80	80
Cash dividends ($.84 per common share)				(1,277)		(1,277)
Exercise of stock options			140			140
Stock option expense			6			6
Contribution to stock benefit plans			(3)			(3)
Amortization of expense related to stock compensation plans			34			34
Cash dividends (preferred shares)				(362)		(362)
Common stock outstanding	1,524,872
Preferred stock outstanding	5,000
Balances, December 31, 2012		5,000	7,700	20,990	1,897	35,587

Net income				4,440		4,440
Other comprehensive loss					(3,720)	(3,720)
Cash dividends ($1.05 per common share)				(1,605)		(1,605)
Exercise of stock options			108			108
Stock option expense			5			5
Amortization of expense related to stock compensation plans			11			11
Cash dividends (preferred shares)				(362)		(362)
Common stock outstanding	1,532,306
Preferred stock outstanding	5,000
Balances, December 31, 2013		$5,000	$7,824	$23,463	$(1,823)	$34,464

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012

	2013	2012
	(In Thousands)
Operating Activities
Net income	$4,440	$4,012
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	932	1,382
Bargain purchase gain on Dupont State Bank acquisition	-	(988)
Depreciation and amortization	778	677
Deferred income tax	(32)	411
Investment securities gains	(211)	(997)
Loans originated for sale in the secondary market	(22,703)	(32,833)
Proceeds from sale of loans in the secondary market	23,298	33,371
Gain on sale of loans	(732)	(1,153)
Amortization of net loan origination cost	154	141
Amortization of expense related to stock benefit plans RRP	11	34
Net amortization (accretion) relative to purchased loans	(566)	60
Loss on real estate held for sale	425	577
Net change in
Interest receivable	114	68
Interest payable	(92)	(108)
Prepaid Federal Deposit Insurance Corporation assessment	(703)	(338)
Other adjustments	1,452	1,098
Net cash provided by operating activities	6,565	5,414

Investing Activities
Net cash received in bank/branch acquisitions	6,250	9,193
Net change in interest-bearing deposits	(1,984)	-
Purchases of securities available for sale	(53,493)	(45,974)
Proceeds from maturities of securities available for sale	18,101	25,762
Proceeds from sales of securities available for sale	23,483	24,162
Net change in loans	(12,145)	(3,868)
Proceeds from sale of real estate acquired through foreclosure	1,941	2,686
Purchases of premises and equipment	(575)	(331)
Other investing activities	35	(59)
Net cash provided by (used in) investing activities	(18,387)	11,571

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, and savings deposits	19,253	10,667
Certificates of deposit	(14,840)	(9,938)
Proceeds from FHLB advances	23,000	-
Repayment of FHLB advances	(23,000)	(15,500)
Cash dividends	(1,646)	(1,957)
Proceeds from exercise of stock options	108	140
Advances by borrowers for taxes and insurance	39	41
Net cash provided by (used in) financing activities	2,914	(16,547)

Net Change in Cash and Cash Equivalents	(8,908)	438
Cash and Cash Equivalents, Beginning of Year	19,152	18,714
Cash and Cash Equivalents, End of Year	$10,244	$19,152

Additional Cash Flows and Supplementary Information
Interest paid	$4,258	$5,108
Income tax paid, net of refunds	1,595	659
Transfers to real estate held for sale	915	2,048
Liabilities assumed, net of non-cash assets acquired in acquisition	6,245	2,505

See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of River Valley Bancorp (Holding Company) and its wholly owned subsidiary, River Valley Financial Bank (Bank) and the Bank’s wholly owned subsidiaries, Madison 1st Service Corporation (First Service), RVFB Investments, Inc. (RVFB Investments), RVFB Holdings, Inc. (RVFB Holdings), and RVFB Portfolio, LLC (RVFB Portfolio) (collectively referred to as “Company”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift and banking industry. The more significant of the policies are described below.

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

The Holding Company is a bank holding company whose principal activity is the ownership and management of the Bank. Until November 9, 2012, the Bank operated under a federal thrift charter, and thereafter, as part of the acquisition and merger with Dupont State Bank, it converted to an Indiana state commercial bank. The Bank provides full banking services, in a single significant business segment. The Holding Company is regulated and supervised by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Bank is regulated by the Indiana Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC).

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

Cash equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted of cash accounts with other financial institutions and federal funds sold.

At December 31, 2013, the Company’s cash accounts exceeded federally insured limits by approximately $3.2 million. Included in this amount is approximately $827,000 with the Federal Reserve Bank and $325,000 with the Federal Home Loan Bank of Indianapolis. An additional $1.2 million was held, pending investment purchases, in fully insured deposits with the Company’s investment brokers.

Interest-Bearing Deposits - At December 31, 2013, the Company held longer-term investments totaling $2.0 million in the form of certificates of deposit, with maturities ranging from 24 to 36 months. All of these deposits were fully insured by the FDIC. The Company held no such deposits at December 31, 2012.

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
December 31, 2013 and 2012
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

The Company’s consolidated statement of operations as of December 31, 2013, would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell, and it is not more likely than not that the Company will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Company did not record any other-than-temporary impairment during the years ended December 31, 2013 and 2012.

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Company charges off one-to-four family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of one-to-four family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge-down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

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

Interest income on credit-impaired loans purchased in an acquisition is allocated to income as accretion on those loans, over the life of the loan.

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

The allowance for loan losses is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of several factors, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior five years. Previously, management utilized a three-year historical loss experience methodology. Given the loss experiences of financial institutions over the last five years, management believes it is appropriate to utilize a five-year look-back period for loss history and made this change effective in 2013. Other adjustments (qualitative or environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The phrase “more likely than not” means a likelihood of more than 50%; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2009.

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

Reclassifications of certain amounts in the 2012 consolidated financial statements have been made to conform to the 2013 presentation.

Note 2: Acquisitions

On November 22, 2013, the Company completed the acquisition of the deposit relationships, real estate and fixed assets of the Osgood, Indiana branch office of Old National Bank, a national banking association. Cash proceeds of $6.3 million were received in the transaction, representing the net book value of the real and personal property acquired and a 2% premium on deposits, as reduced by the deposits assumed at closing. Customer deposits acquired in the transaction totaled $6.5 million, and goodwill recognized in the transaction was $124,000. No loans were acquired in this transaction.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The fair value of the assets acquired, liabilities assumed, and the purchase price for the Osgood, Indiana branch acquisition was allocated as follows:

Consideration: Cash paid	$129
Fair value of assets acquired:
Cash and cash equivalents	6,379
Property and equipment	73
Core deposit intangible	11
Other assets	1
Total assets acquired	6,464
Fair value of liabilities assumed:
Deposits	6,455
Interest payable	2
Other liabilities	2
Total liabilities assumed	6,459

Goodwill	$124

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

Based on independent, third party valuation of the fair value of those assets acquired, and liabilities assumed, the purchase price for the Dupont State Bank acquisition was allocated as follows:

Consideration: Cash paid	$5,700
Fair value of assets acquired:
Cash and cash equivalents	14,893
Investment securities available for sale	12,139
Loans	52,125
Property and equipment	3,160
Federal Home Loan Bank stock	369
Real estate, held for sale	334
Core deposit intangible	514
Interest receivable	364
Other assets	1,243
Total assets acquired	85,141
Fair value of liabilities assumed:
Deposits	78,300
Interest payable	69
Other liabilities	84
Total liabilities assumed	78,453

Bargain purchase gain	$(988)

At the time of acquisition, the fair value of the assets acquired from Dupont State Bank included loans with a fair value of $52,125,000. The gross principal and contractual interest due under the contracts was $53,982,000, of which $2,960,000 was expected to be uncollectible.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The contributed revenues and net income of the acquired business for the period from November 9, 2012 to December 31, 2012 is not available as separate financial information was not maintained.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2012:

Pro Forma Year Ended December 31, 2012

Revenue (interest income and other income)	$25,863
Net income	3,657

The pro forma revenue and net income for the year ended December 31, 2012, excludes the bargain purchase gain of $988,000 recognized in 2012. In addition, the pro forma net income for the year ended December 31, 2012 excludes acquisition expenses of $382,000.

As a result of these two acquisitions, and the addition of three market areas, the Company has an opportunity to expand both lending and deposit services. Cost savings are expected through economies of scale and consolidation of operating centers. For the twelve-month period ended December 31, 2013, the Company had approximately $84,000 in costs relative to the acquisitions. Acquisition expense for the same period ended December 31, 2012, was $382,000.

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

The carrying amount of those loans included in the balance sheet as loans receivable at December 31, 2013 and December 13, 2012 were:

	December 31, 2013	December 31, 2012

Construction/Land	$713	$750
One-to-four family residential	1,812	2,149
Multi-family residential	685	685
Nonresidential real estate and agricultural land	1,124	1,523
Commercial	26	64
Consumer and other	38	51
Outstanding balance of acquired credit-impaired loans	4,398	5,222

Fair value adjustment for credit-impaired loans	(1,541)	(2,119)
Carrying balance of acquired credit-impaired loans	$2,857	$3,103

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Accretable yield, or income expected to be collected is as follows:

Balance at January 1, 2012	$-
Additions	750
Accretion	(77)
Reclassification from non-accretable difference	-
Disposals	-
Balance at December 31, 2012	673

Balance at January 1, 2013	673
Additions	-
Accretion	(510)
Reclassification from non-accretable difference	1,182
Disposals	-
Balance at December 31, 2013	$1,345

Loans acquired during 2012 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

Contractually required payments receivable at acquisition:
Construction/Land	$750
One-to-four family residential	2,193
Multi-family residential	687
Nonresidential real estate and agricultural land	1,530
Commercial	73
Consumer and other	52
Total required payments receivable	$5,285

Cash flows expected to be collected at acquisition	$3,838

Basis in acquired loans at acquisition	$3,088

Note 4: Restriction on Cash and Due from Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013 was $1,285,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 5: Investment Securities

The amortized cost and approximate fair values of securities as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$38,075	$224	$(1,086)	$37,213
State and municipal	37,709	748	(1,335)	37,122
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	42,782	176	(1,157)	41,801
Corporate	4,164	-	(413)	3,751
Total investment securities	$122,730	$1,148	$(3,991)	$119,887

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$42,581	$849	$(21)	$43,409
State and municipal	29,331	1,865	(34)	31,162
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	35,258	774	(10)	36,022
Corporate	3,652	47	(522)	3,177
Total investment securities	$110,822	$3,535	$(587)	$113,770

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The amortized cost and fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value

Within one year	$6,755	$6,816
One to five years	13,152	13,270
Five to ten years	32,494	31,599
After ten years	27,547	26,401
	79,948	78,086
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	42,782	41,801
Totals	$122,730	$119,887

No securities were pledged at December 31, 2013 or at December 31, 2012 to secure FHLB advances. Securities with a carrying value of $22,828,000 and $18,826,000 were pledged at December 31, 2013 and 2012 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale at December 31, 2013 and December 31, 2012 were $23,483,000 and $24,162,000. Gross gains of $490,000 and $1,034,000 resulting from sales and calls of available-for-sale securities were realized during the respective periods. Losses totaling $279,000 were realized from sales and calls of available-for-sale securities during 2013, and losses totaling $37,000 were realized from sales and calls of available-for-sale securities during 2012.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012, were $76,903,000 and $11,879,000, which is approximately 64.1% and 10.4% of the Company’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

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
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$21,518	$(962)	$1,876	$(124)	$23,394	$(1,086)
State and municipal	18,556	(1,271)	540	(64)	19,096	(1,335)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,717	(1,131)	444	(26)	31,161	(1,157)
Corporate	2,732	(26)	520	(387)	3,252	(413)
Total temporarily impaired securities	$73,523	$(3,390)	$3,380	$(601)	$76,903	$(3,991)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$3,979	$(21)	$-	$-	$3,979	$(21)
State and municipal	3,856	(34)	-	-	3,856	(34)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	2,847	(10)	-	-	2,847	(10)
Corporate	-	-	1,197	(522)	1,197	(522)
Total temporarily impaired securities	$10,682	$(65)	$1,197	$(522)	$11,879	$(587)

Federal Agencies

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

State and Municipal

The unrealized losses on the Company’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Company’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Corporate Securities

The unrealized losses on the Company’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Company. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at December 31, 2013 of $387,000 and $6,000, respectively. At December 31, 2012, the unrealized losses on these two investments were $465,000 and $56,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Baa3 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Company. The Company has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Company, the collateral coverage position of the tranches, limited number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.35% of the book value of the Company’s investment portfolio and approximately 1.1% of market value. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Company expects to receive all contractual cash flows related to these investments. Based upon these factors, the Company has determined these securities are not other-than-temporarily impaired at December 31, 2013.

Note 6: Loans and Allowance

The Company’s loan and allowance polices are discussed in Note 1 above.

The following table presents the breakdown of loans as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012

Construction/Land	$24,307	$26,506
One-to-four family residential	137,298	137,402
Multi-family residential	16,408	19,988
Nonresidential and agricultural land	118,946	106,433
Commercial	24,741	19,549
Consumer and other	4,326	4,906
	326,026	314,784
Unamortized deferred loan costs	487	484
Undisbursed loans in process	(5,775)	(6,186)
Allowance for loan losses	(4,510)	(3,564)
Total loans	$316,228	$305,518

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The risk characteristics of each loan portfolio class are as follows:

Construction, Land and Land Development

The Construction, Land and Land Development segments include loans for raw land, loans to develop raw land preparatory to building construction, and construction loans of all types. Construction and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction and development loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest-rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

One-to-Four Family Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are usually owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. This segment also includes residential loans secured by non-owner-occupied one-to-four family residences. Management tracks the level of owner-occupied residential loans versus non-owner-occupied residential loans as a portion of our recent loss history relates to these loans. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Nonresidential (including agricultural land) and Multi-family Residential

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Nonresidential and multi-family residential real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Nonresidential and multi-family residential real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s nonresidential and multi-family residential real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates these loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied residential real estate loans versus non-owner-occupied residential loans.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2013 and December 31, 2012, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of December 31, 2013 and December 31, 2012.

	Construction/Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
Year Ended December 31, 2013
Balances at beginning of period:	$648	$1,423	$281	$1,078	$133	$1	$3,564
Provision for losses	109	565	123	(180)	181	134	932
Loans charged off	(99)	(245)	-	(182)	(140)	(177)	(843)
Recoveries on loans	18	6		754	15	64	857
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510

Year Ended December 31, 2012
Balances at beginning of period:	$1,016	$1,986	$65	$822	70	$44	$4,003
Provision for losses	(31)	493	216	619	63	22	1,382
Loans charged off	(341)	(1,136)	-	(366)	-	(89)	(1,932)
Recoveries on loans	4	80	-	3	-	24	111
Balances at end of period	$648	$1,423	$281	$1,078	$133	$1	$3,564

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
As of December 31, 2013 Allowance for losses:
Individually evaluated for impairment	$195	$552	$196	$97	$68	$-	$1,108
Collectively evaluated for impairment	481	1,101	110	1,305	120	21	3,138
Loans acquired with a deteriorated credit quality	-	96	98	68	1	1	264
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510
Loans:
Individually evaluated for impairment	$4,104	$5,917	$1,074	$4,096	$372	$-	$15,563
Collectively evaluated for impairment	19,866	130,100	14,834	114,145	24,354	4,307	307,606
Loans acquired with a deteriorated credit quality	337	1,281	500	705	15	19	2,857
Balances at end of period	$24,307	$137,298	$16,408	$118,946	$24,741	$4,326	$326,026

As of December 31, 2012 Allowance for losses:
Individually evaluated for impairment	$195	$310	$196	$-	$93	$-	$794
Collectively evaluated for impairment	453	1,113	85	1,078	40	1	2,770
Loans acquired with a deteriorated credit quality	-	-	-	-	-	-	-
Balances at end of period	$648	$1,423	$281	$1,078	$133	$1	$3,564
Loans:
Individually evaluated for impairment	$4,752	$4,517	$1,104	$3,278	$565	$12	$14,228
Collectively evaluated for impairment	21,453	131,465	18,433	102,292	18,946	4,864	297,453
Loans acquired with a deteriorated credit quality	301	1,420	451	863	38	30	3,103
Balances at end of period	$26,506	$137,402	$19,988	$106,433	$19,549	$4,906	$314,784

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category as of December 31, 2013 and December 31, 2012. Loans acquired from Dupont State Bank have been adjusted to fair value for the periods ending December 31, 2013 and December 31, 2012.

December 31, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction/Land	$24,307	$20,023	$33	$4,251	$-
1-4 family residential	137,298	124,765	4,144	7,691	698
Multi-family residential	16,408	14,798	44	1,566	-
Nonresidential	118,946	110,622	2,686	5,066	572
Commercial	24,741	24,341	8	316	76
Consumer	4,326	4,301	-	25	-
Total loans	$326,026	$298,850	$6,915	$18,915	$1,346

December 31, 2012	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction/Land	$26,506	$20,952	$314	$4,909	$331
1-4 family residential	137,402	123,705	6,597	5,885	1,215
Multi-family residential	19,988	17,546	186	2,256	-
Nonresidential	106,433	97,307	4,931	2,793	1,402
Commercial	19,549	18,869	15	414	251
Consumer	4,906	4,863	14	29	-
Total loans	$314,784	$283,242	$12,057	$16,286	$3,199

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2013 and December 31, 2012.

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
Construction/Land	$207	$-	$71	$278	$23,692	$337	$24,307
1-4 family residential	458	671	2,322	3,451	132,566	1,281	137,298
Multi-family residential	-	-	-	-	15,908	500	16,408
Nonresidential	267	398	940	1,605	116,636	705	118,946
Commercial	66	-	96	162	24,564	15	24,741
Consumer	104	7	7	118	4,189	19	4,326
	$1,102	$1,076	$3,436	$5,614	$317,555	$2,857	$326,026

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
Construction/Land	$63	$-	$556	$619	$25,586	$301	$26,506
1-4 family residential	1,347	768	1,408	3,523	132,459	1,420	137,402
Multi-family residential	-	-	-	-	19,537	451	19,988
Nonresidential	276	-	753	1,029	104,541	863	106,433
Commercial	100	-	251	351	19,160	38	19,549
Consumer	36	-	2	38	4,838	30	4,906
	$1,822	$768	$2,970	$5,560	$306,121	$3,103	$314,784

At December 31, 2013, there was one consumer installment loan of $1,000 that was past due 90 days or more and accruing. At December 31, 2012, there were no loans past due 90 days or more and accruing.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following table presents the Company’s nonaccrual loans as of December 31, 2013 and December 31, 2012, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more.

	2013	2012

Construction/Land	$3,864	$4,798
One-to-four family residential	3,833	2,687
Multi-family residential	1,073	1,104
Nonresidential and agricultural land	2,377	1,678
Commercial	362	567
Consumer and other	5	16
Total nonaccrual loans	$11,514	$10,850

Nonaccrual loans as a percent of total loans receivable	3.53%	3.45%

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
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2013, as well as the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction/Land	$2,286	$2,516	$-	$2,559	$120
1-4 family residential	4,154	4,184	-	3,633	172
Multi-family residential	52	53	-	52	3
Nonresidential	3,194	3,672	-	3,148	179
Commercial	237	395	-	310	15
Consumer	-	-	-	11	1
	$9,923	$10,820	$-	$9,713	$490

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction/Land	$1,818	$1,831	$195	$1,863	$18
1-4 family residential	1,763	1,784	552	1,490	31
Multi-family residential	1,022	1,038	196	1,031	21
Nonresidential	902	902	97	769	24
Commercial	135	143	68	135	14
Consumer	-	-	-	-	-
	$5,640	$5,698	$1,108	$5,288	$108

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction/Land	$4,104	$4,347	$195	$4,422	$138
1-4 family residential	5,917	5,968	552	5,123	203
Multi-family residential	1,074	1,091	196	1,083	24
Nonresidential	4,096	4,574	97	3,917	203
Commercial	372	538	68	445	29
Consumer	-	-	-	11	1
	$15,563	$16,518	$1,108	$15,001	$598

For 2013, interest income recognized on a cash basis included above was $364,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2012, as well as the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction/Land	$2,870	$3,379	$-	$2,756	$2
1-4 family residential	3,562	3,612	-	5,003	157
Multi-family residential	53	54	-	41	2
Nonresidential	3,278	4,439	-	3,692	70
Commercial	386	418	-	423	17
Consumer	12	12	-	14	1
	$10,161	$11,914	$-	$11,929	$249

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction/Land	$1,882	$1,882	$195	1,903	$-
1-4 family residential	955	957	310	950	10
Multi-family residential	1,051	1,061	196	804	4
Nonresidential	-	-	-	-	-
Commercial	179	186	93	92	-
Consumer	-	-	-	-	-
	$4,067	$4,086	$794	$3,749	$14

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction/Land	$4,752	$5,261	$195	$4,659	$2
1-4 family residential	4,517	4,569	310	5,953	167
Multi-family residential	1,104	1,115	196	845	6
Nonresidential	3,278	4,439	-	3,692	70
Commercial	565	604	93	515	17
Consumer	12	12	-	14	1
	$14,228	$16,000	$794	$15,678	$263

For 2012, interest income recognized on a cash basis included above was immaterial.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Troubled Debt Restructurings

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work out an alternative payment schedule with the borrower in order to optimize collectibility of the loan. Any loans that are modified, whether through a new agreement, replacing the old, or via changes to an existing loan agreement, are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred. A troubled debt restructuring occurs when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

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

For all loan classes, it is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider their return to accrual status.

Loans reported as TDR as of December 31, 2013 totaled $10.4 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $6.5 million at December 31, 2013. The remaining TDR loans, totaling $3.9 million, were accruing at December 31, 2013 and reported as performing loans.

All TDRs are considered impaired by the Company for the life of the loan and reflected so in the Company’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

At December 31, 2013, the Company had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information regarding troubled debt restructurings, by class as of December 31, 2013 and December 31, 2012, and new troubled debt restructuring for the years ended December 31, 2013 and December 31, 2012.

	At December 31, 2013		For the Year Ended December 31, 2013
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	11	$4,032	8	$2,031	$2,403
One-to-four family residential	12	3,628	7	758	777
Multi-family residential	1	1,022	-	-	-
Nonresidential and agricultural land	4	1,487	-	-	-
Commercial	8	266	4	55	69
Consumer	-	-	-	-	-
	36	$10,435	19	$2,844	$3,249

	At December 31, 2012		For the Year Ended December 31, 2012
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	5	$4,366	4	$2,623	$2,647
One-to-four family residential	9	3,629	3	574	593
Multi-family residential	1	1,050	1	1,068	1,082
Nonresidential and agricultural land	5	2,210	-	-	-
Commercial	9	297	8	262	342
Consumer	-	-	-	-	-
	29	$11,552	16	$4,527	$4,664

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present information regarding post modification balances of newly restructured troubled debt by type of modification as of December 31, 2013 and December 31, 2012.

December 31, 2013	Interest Only	Term	Combination	Total Modifications

Construction/Land	$-	$138	$2,265	$2,403
One-to-four family residential	-	204	573	777
Multi-family residential	-	-	-	-
Nonresidential and agricultural land	-	-	-	-
Commercial	-	-	69	69
Consumer	-	-	-	-
	$-	$342	$2,907	$3,249

December 31, 2012	Interest Only	Term	Combination	Total Modifications

Construction/Land	$-	$2,647	$-	$2,647
One-to-four family residential	-	90	503	593
Multi-family residential	-	-	1,082	1,082
Nonresidential and agricultural land	-	-	-	-
Commercial	-	-	342	342
Consumer	-	-	-	-
	$-	$2,737	$1,927	$4,664

No loans identified and reported as TDR during the year ended December 31, 2013, were considered in default during the period. One loan totaling $43,000 identified and reported as TDR during the year ended December 31, 2012, was considered in default during the period.

The Company defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

Financial impact of these restructurings was immaterial to the financials of the Company at December 31, 2013 and 2012.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 7:  Core Deposit Intangible Assets

The carrying basis of the recognized core deposit intangible was $554,000 and $542,000 at December 31, 2013 and 2012, and the accumulated amortization of such intangible was $126,000 and $24,000, respectively, at those dates.

Amortization expense for the years ended December 31, 2013 and December 31, 2012, was $102,000 and $20,000. Estimated amortization expense for each of the following five years is:

2014	$94
2015	67
2016	53
2017	38
2018	38
Total	$290

Note 8: Premises and Equipment

	2013	2012

Land	$2,694	$2,659
Buildings	8,860	8,819
Leasehold improvements	722	715
Equipment	5,849	5,396
Construction in progress	165	52
Total cost	18,290	17,641
Accumulated depreciation and amortization	(7,515)	(6,736)
Net	$10,775	$10,905

Note 9: Deposits

	2013	2012

Demand deposits	$201,638	$183,936
Savings deposits	56,363	50,900
Certificates and other time deposits of $100,000 or more	66,059	70,455
Other certificates and time deposits	70,955	78,964
Total deposits	$395,015	$384,255

Certificates and other time deposits maturing in
2014	$83,330
2015	18,536
2016	16,869
2017	12,261
2018	5,847
Thereafter	171
Total	$137,014

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 10: Borrowings

	2013	2012

Federal Home Loan Bank advances	$42,500	$42,500
Subordinated debentures	7,217	7,217
Total borrowings	$49,717	$49,717

Maturities by year for advances at December 31, 2013 are $7,000 in 2014, $4,750 in 2015, $19,750 in 2016, $3,000 in 2017, and $8,000 in 2018 and 2019. The weighted-average interest rate at December 31, 2013 and 2012 was 3.23% and 3.83%, respectively.

The Federal Home Loan Bank advances are secured by loans totaling $206,739,000 at December 31, 2013. As of December 31, 2013, no securities were pledged for advances. Advances are subject to restrictions or penalties in the event of prepayment.

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

Note 11: Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others was $114.1 million as of December 31, 2013. The total of loans serviced for others as of December 31, 2012 was $113.6 million. That total included $17.6 million of Federal National Mortgage Association (FNMA) loans acquired from Dupont State Bank. No mortgage servicing rights were acquired with that portfolio of loans. Mortgage servicing rights are included in other assets in the balance sheets.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method, along with the aggregate activity in related valuation allowances:

	2013	2012
Mortgage servicing rights
Balances, January 1	$679	$667
Servicing rights capitalized	191	308
Amortization of servicing rights	(215)	(296)
Balance at end of year	655	679

Valuation allowances
Balance at beginning of year	-	26
Additions	-	-
Reductions	-	(26)
Balances at end of year	-	-
Mortgage servicing assets, net	$655	$679

Fair value disclosures
Fair value as of the beginning of the period	$704	$848
Fair value as of the end of the period	894	704

Note 12: Income Tax

	2013	2012
Income tax expense
Currently payable
Federal	$1,286	$480
State	204	(32)
Deferred
Federal	(40)	312
State	8	99
Total income tax expense	$1,458	$859
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$2,005	$1,656
Effect of state income taxes	140	45
Tax exempt interest	(525)	(367)
Bargain purchase gain	-	(336)
Cash value of life insurance	(110)	(104)
Other	(52)	(35)
Actual tax expense	$1,458	$859
Effective tax rate	24.7%	17.6%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The cumulative net deferred tax asset is included in the balance sheets in other assets. The components of the asset are as follows:

	2013	2012
Assets
Allowance for loan losses	$1,719	$1,358
Available-for-sale securities	1,019	-
Deferred compensation	545	455
Purchase accounting adjustments	599	834
Nonaccrual interest	109	111
Real estate held for sale	69	237
AMT	-	89
Other	52	72
Total assets	4,112	3,156
Liabilities
Depreciation and amortization	(585)	(572)
Loan fees	(184)	(184)
Mortgage servicing rights	(247)	(259)
Federal Home Loan Bank stock dividends	(90)	(92)
Prepaid expenses	(228)	(220)
Available-for-sale securities	-	(1,053)
Pension and employee benefits	-	(64)
Intangibles	(153)	(192)
Other	(103)	(102)
Total liabilities	(1,590)	(2,738)
	$2,522	$418

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

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

	2013	2012

Commitments to extend credit	$53,273	$44,462
Standby letters of credit	567	673

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiaries lease operating facilities under lease arrangements expiring 2015 through 2029. Rental expense included in the consolidated statements of income for the years ended December 31, 2013 and 2012 was $233,000 and $225,000, respectively.

Future minimum lease payments under the leases are:

2014	$315
2015	286
2016	282
2017	282
2018	236
Thereafter	2,143
Total minimum lease payments	$3,544

The Company and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 14: Dividend and Capital Restrictions

As a state chartered commercial bank, under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the Bank may not pay dividends that would reduce its capital below the amount of its liquidation account first established at the time it converted from mutual to stock form. The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

With respect to restrictions on the Holding Company, under Federal Reserve supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition. The Federal Reserve issued a letter dated February 24, 2009, to bank holding companies providing that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock.

At December 31, 2013, the stockholders’ equity of the Bank was $40,761,000, of which approximately $35,769,000 was restricted from dividend distribution to the Company.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). The 2013 ratios reflect the change in the Bank’s primary regulatory body and the related reporting. Management believes, as of December 31, 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table and not be subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. There are no conditions or events since that determination that management believes have changed any category from well capitalized.

The actual and required capital amounts and ratios of the Bank are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total risk-based capital (to risk-weighted assets)	$45,925	14.04%	$26,164	8.00%	$32,704	10.00%
Tier I capital (to risk-weighted assets)	41,831	12.79	13,082	4.00	19,623	6.00
Tier I capital (to average assets)	41,831	8.69	19,265	4.00	24,082	5.00

2012
Total risk-based capital (to risk-weighted assets)	$42,665	13.70%	$24,918	8.00%	$31,147	10.00%
Tier I capital (to risk-weighted assets)	39,101	12.55	12,459	4.00	18,688	6.00
Tier I capital (to average assets)	39,101	8.29	18,871	4.00	23,589	5.00

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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

Pension expense related to this plan was $359,000 and $313,000 for the years ended December 31, 2013 and 2012. Funding status of the plan as of the beginning of the plan years for 2013 and 2012 (July 1st) was 103.85% and 106.71% respectively.

Total contributions to the Pentegra Plan were $196,473,000 and $299,729,000 for the plan years ended June 30, 2013 and 2012, respectively. The Company’s contributions for the fiscal years ending December 31, 2013 and 2012 were $74,000 and $327,000, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2013 and 2012 contributions.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. Prior to 2009, the Bank provided a match for employee contributions for all contributing employees with a match of 50% for the first 6% of W-2 earnings for employees hired prior to September 1, 2005 and a match of 100% for the first 6% of W-2 earnings contributed for employees hired on or after September 1, 2005. Due to economic conditions, in October of 2009 the employer match for pre-2005 employees was discontinued and the match rate for post-2005 employees was reduced to 50% of the first 6% of W-2 earnings. In 2011, this plan was again amended, with the employer match increased to 75% of the first 6% of W-2 earnings, only on post-2005 employees. The Bank’s expense for the plan was $78,000 and $65,000 for the years ended December 31, 2013 and 2012.

The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $82,000 and $78,000 for the years ended December 31, 2013 and 2012.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The Company has an ESOP covering substantially all employees of the Company and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Company and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2013 and 2012 was $100,000 and $120,000, respectively. At December 31, 2013, the ESOP had 163,600 of allocated shares, all in common stock, no suspense shares and no committed-to-be released shares. At December 31, 2013 and 2012, the fair value of the 163,600 and 162,101 allocated shares held by the ESOP was $4,254,000 and $3,099,000, respectively.

The Company also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Company’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 84,490 shares of the Company’s common stock in the open market and had 400 shares forfeited back into the fund. A total of 84,890 shares has all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award. Expense recognized under the RRP plan totaled approximately $11,000 and $24,000 for the years ended December 31, 2013 and 2012.

Unvested RRP shares at December 31, 2013:

	Number of Shares	Grant Date Fair Value

Beginning of year	2,600	$15.85
Granted	-	-
Vested	(700)	15.79
End of year	1,900	$15.87

Unearned compensation at December 31, 2013 related to RRP shares is $30,000 and will be recognized over a weighted average period of 2.7 years.

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

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions related to expected volatility, expected term of the options awarded and the risk-free rate. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No grants were made in 2013 or 2012.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended, is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	22,000	$16.31	4.71	$53
Granted	-
Exercised	(7,434)	14.56		68
Forfeited or expired	(500)	14.56

Outstanding, end of year	14,066	$17.29	3.14	$122

Exercisable, end of year	14,066	$17.29	3.14	$122

There were 7,434 options exercised during the year ended December 31, 2013. There were 10,400 options exercised during the year ended December 31, 2012. Cash received from options exercised for the years ended December 31, 2013 and 2012 was $108,000 and $140,000, respectively. There was no tax benefit realized from the options exercised in 2013 and 2012.

As of December 31, 2012, there was $5,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. No cost remained at December 31, 2013.

For the twelve-month periods ended 2013 and 2012, the Company recognized $5,000 and $6,000 of share-based compensation expense with a tax benefit of $2,000 and $3,000, respectively.

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

The aggregate amount of loans, as defined, to such related parties were as follows:

	2013	2012

Balances, January 1	$1,631	$2,188
Change in composition	-	-
New loans, including renewals	1,224	95
Payments, including renewals	(1,164)	(652)
Balances, December 31	$1,691	$1,631

Deposits from related parties held by the Bank at December 31, 2013 and 2012 totaled $1,724,000 and $1,747,000, respectively.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 20: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding.

	2013			2012
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Income available to common stockholders	$4,078	1,527,384	$2.67	$3,650	1,517,902	$2.40
Effect of dilutive RRP awards and stock options		5,064			2,005
Diluted earnings per share
Income available to common stockholders and assumed conversions	$4,078	1,532,448	$2.66	$3,650	1,519,907	$2.40

Net income for the year ending December 31, 2013 of $4,440,000 was reduced by $362,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $4,078,000. Net income for the year ending December 31, 2012 of $4,012,000 was reduced by $362,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $3,650,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the year ending December 31, 2012, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for those periods.

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

Recurring Measurements

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012.

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$37,213	$-	$37,213	$-
State and municipal	37,122	-	37,122	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	41,801	-	41,801	-
Corporate	3,751	-	2,483	1,268
Total	$119,887	$-	$118,619	$1,268

		December 31, 2012 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$43,409	$-	$43,409	$-
State and municipal	31,162	-	31,162	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	36,022	-	36,022	-
Corporate	3,177	-	1,980	1,197
Total	$113,770	$-	$112,573	$1,197

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2013 and 2012.

	2013 Available-for-Sale Securities	2012 Available-for-Sale Securities

Beginning balance	$1,197	$1,090
Total realized and unrealized gains and losses
Amortization included in net income	12	11
Unrealized gains included in other comprehensive income	128	150
Settlements including pay downs	(69)	(54)
Transfers in and/or out of Level 3	-	-
Ending balance	$1,268	$1,197
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the years ended December 31, 2013 and December 31, 2012.

At December 31, 2012, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at December 31, 2013. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Company. As a result, the Company continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Nonrecurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012.

		Fair Value Measurements Using
As of December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,987	$-	$-	$5,987
Real estate held for sale	65	-	-	65

		Fair Value Measurements Using
As of December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$4,363	$-	$-	$4,363
Real estate held for sale	700	-	-	700

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. Real estate held for sale is classified within Level 3 of the fair value hierarchy.

Sensitivity of Significant Unobservable Inputs

The following tables represent quantitative information about unobservable Level 3 fair value measurements at December 31, 2013 and December 31, 2012:

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$5,987	Comparative sales based on independent appraisal	Marketability Discount	10% - 20%

Real estate held for sale	$65	Comparative sales based on independent appraisal	Marketability Discount	10%

Securities available for sale

Corporate	$1,268	Discounted cash flows	*Default probability	1.04% - 100%
			*Loss, given default	85% - 100%
			*Discount rate	4.41% - 9.50%
			*Recovery rate	0% - 90%
			*Prepayment rate	0% - 100%

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$4,363	Comparative sales based on independent appraisal	Marketability Discount	10% - 20%

Real estate held for sale	$700	Comparative sales based on independent appraisal	Marketability Discount	10% - 20%

Securities available for sale

Corporate	$1,197	Discounted cash flows	*Default probability	.21% - 1.73%
			*Loss, given default	100%
			*Discount rate	3.32% - 9.0%
			*Recovery rate	0% - 15%
			*Prepayment rate	1% - 40%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

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
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
December 31, 2013:
Assets
Cash and cash equivalents	$10,244	$10,244	$-	$-
Loans, held for sale	341	-	341	-
Loans, net of allowance for losses	316,228	-	330,073	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,178	-	2,178	-
Liabilities
Deposits	395,015	-	395,924	-
Borrowings	49,717	-	44,538	7,218
Interest payable	270	-	270	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
December 31, 2012:
Assets
Cash and cash equivalents	$19,152	$19,152	$-	$-
Loans, held for sale	394	-	394	-
Loans, net of allowance for losses	305,518	-	331,543	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,292	-	2,292	-
Liabilities
Deposits	384,255	-	386,068	-
Borrowings	49,717	-	45,849	6,898
Interest payable	362	-	362	-

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 22: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2013	2012
Assets
Cash and due from banks	$686	$478
Investment in common stock of the Bank	40,761	41,766
Investment in RVB Trust I	217	217
Other assets	343	365
Total assets	$42,007	$42,826
Liabilities
Borrowings	$7,217	$7,217
Dividends payable	321	-
Other liabilities	5	22
Total liabilities	7,543	7,239
Stockholders’ Equity	34,464	35,587
Total liabilities and stockholders’ equity	$42,007	$42,826

Condensed Statements of Income and Comprehensive Income
	2013	2012
Income
Dividends from the Bank	$2,000	$2,000
Other income	1	1
Total income	2,001	2,001
Expenses
Interest expense	251	265
Other expenses	260	280
Total expenses	511	545
Income before income tax and equity in undistributed income of subsidiary	1,490	1,456
Income tax benefit	246	268
Income before equity in undistributed income of subsidiary	1,736	1,724
Equity in undistributed income of the Bank	2,704	2,288
Net Income	$4,440	$4,012
Comprehensive Income	$720	$4,092

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Condensed Statements of Cash Flows
	2013	2012
Operating Activities
Net income	$4,440	$4,012
Items not providing cash	(4,694)	(3,779)
Net cash provided by (used in) operating activities	(254)	233
Investing Activities
Dividends from subsidiary	2,000	2,000
Net cash provided by investing activities	2,000	2,000
Financing Activities
Proceeds from exercise of stock options	108	140
Cash dividends	(1,646)	(1,957)
Net cash used in financing activities	(1,538)	(1,817)
Net Change in Cash and Cash Equivalents	208	416
Cash and Cash Equivalents at Beginning of Year	478	62
Cash and Cash Equivalents at End of Year	$686	$478

Note 23: Quarterly Results of Operations (Unaudited)

Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Realized Gains on Securities	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2013
March	$4,792	$1,090	$3,702	$318	$79	$1,006	$.60	$.60
June	4,919	1,064	3,855	318	114	1,188.72		.72
September	5,104	1,015	4,089	20	1	1,136.68		.68
December	4,806	997	3,809	276	17	1,110.67		.66
	$19,621	$4,166	$15,455	$932	$211	$4,440	$2.67	$2.66
2012
March	$4,380	$1,310	$3,070	$474	$134	$592	$.33	$.33
June	4,236	1,266	2,970	322	197	692.40		.40
September	4,323	1,230	3,093	268	119	846.50		.50
December	4,571	1,194	3,377	318	547	1,882	1.17	1.17
	$17,510	$5,000	$12,510	$1,382	$997	$4,012	$2.40	$2.40

The increase in net income for the fourth quarter of 2012 as compared to the previous quarters was primarily due to the bargain purchase gain of $988,000 recognized in connection with the acquisition of Dupont State Bank on November 9, 2012.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Table Dollar Amounts in Thousands, Except Per Share Amounts)

Note 24: Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Company’s system of internal control over financial reporting includes policies and procedures pertaining to the Company’s ability to record, process, and report reliable information. The system is designed to provide reasonable assurance to both management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed on a Form 8-K during the fourth quarter but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 16, 2014 (the “2014 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Company’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to the Company’s corporate governance is incorporated by reference to the section of the 2014 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2014 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2014 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2013.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the sections of the 2014 Proxy Statement with the captions “Principal Holders of Common Stock,” “Proposal 1 - Election of Directors” and “Proposal 2 - Approval of the River Valley Bancorp 2014 Stock Option and Incentive Plan - Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections of the 2014 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item with respect to principal accounting fees and services is incorporated by reference to the section of the 2014 Proxy Statement with the caption “Accountant’s Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

The exhibits listed in the Exhibit Index are filed with this Annual Report on Form 10-K or incorporated herein by reference.

Copies of any Exhibits are available from the Company upon request by contacting Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

River Valley Bancorp

Date: March 18, 2014	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 18, 2014
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		)
)
/s/ Vickie L. Grimes		)	March 18, 2014
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Lonnie D. Collins		)	March 18, 2014
Lonnie D. Collins	Director	)
)
)
/s/ Matthew P. Forrester		)	March 18, 2014
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 18, 2014
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 18, 2014
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 18, 2014
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 18, 2014
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

2	(1)
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

(6)*
Form of Award Notification under the River Valley Bancorp Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(14) of Registrant’s Form 10-KSB filed on March 31, 2005 (SEC File/Film Number 000-21765/05718745)

(7)*
River Valley Financial Bank Split Dollar Insurance Plan, effective January 1, 2007, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(8)*
Supplemental Life Insurance Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(9)*
Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester , is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(10)*
Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(11)*
Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(12)*
Amended and Restated Employment Agreement (John Muessel), is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

	(13)*	First Amendment to Amended and Restated Employment Agreement (John Muessel), dated September 17, 2009

(14)*
Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

	(15)*	Form of Directors’ Deferral Plan Deferral and Distribution Election Form is incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 16, 2010

	(16)	Form of Investment Agreement for Series A Preferred Stock is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2009

	(17)	Branch Purchase and Assumption Agreement, dated March 3, 2010, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 8, 2010

	(18)*	2013 River Valley Financial Bank Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 13, 2012

	(19)	Branch Purchase and Assumption Agreement, dated September 4, 2013, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2013

	(20)*	2014 River Valley Financial Bank Incentive Plan

14		Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed on March 16, 2010

21		Subsidiaries of the Registrant

23		Consent of BKD, LLP

Exhibit No.		Description

31	(1)	CEO Certification

	(2)	CFO Certification

32		Section 1350 Certification

101
XBRL Interactive Data Files (including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.