Form 10-Q
period 2014-03-31
RIVER VALLEY BANCORP
filed 2014-05-15
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

None
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

The number of shares of the Registrant’s common stock, without par value, outstanding as of May 14, 2014, was 1,537,306.

RIVER VALLEY BANCORP

FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$2,955	$4,366
Interest-bearing demand deposits	10,889	3,913
Federal funds sold	4,011	1,965
Cash and cash equivalents	17,855	10,244
Interest-bearing deposits	1,984	1,984
Investment securities available for sale	117,333	119,887
Loans held for sale	-	341
Loans	316,806	320,738
Allowance for loan losses	4,196	4,510
Net loans	312,610	316,228
Premises and equipment, net	10,873	10,775
Real estate, held for sale	1,258	155
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	2,107	2,178
Cash value of life insurance	10,310	10,230
Goodwill	200	200
Core deposit intangibles	404	428
Other assets	4,414	5,592
Total assets	$483,943	$482,837

Liabilities
Deposits
Noninterest-bearing	$49,475	$47,499
Interest-bearing	351,771	347,516
Total deposits	401,246	395,015
Borrowings	42,717	49,717
Interest payable	246	270
Other liabilities	3,627	3,371
Total liabilities	447,836	448,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares	5,000	5,000
Issued and outstanding – 5,000 shares
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,536,306 and 1,532,306 shares	7,936	7,824
Retained earnings	24,115	23,463
Accumulated other comprehensive loss	(944)	(1,823)
Total stockholders’ equity	36,107	34,464
Total liabilities and stockholders’ equity	$483,943	$482,837

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,003	$4,057
Investment securities	745	686
Interest-earning deposits and other	71	49
Total interest income	4,819	4,792

Interest Expense
Deposits	516	616
Borrowings	391	474
Total interest expense	907	1,090

Net Interest Income	3,912	3,702
Provision for loan losses	174	318
Net Interest Income After Provision for Loan Losses	3,738	3,384

Other Income
Service fees and charges	544	593
Net realized gains on sale of available-for-sale securities (includes $87 and $79 for the three months ended March 31, 2014 and 2013, respectively, related to accumulated other comprehensive earnings reclassifications)	87	79
Net gains on loan sales	78	325
Interchange fee income	147	140
Increase in cash value of life insurance	82	68
Loss on real estate held for sale	(21)	(144)
Other income	106	109
Total other income	1,023	1,170

Other Expenses
Salaries and employee benefits	1,841	1,689
Net occupancy and equipment expenses	537	476
Data processing fees	144	130
Advertising	99	106
Mortgage servicing rights	44	65
Office supplies	16	32
Professional fees	135	91
Federal Deposit Insurance Corporation assessment	105	82
Loan related expenses	134	102
Other expenses	363	408
Total other expenses	3,418	3,181

Income Before Income Tax	1,343	1,373
Income tax expense (includes $29 and $27 for the three months ended March 31, 2014 and 2013, respectively, related to income tax expense from reclassification items)	277	367

Net Income	1,066	1,006
Preferred stock dividends	91	90
Net Income Available to Common Stockholders	$975	$916

Basic earnings per common share	$.64	$.60
Diluted earnings per common share	.63	.60
Dividends per share	.21	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)

Net income	$1,066	$1,006
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(499) and $219	937	(397)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $29 and $27	58	52
	879	(449)
Comprehensive income	$1,945	$557

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Operating Activities
Net income	$1,066	$1,006
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	174	318
Depreciation and amortization	197	193
Investment securities gains	(87)	(79)
Loans originated for sale in the secondary market	(2,393)	(8,041)
Proceeds from sale of loans in the secondary market	2,783	8,326
Gain on sale of loans	(78)	(325)
Amortization of net loan origination cost	33	35
Loss on real estate held for sale	21	144
Net change in
Interest receivable	71	279
Interest payable	(24)	(28)
Other adjustments	714	541
Net cash provided by operating activities	2,477	2,369

Investing Activities
Purchases of securities available for sale	(9,500)	(21,599)
Proceeds from maturities and paydowns of securities available for sale	5,207	5,694
Proceeds from sales of securities available for sale	8,264	2,056
Net change in loans	2,301	9,502
Purchases of premises and equipment	(292)	(150)
Proceeds from sale of real estate acquired through foreclosure	45	221
Other investing activity	(1)	3
Net cash provided by (used in) investing activities	6,024	(4,273)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	10,714	12,051
Certificates of deposit	(4,483)	(2,848)
Proceeds from borrowings	10,000	-
Repayment of borrowings	(17,000)	-
Cash dividends	(412)	(91)
Proceeds from exercise of stock options	111	-
Advances by borrowers for taxes and insurance	180	125
Net cash used in financing activities	(890)	(9,237)

Net Change in Cash and Cash Equivalents	7,611	7,333
Cash and Cash Equivalents, Beginning of Period	10,244	19,152
Cash and Cash Equivalents, End of Period	$17,855	26,485

Additional Cash Flows and Supplementary Information
Interest paid	$931	$1,118
Income tax paid, net of refunds	-	-
Transfers to real estate held for sale	1,166	690
Dividends declared not paid	323	320

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

River Valley Bancorp (the “Corporation” or the “Company”) is a bank holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”), an Indiana commercial bank. The Bank conducts a general banking business in southeastern and south central Indiana and in northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control.

NOTE 1: BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

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

NOTE 3: ACQUISITION

On November 22, 2013, the Corporation completed the acquisition of the deposit relationships, real estate and fixed assets of the Osgood, Indiana branch office of Old National Bank, a national banking association. Cash proceeds of $6.3 million were received in the transaction, representing the net book value of the real and personal property acquired and a 2% premium on deposits, as reduced by the deposits assumed at closing. Customer deposits acquired in the transaction totaled $6.5 million, and goodwill recognized in the transaction was $124,000. No loans were acquired in this transaction.

The fair value of the assets acquired, liabilities assumed, and the purchase price for the Osgood, Indiana branch acquisition was allocated as follows (in thousands):

Consideration: Cash paid	$129
Fair value of assets acquired:
Cash and cash equivalents	6,379
Property and equipment	73
Core deposit intangible	11
Other assets	1
Total assets acquired	6,464
Fair value of liabilities assumed:
Deposits	6,455
Interest payable	2
Other liabilities	2
Total liabilities assumed	6,459

Goodwill	$124

NOTE 4: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share
Income available to common stockholders	$975	1,533,333	$.64	$916	1,524,872	$.60

Effect of dilutive stock options		4,636			3,940
Diluted earnings per share
Income available to common stockholders and assumed conversions	$975	1,537,969	$.63	$916	1,528,812	$.60

Net income for the three-month period ended March 31, 2014, of $1,066,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $975,000. For the three-month period ending March 31, 2013, net income of $1,006,000 was reduced by $90,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $916,000.

Certain groups of options were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares. For the three-month period ended March 31, 2013, options to purchase 5,000 shares at an exercise price of $22.25 per share were outstanding and were not included in the computation of diluted earnings for that period. For the same period ended March 31, 2014, there were no options excluded.

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

Fair value determinations for Level 3 measurements of securities are the responsibility of the Vice President of Finance (“VP of Finance”). The VP of Finance contracts with a third party pricing specialist who generates fair value estimates on a quarterly basis. The VP of Finance’s office challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013, respectively.

		March 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	(In Thousands)
Federal agencies	$33,338	$-	$33,338	$-
State and municipal	35,014	-	35,014	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	45,629	-	45,629	-
Corporate	3,352	-	1,987	1,365
Total	$117,333	$-	$115,968	$1,365

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$37,213	$-	$37,213	$-
State and municipal	37,122	-	37,122	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	41,801	-	41,801	-
Corporate	3,751	-	2,483	1,268
Total	$119,887	$-	$118,619	$1,268

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the three-month periods ended March 31, 2014 and March 31, 2013:

	Available-for-Sale Securities
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited; In Thousands)

Beginning balance	$1,268	$1,197
Accretion	2	7
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	102	63
Settlements, including pay downs	(7)	(59)

Ending balance	$1,365	$1,208
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month periods ended March 31, 2014 and March 31, 2013.

At March 31, 2014, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at March 31, 2014. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Nonrecurring Measurements

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

Fair Value Measurements Using
As of March 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)

Impaired loans	$ 12	$ -	$ -	$ 12

		Fair Value Measurements Using
As of December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$5,987	$ -	$ -	$5,987

Real estate held for sale	$ 65	$ -	$ -	$ 65

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

Sensitivity of Significant Unobservable Inputs

The following tables represent quantitative information about unobservable Level 3 fair value measurements at March 31, 2014 and December 31, 2013:

	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Unaudited; In Thousands)

Impaired loans	$ 12	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Corporate	$1,365	Discounted cash flows	*Default probability	0.85%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.29%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$5,987	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$ 65	Comparative sales based on independent appraisal	Marketability Discount	10%

Securities available for sale

Corporate	$1,268	Discounted cash flows	*Default probability	1.04%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.41%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Interest-bearing Deposits - The fair value approximates carrying value.

Loans Held for Sale - Fair values are based on quoted market prices.

Loans - The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB Stock - Fair value of Federal Home Loan Bank (“FHLB”) stock is based on the price at which it may be resold to the FHLB.

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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013.

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
March 31, 2014:
Assets
Cash and cash equivalents	$17,855	$17,855	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	-	-	-	-
Loans, net of allowance for losses	312,610	-	324,870	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,107	-	2,107	-
Liabilities
Deposits	401,246	-	401,979	-
Borrowings	42,717	-	37,386	7,220
Interest payable	246	-	246	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
December 31, 2013:
Assets
Cash and cash equivalents	$10,244	$10,244	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	341	-	341	-
Loans, net of allowance for losses	316,228	-	330,073	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,178	-	2,178	-
Liabilities
Deposits	395,015	-	395,924	-
Borrowings	49,717	-	44,538	7,218
Interest payable	270	-	270	-

NOTE 6: INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$33,976	$189	$(827)	$33,338
State and municipal	34,716	868	(570)	35,014
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	46,477	164	(1,012)	45,629
Corporate	3,658	3	(309)	3,352
Total investment securities	$118,827	$1,224	$(2,718)	$117,333

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Federal agencies	$38,075	$224	$(1,086)	$37,213
State and municipal	37,709	748	(1,335)	37,122
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	42,782	176	(1,157)	41,801
Corporate	4,164	-	(413)	3,751
Total investment securities	$122,730	$1,148	$(3,991)	$119,887

The amortized cost and fair value of available-for-sale securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$4,016	$4,051
One to five years	12,617	12,740
Five to ten years	30,489	29,928
After ten years	25,228	24,985
	72,350	71,704
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	46,477	45,629
Totals	$118,827	$117,333

No securities were pledged at March 31, 2014 or at December 31, 2013 to secure FHLB advances. Securities with a carrying value of $21,367,000 and $22,828,000 were pledged at March 31, 2014 and December 31, 2013 to secure public deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the three-month periods ended March 31, 2014 and March 31, 2013 were $8,264,000 and $2,056,000. Gross gains of $279,000 and $79,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Gross losses of $192,000 were realized for the three-month period ended March 31, 2014. There were no gross losses realized for the three-month period ended March 31, 2013.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 was $69,857,000 which is approximately 59.5% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2013 was $76,903,000, which represented approximately 64.1% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$20,892	$(721)	$1,894	$(106)	$22,786	$(827)
State and municipal	8,526	(348)	3,153	(222)	11,679	(570)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,129	(895)	2,663	(117)	32,792	(1,012)
Corporate	1,499	(3)	1,101	(306)	2,600	(309)
Total temporarily impaired securities	$61,046	$(1,967)	$8,811	$(751)	$69,857	$(2,718)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$21,518	$(962)	$1,876	$(124)	$23,394	$(1,086)
State and municipal	18,556	(1,271)	540	(64)	19,096	(1,335)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,717	(1,131)	444	(26)	31,161	(1,157)
Corporate	2,732	(26)	520	(387)	3,252	(413)
Total temporarily impaired securities	$73,523	$(3,390)	$3,380	$(601)	$76,903	$(3,991)

Federal Agencies

The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

State and Municipal

The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities

The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Corporate Securities

The unrealized losses on the Corporation’s investment in corporate securities were due primarily to a loss on one pooled trust preferred issue held by the Corporation. The ALESCO 9A issue had an unrealized loss at March 31, 2014 of $294,000. The PRETSL XXVII issue was at a slight gain at March 31, 2014. This compares to December 31, 2013, which showed unrealized losses on both ALESCO 9A and PRETSL XXVII of $387,000 and $6,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Baa3 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.4% of the book value of the Corporation’s investment portfolio and approximately 1.2% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at March 31, 2014.

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

The carrying amount of those loans included in the balance sheet as loans receivable at March 31, 2014 and December 31, 2013 were (in thousands):

	March 31, 2014	December 31, 2013
	(Unaudited)

Construction/Land	$713	$713
One-to-four family residential	1,441	1,812
Multi-family residential	685	685
Nonresidential real estate and agricultural land	1,109	1,124
Commercial	25	26
Consumer and other	37	38
Outstanding balance of acquired credit-impaired loans	4,010	4,398

Fair value adjustment for credit-impaired loans	(1,364)	(1,541)
Carrying balance of acquired credit-impaired loans	$2,646	$2,857

Accretable yield, or income expected to be collected is as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited; In Thousands)
Balance at the beginning of the period	$1,345	$673
Additions	-	-
Accretion	(113)	(124)
Reclassification from non-accretable difference	34	5
Disposals	-	-
Balance at March 31, 2014	$1,266	$554

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

During the three months ended March 31, 2014, increases to the allowance for loan losses for loans acquired with deteriorated credit quality were immaterial to financial reporting. No allowances for loan losses were reversed in 2014.

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

The allowance for loan losses is evaluated at least quarterly by management and is based upon management’s periodic review of the collectability of the loans in light of several factors, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical charge-off experience by segment. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the prior five years. Previously, management utilized a three-year historical loss experience methodology. Given the loss experiences of financial institutions over the last five years, management believes it is appropriate to utilize a five-year look-back period for loss history and made this change effective in 2013. Other adjustments (qualitative or environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

The following table presents the breakdown of loans as of March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014	December 31, 2013
	(Unaudited)

Construction/Land	$25,978	$24,307
One-to-four family residential	136,098	137,298
Multi-family residential	18,107	16,408
Nonresidential	112,067	118,946
Commercial	22,458	24,741
Consumer	3,667	4,326
	318,375	326,026
Unamortized deferred loan costs	494	487
Undisbursed loans in process	(2,063)	(5,775)
Allowance for loan losses	(4,196)	(4,510)
Total loans	$312,610	$316,228

The risk characteristics of each loan portfolio segment are as follows:

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

One-to-Four Family Residential and Consumer

With respect to residential loans that are secured by one-to-four family residences and are usually owner occupied, the Corporation generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. This segment also includes residential loans secured by non-owner occupied one-to-four family residences. Management tracks the level of owner-occupied residential loans versus non-owner-occupied residential loans as a portion of our recent loss history relates to these loans. Home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Nonresidential (including agricultural land) and Multi-family Residential

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Nonresidential and multi-family residential real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Nonresidential and multi-family residential real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s nonresidential and multi-family residential real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates these loans based on collateral, geography and risk grade criteria. As a general rule, the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied residential real estate loans versus non-owner-occupied residential loans.

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

The following tables present the activity in the allowance for loan losses for the three-month periods ended March 31, 2014 and 2013, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of March 31, 2014 and December 31, 2013.

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2014
Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	18	256	10	(93)	(20)	3	174
Loans charged off	-	(484)	-	(11)	-	(38)	(533)
Recoveries on loans	-	3	-	12	7	23	45
Balances at end of period	$694	$1,524	$414	$1,378	$176	$10	$4,196

As of March 31, 2014
Allowance for losses:
Individually evaluated for impairment:	$195	$302	$196	$97	$88	$-	$878
Collectively evaluated for impairment:	499	1,139	110	1,208	88	10	3,054
Loans acquired with a deteriorated credit quality:	-	83	108	73	-	-	264
Balances at end of period	$694	$1,524	$414	$1,378	$176	$10	$4,196

Loans:
Individually evaluated for impairment:	$4,256	$4,838	$1,015	$4,093	$330	$-	$14,532
Collectively evaluated for impairment:	21,360	130,230	16,581	107,264	22,113	3,649	301,197
Loans acquired with a deteriorated credit quality:	362	1,030	511	710	15	18	2,646
Balances at end of period	$25,978	$136,098	$18,107	$112,067	$22,458	$3,667	$318,375

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2013
Balances at beginning of period:	$648	$1,423	$281	$1,078	$133	$1	$3,564
Provision for losses	152	176	(3)	(18)	2	9	318
Loans charged off	(61)	(65)	-	(175)	-	(31)	(332)
Recoveries on loans	18	-	-	294	-	22	334
Balances at end of period	$757	$1,534	$278	$1,179	$135	$1	$3,884

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2013
Allowance for losses:
Individually evaluated for impairment:	$195	$552	$196	$97	$68	$-	$1,108
Collectively evaluated for impairment:	481	1,101	110	1,305	120	21	3,138
Loans acquired with a deteriorated credit quality:	-	96	98	68	1	1	264
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510

Loans:
Individually evaluated for impairment:	$4,104	$5,917	$1,074	$4,096	$372	$12	$15,563
Collectively evaluated for impairment:	19,866	130,100	14,834	114,145	24,354	4,307	307,606
Loans acquired with a deteriorated credit quality:	337	1,281	500	705	15	19	2,857
Balances at end of period	$24,307	$137,298	$16,408	$118,946	$24,741	$4,326	$326,026

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of March 31, 2014 and December 31, 2013. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for these periods.

March 31, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)

Construction/Land	$25,978	$21,617	$32	$4,329	$-
1-4 family residential	136,098	125,315	4,116	6,336	331
Multi-family residential	18,107	15,865	44	2,198	-
Nonresidential	112,067	104,975	2,663	4,017	412
Commercial	22,458	22,033	11	349	65
Consumer	3,667	3,637	-	30	-
Total loans	$318,375	$293,442	$6,866	$17,259	$808

December 31, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction/Land	$24,307	$20,023	$33	$4,251	$-
1-4 family residential	137,298	124,765	4,144	7,691	698
Multi-family residential	16,408	14,798	44	1,566	-
Nonresidential	118,946	110,622	2,686	5,066	572
Commercial	24,741	24,341	8	316	76
Consumer	4,326	4,301	-	25	-
Total loans	$326,026	$298,850	$6,915	$18,915	$1,346

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

The following tables present the Corporation’s loan portfolio aging analysis as of March 31, 2014 and December 31, 2013:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(Unaudited; In Thousands)

Construction/Land	$37	$83	$159	$279	$25,337	$362	$25,978
1-4 family residential	1,016	318	790	2,124	132,944	1,030	136,098
Multi-family residential	-	-	-	-	17,596	511	18,107
Nonresidential	524	1,118	2,159	3,801	107,556	710	112,067
Commercial	96	-	207	303	22,140	15	22,458
Consumer	55	10	3	68	3,581	18	3,667
	$1,728	$1,529	$3,318	$6,575	$309,154	$2,646	$318,375

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(In Thousands)

Construction/Land	$207	$-	$71	$278	$23,692	$337	$24,307
1-4 family residential	458	671	2,322	3,451	132,566	1,281	137,298
Multi-family residential	-	-	-	-	15,908	500	16,408
Nonresidential	267	398	940	1,605	116,636	705	118,946
Commercial	66	-	96	162	24,564	15	24,741
Consumer	104	7	7	118	4,189	19	4,326
	$1,102	$1,076	$3,436	$5,614	$317,555	$2,857	$326,026

At March 31, 2014, there were $58,000 of one-to-four family residential loans and $3,000 of consumer loans that were past due 90 days or more and accruing. At December 31, 2013, there was one consumer installment loan of $1,000 that was past due 90 days or more and accruing.

The following table presents the Corporation’s nonaccrual loans as of March 31, 2014 and December 31, 2013, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more (in thousands).

	March 31, 2014	December 31, 2013
	(Unaudited)

Construction/Land	$3,834	$3,864
One-to-four family residential	2,623	3,833
Multi-family residential	1,015	1,073
Nonresidential and agricultural land	3,592	2,377
Commercial	374	362
Consumer and other	-	5
Total nonaccrual loans	$11,438	$11,514

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of March 31, 2014 (unaudited; in thousands):

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$2,438	$2,673	$-
1-4 family residential	4,107	4,117	-
Multi-family residential	-	-	-
Nonresidential	3,193	4,028	-
Commercial	129	143	-
Consumer	-	-	-
	$9,867	$10,961	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$1,818	$1,831	$195
1-4 family residential	731	747	302
Multi-family residential	1,015	1,032	196
Nonresidential	900	900	97
Commercial	201	346	88
Consumer	-	-	-
	$4,665	$4,856	$878

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction Land	$4,256	$4,504	$195
1-4 family residential	4,838	4,864	302
Multi-family residential	1,015	1,032	196
Nonresidential	4,093	4,928	97
Commercial	330	489	88
Consumer	-	-	-
	$14,532	$15,817	$878

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction/Land	$4,195	$33	$4,820	$4
1-4 family residential	5,649	47	4,673	32
Multi-family residential	1,038	5	1,091	-
Nonresidential	4,105	28	3,395	17
Commercial	330	1	606	1
Consumer	-	-	12	-
	$15,317	$114	$14,597	$54

For the three months ended March 31, 2014, interest income recognized on a cash basis included above was $74,000. For the three months ended March 31, 2013, interest income recognized on a cash basis included above was immaterial.

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2013 (in thousands).

Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$2,286	$2,516	$-
1-4 family residential	4,154	4,184	-
Multi-family residential	52	53	-
Nonresidential	3,194	3,672	-
Commercial	237	395	-
Consumer	-	-	-
	$9,923	$10,820	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$1,818	$1,831	$195
1-4 family residential	1,763	1,784	552
Multi-family residential	1,022	1,038	196
Nonresidential	902	902	97
Commercial	135	143	68
Consumer	-	-	-
	$5,640	$5,698	$1,108

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$4,104	$4,347	$195
1-4 family residential	5,917	5,968	552
Multi-family residential	1,074	1,091	196
Nonresidential	4,096	4,574	97
Commercial	372	538	68
Consumer	-	-	-
	$15,563	$16,518	$1,108

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

For all loan classes, it is the Corporation’s policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider their return to accrual status.

Loans reported as TDR as of March 31, 2014 totaled $9,730,000. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $6,972,000 at March 31, 2014. The remaining TDR loans, totaling $2,758,000, were accruing at March 31, 2014 and reported as performing loans.

All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

At March 31, 2014, the Corporation had five loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class as of the three-month periods ended March 31, 2014 and March 31, 2013, and new troubled debt restructuring for the three-month periods ended March 31, 2014 and March 31, 2013:

	At March 31, 2014		For the Three Months Ended March 31, 2014
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	11	$4,124	1	$219	$218
One-to-four family residential	11	2,840	3	1,892	2,163
Multi-family residential	1	1,015	-	-	-
Nonresidential and agricultural land	4	1,487	-	-	-
Commercial	8	264	1	-	16
Consumer	-	-	-	-	-
	35	$9,730	5	$2,111	$2,397

	At March 31, 2013		For the Three Months Ended March 31, 2013
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	6	$4,285	2	$-	$170
One-to-four family residential	15	3,864	6	240	245
Multi-family residential	1	1,038	-	-	-
Nonresidential and agricultural land	7	2,455	2	935	935
Commercial	11	355	4	38	98
Consumer	-	-	-	-	-
	40	$11,997	14	$1,213	$1,448

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification as of March 31, 2014 and 2013.

March 31, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$218	$-	$218
One-to-four family residential	-	96	2,067	2,163
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	16	16
Consumer	-	-	-	-
	$-	$314	$2,083	$2,397

March 31, 2013	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$-	$171	$170
One-to-four family residential	-	14	231	245
Multi-family residential	-	-	-	-
Nonresidential	-	-	935	935
Commercial	-	-	98	98
Consumer	-	-	-	-
	$-	$14	$1,434	$1,448

One loan totaling $110,000 that was classified and reported as troubled debt restructured within the twelve months prior to March 31, 2014, defaulted during the three-month period ended March 31, 2014. The loan was reported as construction/land. Two loans totaling $122,000 that were classified and reported as troubled debt restructured within the twelve months prior to March 31, 2013, defaulted during the three-month period ended March 31, 2013. Both loans were reported as one-to-four family residential real estate.

The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.

Financial impact of these restructurings was immaterial to the financials of the Corporation at March 31, 2014 and 2013.

NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU did not have a significant effect on the Corporation’s consolidated financial statements.

NOTE 10:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2013 consolidated condensed financial statements to conform to March 31, 2014 presentation.

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

Impact of Recent and Future Legislation. During the last five years, U.S. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 - Regulation and Supervision - Financial System Reform - The Dodd-Frank Act and the CFPB, in our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations of the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency created under the Dodd-Frank Act with broad authority over consumer financial protection laws, to assess their probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Corporation in particular, continues to be uncertain.

New Capital Rules. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency subsequently approved these final rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The final rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation and the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

In addition, the Federal Reserve has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Corporation or reducing the availability of funds to the Corporation to finance its existing operations.

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

CRITICAL ACCOUNTING POLICIES

Note 1 to the consolidated financial statements presented on pages 55 through 59 of the Annual Report on Form 10-K for the year ended December 31, 2013 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights. Following the 2012 acquisition of Dupont State Bank, the treatment of acquired impaired loans is also important.

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

The Corporation’s primary market area for lending has been comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. With the 2012 acquisition of DuPont State Bank and the 2013 acquisition of the Osgood, Indiana branch, the Corporation’s market area now includes Jackson, Jennings and Ripley Counties in Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.

Other-Than-Temporary Impairment

The Corporation evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (“OTTI”) exists pursuant to guidelines established by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of review of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended March 31, 2014.

Valuation of Mortgage Servicing Rights

The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of March 31, 2014, mortgage servicing rights had a carrying value of $640,000.

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

FINANCIAL CONDITION

At March 31, 2014, the Corporation’s consolidated assets totaled $483.9 million, an increase of $1.1 million, or 0.2%, from the December 31, 2013 total. The change was the result of a $7.6 million, or 74.3%, increase in cash, period to period, to $17.9 million as of March 31, 2014, partially offset by decreases in investment securities of $2.6 million and in loans of $3.9 million.

Available-for-sale securities decreased $2.6 million, or 2.1%, over the period, from $119.9 million as of December 31, 2013 to $117.3 million as of March 31, 2014, as the Corporation disposed of select investments in order to mitigate future risk in the portfolio. The net unrealized loss on the portfolio was $1.5 million at March 31, 2014, compared to $2.8 million as of December 31, 2013, reflecting slight improvements in the bond markets.

Net loans, excluding loans held for sale, decreased $3.6 million, or 1.1%, from $316.2 million at December 31, 2013 to $312.6 million at March 31, 2014. Over the same period, $1.2 million in non-performing loans moved from the portfolio into real estate held for sale. Sales of conventional mortgages into the secondary market declined from the levels a year earlier with proceeds from sales to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the three months ended March 31, 2014 at $2.8 million compared to $8.3 million in sales proceeds for the three months ended March 31, 2013, approximately a 66.3% decrease. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.

The Corporation’s consolidated allowance for loan losses totaled $4.2 million at March 31, 2014, a decrease of 7.0% from $4.5 million at December 31, 2013. The decrease was primarily due to the decline in specific reserves needed on impaired loans. For the three-month period ended March 31, 2014, $174,000 was expensed and placed in the reserve as compared to $318,000 for the same period in 2013. Charge offs for the three-month period ended March 31, 2014 of $533,000, primarily one-to-four family residential loans, were partially offset by recoveries of $45,000. This compares to charge offs and recoveries for the three-month period ended March 31, 2013 of $332,000 and $334,000, respectively.

The total allowance represented 1.32% of gross loans as of March 31, 2014, as compared to 1.41% as of December 31, 2013. Specific valuation allowances established for impaired loans totaled $878,000 at March 31, 2014, as compared to $1.1 million at December 31, 2013.

Loans past due 30 days or more as of March 31, 2014, excluding purchased credit-impaired loans, were $6.6 million, or 2.10% of net loans, as compared to $5.6 million, or 1.78%, at December 31, 2013.

Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of March 31, 2014 were $11.5 million, as compared to $11.5 million at December 31, 2013. Troubled debt restructured loans that were less than 90 days past due included in total non-performing loans were $5.5 million as of March 31, 2014, as compared to $5.8 million as of December 31, 2013. Non-performing loans as a percent of net loans were 3.68% and 3.64%, respectively, for those periods.

Although management believes that its allowance for loan losses at March 31, 2014 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.

Other assets decreased, period to period, a total of $1.2 million or 21.1%, primarily as a result of changes in prepaid asset balances and a decrease in the deferred tax asset relating to unrealized gains on available-for-sale securities.

Deposits totaled $401.2 million at March 31, 2014, an increase of $6.2 million, or 1.6%, from total deposits of $395.0 million at December 31, 2013. During the three-month period, noninterest-bearing deposit accounts increased by 4.2%, or $2.0 million, while interest-bearing deposits increased approximately 1.2%, or $4.2 million. The fluctuations were distributed across all deposit types, with the greatest increases being in money market deposit accounts ($3.8 million), the Corporation’s “Vantage” checking account ($2.4 million), and savings accounts ($3.4 million). The largest decrease, period to period, was in certificate of deposit accounts, which decreased $4.5 million. In the current rate environment, borrowers still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings by the Corporation decreased period to period from $49.7 million as of December 31, 2013, compared to $42.7 million as of March 31, 2014, as the Corporation paid off maturing Federal Home Loan Bank of Indianapolis advances.

Other liabilities totaled $3.6 million at March 31, 2014, an increase of $256,000 from $3.4 million at December 31, 2013, primarily due to changes in escrowed balances and accrued expenses.

Stockholders’ equity totaled $36.1 million at March 31, 2014, an increase of $1.6 million, or 4.8%, from $34.5 million at December 31, 2013. The increase was primarily due to the fluctuation in unrealized losses on available-for-sale securities, net of tax, from an unrealized loss of $1.8 million at December 31, 2013 to an unrealized loss of $944,000 at March 31, 2014. The fluctuation in unrealized gains/losses on available-for-sale securities was accompanied by net income of $1.1 million and proceeds from stock options exercised of $111,000, offset by dividends to common and preferred shareholders of $413,000. Dividends to common shareholders for the three-month period were $.21 per share.

The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2014, the Bank’s regulatory capital exceeded all applicable minimum regulatory capital requirements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

General

The Corporation’s net income for the three months ended March 31, 2014 totaled $1.1 million, an increase of $60,000, or 6.0%, from the net income of $1.0 million reported for the period ended March 31, 2013. The increase in net income for the 2014 period as compared to 2013 was attributable to a combination of factors. Net interest income increased $210,000, or 5.7%, from $3.7 million for the period ended March 31, 2013 to $3.9 million for the same period in 2014, a result of both changing interest rates and decreased borrowings. Provision expense decreased $144,000 period to period, or 45.3%, from $318,000 for the three months ended March 31, 2013 to $174,000 for the three months ended March 31, 2014, based on the results of our allowance for loan losses analysis at each period end. Other income decreased $147,000, primarily the result of decreased loan sales into the secondary market partially offset by a decrease in losses on the sale of foreclosed real estate. Other expenses increased $237,000, from $3.2 million for the period ended March 31, 2013 to $3.4 million for the period ended March 31, 2014, primarily due to costs associated with the addition of new branches and the associated personnel.

Net Interest Income

Total interest income for the three months ended March 31, 2014 remained constant at $4.8 million period to period.

Total interest expense for the same period decreased by $183,000, or 16.8%, from the $1.1 million reported for the three months ended March 31, 2013 to $907,000 for the three months ended March 31, 2014. For the three months ended March 31, 2014, interest expense from deposits totaled $516,000, as compared to $616,000 for the same period in 2013. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased $83,000, period to period, as the result of the decrease in both the average rate and the average balance of borrowings. Total borrowings as of March 31, 2014 were $42.7 million, as compared to $49.7 million for the same period in 2013. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis. The average rate for the existing advances was 3.83% at March 31, 2013, as compared to 3.23% at March 31, 2014.

Net interest income was $3.9 million for the three-month period ended March 31, 2014, compared to $3.7 million for the same period in 2013, an increase of $210,000, or 5.7%, period to period, as slight increases in interest income were supplemented by reduced interest expense period to period. The net interest margin for the three-month period ended March 31, 2014 was 3.48% as compared to 3.34% for the comparable period in 2013. For the years ended December 31, 2013 and 2012, the net interest margins were 3.41% and 3.17%, respectively. Included in net interest income for the three-month periods ended March 31, 2014 and 2013 was $71,000 and $106,000, respectively, of net accretion related to the purchase accounting adjustments on loans and deposits from the 2012 acquisition of Dupont State Bank. Comparably, the net accretion (amortization) included in net interest income for the years ended December 31, 2013 and 2012 was $674,000 and $(46,000), respectively. Without the accretion of these purchase accounting adjustments, the net interest margin for the three-month period ended March 31, 2014, would have been 3.42% as compared to 3.25% for the comparable period in 2013, and would have been 3.26% for the year ended December 31, 2013, as compared to 3.18% for the comparable period in 2012. Accretion and amortization of these purchase accounting adjustments are impacted by the estimated and actual cash flows of these financial instruments and therefore could significantly change in subsequent periods.

Provision for Losses on Loans

A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $174,000 provision for losses on loans for the three months ended March 31, 2014, $144,000 lower than the amount expensed for the same period in 2013. The level of the provision expense period to period was reflective of improvements in the economy overall, and stabilization in loan performance trends in general. At December 31, 2009, 2010 and 2011, delinquencies 30 days or more past due, as a percentage of net loans, were 3.70%, 4.63% and 4.28%, respectively. Since 2011, these percentages have declined and stabilized a level below the trends experience from December 31, 2009 to 2011. At December 31, 2012 and 2013 and March 31, 2014, these percentages were 1.82%, 1.78% and 2.10%, respectively. The slight increase in the delinquency percentage from December 31, 2013 to March 31, 2014 was primarily a result of an increase in loans past due 30 to 89 days. Loans past due 30 to 89 days increased $1.1 million from December 31, 2013 to March 31, 2014, while loans past due 90 or more days declined slightly period to period.

While management believes that the allowance for losses is adequate at March 31, 2014, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income

Other income decreased by $147,000, or 12.6%, during the three months ended March 31, 2014 to $1.0 million, as compared to the $1.2 million reported for the same period in 2013. The decrease was due primarily to a decrease in gains on the sale of loans into the secondary market, with $78,000 in gains for the three-month period ended March 31, 2014, compared to $325,000 for the same period in 2013. Losses on the sale of foreclosed real estate decreased to $21,000 for the three-month period ended March 31, 2014, from $144,000 for the comparable period in 2013, a decrease of $123,000. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.

Other Expenses

Total other expenses increased period to period, with a net increase of $237,000, or 7.4%, from March 31, 2013 to March 31, 2014. The most significant financial statement changes were:

•	Salaries and employee benefits increased 9.0%, period to period, reflecting increased salary costs and increased costs associated with group insurance.

•
Occupancy and equipment expense increased $61,000, from $476,000 for the period ended March 31, 2013, as compared to $537,000 for the same period in 2014, primarily due to additional branches (Osgood and Jeffersonville, Indiana), as well as increased snow removal costs.

Income Taxes

Tax expense of $277,000 was recorded for the three-month period ended March 31, 2014, as compared to $367,000 for the comparable period in 2013. For the 2014 period, the Corporation had pre-tax income of $1.3 million, as compared to $1.4 million for the 2013 period. The effective tax rate was 20.7% for the three-month period ended March 31, 2014, as compared to 26.7% for the same period in 2013. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The decrease, period to period, was primarily attributable to increased tax exempt loan income 2014 over 2013.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.

Liquidity Resources

Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the Federal Home Loan Bank of Indianapolis. At March 31, 2014, the Bank had $35.5 million in such borrowings outstanding, with a $10.0 million overdraft line of credit immediately available. An additional $56.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $76.6 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (“CDARS”) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At March 31, 2014, the Bank had commitments to fund loan originations and loans in process of $36.1 million, unused home equity lines of credit of $24.4 million and unused commercial lines of credit of $24.1 million. Commitments to sell loans as of that date were $1.2 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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

Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended March 31, 2014: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 15, 2014	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location

31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101
XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended March 31, 2014: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.
Attached