Form 10-Q
period 2014-06-30
RIVER VALLEY BANCORP
filed 2014-08-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of August 11, 2014, was 2,489,696.

RIVER VALLEY BANCORP
FORM 10-Q
INDEX

Page No.

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements (unaudited)	3
	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Income	4
	Consolidated Condensed Statements of Comprehensive Income	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		48
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

SIGNATURES		50
EXHIBIT INDEX		51

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$6,981	$4,366
Interest-bearing demand deposits	665	3,913
Federal funds sold	4,053	1,965
Cash and cash equivalents	11,699	10,244
Interest-bearing deposits	1,984	1,984
Investment securities available for sale	120,003	119,887
Loans held for sale	525	341
Loans	321,065	320,738
Allowance for loan losses	3,762	4,510
Net loans	317,303	316,228
Premises and equipment, net	9,904	10,775
Premises held for sale	1,275	-
Real estate, held for sale	1,389	155
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	1,759	2,178
Cash value of life insurance	10,353	10,230
Goodwill	200	200
Core deposit intangibles	380	428
Other assets	4,407	5,592
Total assets	$485,776	$482,837

Liabilities
Deposits
Noninterest-bearing	$51,552	$47,499
Interest-bearing	350,036	347,516
Total deposits	401,588	395,015
Borrowings	42,717	49,717
Interest payable	226	270
Other liabilities	3,652	3,371
Total liabilities	448,183	448,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares	5,000	5,000
Issued and outstanding – 5,000 shares
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 1,537,306 and 1,532,306 shares	7,935	7,824
Retained earnings	24,812	23,463
Accumulated other comprehensive loss	(154)	(1,823)
Total stockholders’ equity	37,593	34,464
Total liabilities and stockholders’ equity	$485,776	$482,837

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$3,987	$4,139	$7,990	$8,195
Investment securities	738	728	1,482	1,415
Interest-earning deposits and other	55	52	127	100
Total interest income	4,780	4,919	9,599	9,710

Interest Expense
Deposits	501	591	1,017	1,207
Borrowings	352	473	743	947
Total interest expense	853	1,064	1,760	2,154

Net Interest Income	3,927	3,855	7,839	7,556
Provision for loan losses	24	318	198	636
Net Interest Income After Provision for Loan Losses	3,903	3,537	7,641	6,920

Other Income
Service fees and charges	648	673	1,192	1,267
Net realized gains on sale of available-for-sale securities (includes $158, $114, $245 and $193, respectively, related to accumulated other comprehensive earnings reclassifications)	158	114	245	193
Net gains on loan sales	64	228	142	553
Interchange fee income	161	147	308	286
Increase in cash value of life insurance	42	69	124	137
Loss on premises held for sale	(111)	-	(111)	-
Loss on real estate held for sale	(139)	(59)	(159)	(202)
Other income	131	113	236	222
Total other income	954	1,285	1977	2,456

Other Expenses
Salaries and employee benefits	1,847	1,669	3,688	3,358
Net occupancy and equipment expenses	486	475	1,023	951
Data processing fees	152	125	296	256
Advertising	140	122	239	228
Mortgage servicing rights	48	58	92	123
Office supplies	34	57	49	89
Professional fees	98	130	232	221
Federal Deposit Insurance Corporation assessment	105	110	210	193
Loan related expenses	109	152	243	253
Other expenses	371	295	736	702
Total other expenses	3,390	3,193	6,808	6,374

Income Before Income Tax	1,467	1,629	2,810	3,002
Income tax expense (includes $54, $39, $83 and $66, respectively, related to income tax expense from reclassification items)	326	441	604	808

Net Income	1,141	1,188	2,206	2,194
Preferred stock dividends	91	91	181	181
Net Income Available to Common Stockholders	$1,050	$1,097	$2,025	$2,013

Basic earnings per common share	$.68	$.72	$1.32	$1.32
Diluted earnings per common share	.68	.72	1.32	1.32
Dividends per share	.23	.21	.44	.42

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)

Net income	$1,141	$1,188	$2,206	$2,194
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(487), $1,522, $(986) and $1,741	894	(2,738)	1,831	(3,135)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $54 , $39, $83 and $66	104	75	162	127
	790	(2,813)	1,669	(3,262)
Comprehensive income (loss)	$1,931	$(1,625)	$3,875	$(1,068)

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Operating Activities
Net income	$2,206	$2,194
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	198	636
Depreciation and amortization	407	397
Investment securities gains	(245)	(193)
Loans originated for sale in the secondary market	(4,873)	(14,826)
Proceeds from sale of loans in the secondary market	4,778	15,294
Gain on sale of loans	(142)	(553)
Amortization of net loan origination cost	73	76
Net accretion relative to purchased loans	(111)	(253)
Loss on premises held for sale	111	-
Loss on real estate held for sale	159	202
Net change in
Interest receivable	419	239
Interest payable	(44)	(43)
Prepaid Federal Deposit Insurance Corporation assessment	-	703
Other adjustments	699	116
Net cash provided by operating activities	3,635	3,989

Investing Activities
Purchases of securities available for sale	(15,524)	(37,299)
Proceeds from maturities and paydowns of securities available for sale	8,007	11,948
Proceeds from sales of securities available for sale	10,156	7,817
Net change in loans	(2,984)	9,854
Purchases of premises and equipment	(925)	(227)
Proceeds from sale of real estate acquired through foreclosure	132	657
Other investing activity	2	(13)
Net cash used in investing activities	(1,136)	(7,263)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	17,066	13,599
Certificates of deposit	(10,493)	(9,236)
Proceeds from borrowings	10,000	(501)
Repayment of borrowings	(17,000)	-
Cash dividends	(826)	-
Proceeds from exercise of stock options	111	50
Advances by borrowers for taxes and insurance	98	37
Net cash provided by (used in) financing activities	(1,044)	3,949

Net Change in Cash and Cash Equivalents	1,455	675
Cash and Cash Equivalents, Beginning of Period	10,244	19,152
Cash and Cash Equivalents, End of Period	$11,699	$19,827

Additional Cash Flows and Supplementary Information
Interest paid	$1,804	$2,197
Income tax paid, net of refunds	-	575
Transfers to real estate held for sale	1,524	839
Dividends declared not paid	353	321

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
NOTE 1: BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Corporation as of that date.
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

The fair value of the assets acquired, liabilities assumed, and the purchase price for the Osgood, Indiana branch acquisition was allocated as follows (in thousands):
Consideration: Cash paid	$129
Fair value of assets acquired:
Cash and cash equivalents	6,379
Property and equipment	73
Core deposit intangible	11
Other assets	1
Total assets acquired	6,464
Fair value of liabilities assumed:
Deposits	6,455
Interest payable	2
Other liabilities	2
Total liabilities assumed	6,459

Goodwill	$124

NOTE 4: EARNINGS PER SHARE

Earnings per share have been computed based upon the weighted average common shares outstanding.
	Three Months Ended June 30, 2014			Three Months Ended June, 2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$1,050	1,537,229	$.68	$1,097	1,526,042	$.72
Effect of dilutive stock options		3,872			5,405
Diluted earnings per share Income available to common stockholders and assumed conversions	$1,050	1,541,101	$.68	$1,097	1,531,447	$.72

	Six Months Ended June 30, 2014			Six Months Ended June, 2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(Unaudited; In Thousands, Except Share Amounts)
Basic earnings per share Income available to common stockholders	$2,025	1,535,292	$1.32	$2,013	1,525,460	$1.32
Effect of dilutive stock options		4,254			4,672
Diluted earnings per share Income available to common stockholders and assumed conversions	$2,025	1,539,546	$1.32	$2,013	1,530,132	$1.32

Net income for the three-month period ending June 30, 2014, of $1,141,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,050,000. For the three-month period ending June 30, 2013, net income of $1,188,000 was reduced by $91,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $1,097,000.
Net income for the six-month period ended June, 2014, of $2,206,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $2,025,000. For the six-month period ending June 30, 2013, net income of $2,194,000 was reduced by $181,000 for dividends on preferred stock in the same period, to arrive at income available to common stockholders of $2,013,000.
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

Recurring Measurements
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated condensed balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013, respectively.
		June 30, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$34,585	$-	$34,585	$-
State and municipal	34,705	-	34,705	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	47,334	-	47,334	-
Corporate	3,379	-	1,995	1,384
Total	$120,003	$-	$118,619	$1,384

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Available-for-sale securities
Federal agencies	$37,213	$-	$37,213	$-
State and municipal	37,122	-	37,122	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	41,801	-	41,801	-
Corporate	3,751	-	2,483	1,268
Total	$119,887	$-	$118,619	$1,268

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the three-month and six-month periods ended June 30, 2014 and June 30, 2013:
	Available-for-Sale Securities
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(Unaudited; In Thousands)

Beginning balance	$1,365	$1,208
Accretion	3	2
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	28	15
Settlements, including pay downs	(12)	(4)

Ending balance	$1,384	$1,221
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-for-Sale Securities
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited; In Thousands)

Beginning balance	$1,268	$1,197
Accretion	5	8
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	130	78
Settlements, including pay downs	(19)	(62)

Ending balance	$1,384	$1,221
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and six-month periods ended June 30, 2014 and June 30, 2013.
At June 30, 2014, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at June 30, 2014. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Nonrecurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.
		Fair Value Measurements Using
As of June 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Real estate held for sale	$400	$-	$-	$400

		Fair Value Measurements Using
As of December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$5,987	$-	$-	$5,987

Real estate held for sale	$65	$-	$-	$65

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated condensed balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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
Sensitivity of Significant Unobservable Inputs
The following tables represent quantitative information about unobservable Level 3 fair value measurements at June 30, 2014 and December 31, 2013:
	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Unaudited; In Thousands)

Real estate held for sale	$ 400	Comparative sales based on independent appraisal	Marketability Discount	10%

Securities available for sale

Corporate	$ 1,384	Discounted cash flows	*Default probability	0.85%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.29%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(In Thousands)

Impaired loans	$ 5,987	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$ 65	Comparative sales based on independent appraisal	Marketability Discount	10%

Securities available for sale

Corporate	$ 1,268	Discounted cash flows	*Default probability	1.04%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.41%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

Following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring and nonrecurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.
Securities Available for Sale – Pooled Trust Preferred Securities
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
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Cash Equivalents and Interest-bearing Deposits – The fair value approximates carrying value.
Loans Held for Sale – Fair values are based on quoted market prices.
Loans – The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
FHLB Stock – Fair value of Federal Home Loan Bank (“FHLB”) stock is based on the price at which it may be resold to the FHLB.
Interest Receivable/Payable – The fair values of interest receivable/payable approximate carrying values.
Deposits – The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.
Borrowings – The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt or as applicable, based on quoted market prices for the identical liability when traded as an asset.
Off-balance sheet Commitments – Commitments include commitments to originate mortgage and consumer loans and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair value of these financial instruments.

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013.
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
June 30, 2014:
Assets
Cash and cash equivalents	$11,699	$11,699	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	525	-	525	-
Loans, net of allowance for losses	317,303	-	328,951	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	1,759	-	1,759	-
Liabilities
Deposits	401,588	-	402,254	-
Borrowings	42,717	-	37,337	7,220
Interest payable	226	-	226	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
December 31, 2013:
Assets
Cash and cash equivalents	$10,244	$10,244	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	341	-	341	-
Loans, net of allowance for losses	316,228	-	330,073	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,178	-	2,178	-
Liabilities
Deposits	395,015	-	395,924	-
Borrowings	49,717	-	44,538	7,218
Interest payable	270	-	270	-

NOTE 6: INVESTMENT SECURITIES
The amortized cost and approximate fair values of securities as of June 30, 2014 and December 31, 2013 are as follows:
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$34,942	$196	$(553)	$34,585
State and municipal	33,899	1,089	(283)	34,705
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	47,784	280	(730)	47,334
Corporate	3,649	10	(280)	3,379
Totals	$120,274	$1,575	$(1,846)	$120,003

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Federal agencies	$38,075	$224	$(1,086)	$37,213
State and municipal	37,709	748	(1,335)	37,122
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	42,782	176	(1,157)	41,801
Corporate	4,164	-	(413)	3,751
Totals	$122,730	$1,148	$(3,991)	$119,887

The amortized cost and fair value of available-for-sale securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$3,012	$3,029
One to five years	14,013	14,203
Five to ten years	29,811	29,537
After ten years	25,654	25,900
	72,490	72,669
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	47,784	47,334
Totals	$120,274	$120,003

No securities were pledged at June 30, 2014 or 2013 or at December 31, 2013 to secure FHLB advances.
Proceeds from sales of securities available for sale during the three-month periods ended June 30, 2014 and 2013 were $1,892,000 and $5,761,000. Gross gains of $158,000 and $131,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended June 30, 2014 and 2013, respectively. There were no gross losses realized for the three-month period ended June 30, 2014, and gross losses of $17,000 were realized for the three-month period ended June 30, 2013.
Proceeds from sales of securities available for sale during the six-month periods ended June 30, 2014 and 2013 were $10,156,000 and $7,817,000. Gross gains of $437,000 and $210,000 resulting from sales and calls of available-for-sale securities were realized for the six-month periods ended June 30, 2014 and 2013, respectively. Gross losses of $192,000 were realized for the six-month period ended June 30, 2014, and gross losses of $17,000 were realized for the six-month period ended June 30, 2013.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 was $61,167,000, which is approximately 51.0% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2013 was $76,903,000, which represented approximately 64.1% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:
	June 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$9,367	$(238)	$11,685	$(315)	$21,052	$(553)
State and municipal	3,293	(24)	7,250	(259)	10,543	(283)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	7,965	(164)	20,478	(566)	28,443	(730)
Corporate	-	-	1,129	(280)	1,129	(280)
Total temporarily impaired securities	$20,625	$(426)	$40,542	$(1,420)	$61,167	$(1,846)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$21,518	$(962)	$1,876	$(124)	$23,394	$(1,086)
State and municipal	18,556	(1,271)	540	(64)	19,096	(1,335)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,717	(1,131)	444	(26)	31,161	(1,157)
Corporate	2,732	(26)	520	(387)	3,252	(413)
Total temporarily impaired securities	$73,523	$(3,390)	$3,380	$(601)	$76,903	$(3,991)

Federal Agencies
The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2014.
State and Municipal
The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities
The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2014.
Corporate Securities
The unrealized losses on the Corporation’s investment in corporate securities were due primarily to a loss on one pooled trust preferred issue held by the Corporation. The ALESCO 9A issue had an unrealized loss at June 30, 2014 of $272,000. The PRETSL XXVII issue was at a slight gain at June 30, 2014. This compares to December 31, 2013, which showed unrealized losses on both ALESCO 9A and PRETSL XXVII of $387,000 and $6,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Baa3 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.4% of the book value of the Corporation’s investment portfolio and approximately 1.2% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at June 30, 2014.
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
The carrying amount of those loans included in the balance sheet as loans receivable at June 30, 2014 and December 31, 2013 were (in thousands):

	June 30, 2014	December 31, 2013
	(Unaudited)

Construction/Land	$713	$713
One-to-four family residential	1,424	1,812
Multi-family residential	-	685
Nonresidential real estate and agricultural land	582	1,124
Commercial	25	26
Consumer and other	34	38
Outstanding balance of acquired credit-impaired loans	2,778	4,398
Fair value adjustment for credit-impaired loans	(911)	(1,541)
Carrying balance of acquired credit-impaired loans	$1,867	$2,857

Accretable yield, or income expected to be collected is as follows:
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(Unaudited; In Thousands)

Balance at the beginning of the period	$1,266	$1,345
Additions	-	-
Accretion	(97)	(210)
Reclassification from non-accretable difference	142	176
Disposals	-	-
Balance June 30, 2014	$1,311	$1,311

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Unaudited; In Thousands)

Balance at the beginning of the period	$554	$673
Additions	-	-
Accretion	(171)	(295)
Reclassification from non-accretable difference	192	197
Disposals	-	-
Balance at June 30, 2013	$575	$575

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

During the three months and six months ended June 30, 2014, increases and decreases to the allowance for loan losses for loans acquired with deteriorated credit quality were immaterial to financial reporting. During the three months and six months ended June 30, 2013, the Corporation did not increase the allowance for loan losses by a charge to the income statement for any of the loans acquired with deteriorated credit quality.
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
The following table presents the breakdown of loans as of June 30, 2014 and December 31, 2013.
	June 30, 2014	December 31, 2013
	(Unaudited)
	(In Thousands)
Construction/Land	$25,379	$24,307
One-to-four family residential	134,536	137,298
Multi-family residential	17,901	16,408
Nonresidential	113,637	118,946
Commercial	26,435	24,741
Consumer	4,045	4,326
	321,933	326,026
Unamortized deferred loan costs	502	487
Undisbursed loans in process	(1,370)	(5,775)
Allowance for loan losses	(3,762)	(4,510)
Total loans	$317,303	$316,228

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

The following tables present the activity in the allowance for loan losses for the three and six-month periods ended June 30, 2014 and 2013, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of June 30, 2014 and December 31, 2013.

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended June 30, 2014 Balances at beginning of period:	$694	$1,524	$414	$1,378	$176	$10	$4,196
Provision for losses	(18)	(33)	400	(311)	(31)	17	24
Loans charged off	-	(137)	(511)	(61)	-	(35)	(744)
Recoveries on loans	-	37	-	226	7	16	286
Balances at end of period	$676	$1,391	$303	$1,232	$152	$8	$3,762

Six Months Ended June 30, 2014 Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	-	223	410	(404)	(51)	20	198
Loans charged off	-	(621)	(511)	(72)	-	(73)	(1,277)
Recoveries on loans	-	40	-	238	14	39	331
Balances at end of period	$676	$1,391	$303	$1,232	$152	$8	$3,762

As of June 30, 2014 Allowance for losses:
Individually evaluated for impairment:	$195	$174	$196	$97	$58	$-	$720
Collectively evaluated for impairment:	481	1,033	107	1,078	94	8	2,801
Loans acquired with a deteriorated credit quality:	-	184	-	57	-	-	241
Balances at end of period	$676	$1,391	$303	$1,232	$152	$8	$3,762

Loans:
Individually evaluated for impairment:	$4,055	$4,935	$1,004	$3,995	$298	$-	$14,287
Collectively evaluated for impairment:	20,937	128,570	16,897	109,222	26,126	4,027	305,779
Loans acquired with a deteriorated credit quality:	387	1,031	-	420	11	18	1,867
Balances at end of period	$25,379	$134,536	$17,901	$113,637	$26,435	$4,045	$321,933

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)

Three Months Ended June 30, 2013 Balances at beginning of period:	$757	$1,534	$278	$1,179	$135	$1	$3,884
Provision for losses	(84)	305	19	(97)	144	31	318
Loans charged off	-	(21)	-	-	(138)	(43)	(202)
Recoveries on loans	-	3	-	20	-	13	36
Balances at end of period	$673	$1,821	$297	$1,102	$141	$2	$4,036

Six Months Ended June 30, 2013 Balances at beginning of period:	$649	$1,423	$281	$1,077	$132	$2	$3,564
Provision for losses	67	482	16	(114)	146	39	636
Loans charged off	(61)	(87)	-	(175)	(137)	(74)	(534)
Recoveries on loans	18	3	-	314	-	35	370
Balances at end of period	$673	$1,821	$297	$1,102	$141	$2	$4,036

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(In Thousands)

As of December 31, 2013 Allowance for losses:
Individually evaluated for impairment:	$195	$552	$196	$97	$68	$-	$1,108
Collectively evaluated for impairment:	481	1,101	110	1,305	120	21	3,138
Loans acquired with a deteriorated credit quality:	-	96	98	68	1	1	264
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510

Loans:
Individually evaluated for impairment:	$4,104	$5,917	$1,074	$4,096	$372	$-	$15,563
Collectively evaluated for impairment:	19,866	130,100	14,834	114,145	24,354	4,307	307,606
Loans acquired with a deteriorated credit quality:	337	1,281	500	705	15	19	2,857
Balances at end of period	$24,307	$137,298	$16,408	$118,946	$24,741	$4,326	$326,026

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of June 30, 2014 and December 31, 2013. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for these periods.
June 30, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)

Construction/Land	$25,379	$21,164	$32	$4,183	$-
1-4 family residential	134,536	124,143	3,930	6,309	154
Multi-family residential	17,901	16,854	43	1,004	-
Nonresidential	113,637	107,052	2,833	3,596	156
Commercial	26,435	26,032	92	246	65
Consumer	4,045	4,035	-	10	-
Total loans	$321,933	$299,280	$6,930	$15,348	$375

December 31, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)

Construction/Land	$24,307	$20,023	$33	$4,251	$-
1-4 family residential	137,298	124,765	4,144	7,691	698
Multi-family residential	16,408	14,798	44	1,566	-
Nonresidential	118,946	110,622	2,686	5,066	572
Commercial	24,741	24,341	8	316	76
Consumer	4,326	4,301	-	25	-
Total loans	$326,026	$298,850	$6,915	$18,915	$1,346

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
The following tables present the Corporation’s loan portfolio aging analysis as of June 30, 2014 and December 31, 2013:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(Unaudited; In Thousands)

Construction/Land	$6	$207	$237	$450	$24,542	$387	$25,379
1-4 family residential	798	2,608	1,116	4,522	128,983	1,031	134,536
Multi-family residential	-	-	-	-	17,901	-	17,901
Nonresidential	418	195	2,378	2,991	110,226	420	113,637
Commercial	26	35	85	146	26,278	11	26,435
Consumer	38	15	1	54	3,973	18	4,045
	$1,286	$3,060	$3,817	$8,163	$311,903	$1,867	$321,933

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(In Thousands)

Construction/Land	$207	$-	$71	$278	$23,692	$337	$24,307
1-4 family residential	458	671	2,322	3,451	132,566	1,281	137,298
Multi-family residential	-	-	-	-	15,908	500	16,408
Nonresidential	267	398	940	1,605	116,636	705	118,946
Commercial	66	-	96	162	24,564	15	24,741
Consumer	104	7	7	118	4,189	19	4,326
	$1,102	$1,076	$3,436	$5,614	$317,555	$2,857	$326,026

At June 30, 2014, there was $1,000 of consumer loans that were past due 90 days or more and accruing. At December 31, 2013, there was one consumer installment loan of $1,000 that was past due 90 days or more and accruing.

The following table presents the Corporation’s nonaccrual loans as of June 30, 2014 and December 31, 2013, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more (in thousands).

	June 30, 2014	December 31, 2013
	(Unaudited)
Construction/Land	$3,634	$3,864
One-to-four family residential	4,681	3,833
Multi-family residential	1,004	1,073
Nonresidential and agricultural land	3,561	2,377
Commercial	255	362
Consumer and other	-	5
Total nonaccrual loans	$13,135	$11,514

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
The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of June 30, 2014 (unaudited; in thousands):
Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$2,239	$2,477	$-
1-4 family residential	4,379	4,389	-
Multi-family residential	-	-	-
Nonresidential	3,112	3,385	-
Commercial	195	203	-
Consumer	-	-	-
	$9,925	$10,454	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$1,816	$1,830	$195
1-4 family residential	556	572	174
Multi-family residential	1,004	1,021	196
Nonresidential	883	883	97
Commercial	103	242	58
Consumer	-	-	-
	$4,362	$4,548	$720

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction Land	$4,055	$4,307	$195
1-4 family residential	4,935	4,961	174
Multi-family residential	1,004	1,021	196
Nonresidential	3,995	4,268	97
Commercial	298	445	58
Consumer	-	-	-
	$14,287	$15,002	$720

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June, 2014 and 2013.
	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction/Land	$4,088	$45	$4,834	$67
1-4 family residential	4,977	46	5,243	58
Multi-family residential	1,004	7	1,088	13
Nonresidential	3,890	37	4,726	120
Commercial	334	10	417	20
Consumer	-	-	11	-
	$14,293	$145	$16,319	$278

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction/Land	$4,141	$79	$4,597	$72
1-4 family residential	5,311	93	4,770	90
Multi-family residential	1,021	12	1,090	13
Nonresidential	3,982	64	3,745	136
Commercial	347	11	480	20
Consumer	-	-	11	1
	$14,802	$259	$14,693	$332

For the three and six months ended June 30, 2014, interest income recognized on a cash basis included above was $110,000 and $184,000, respectively. For the three and six months ended June 30, 2013, interest income recognized on a cash basis included above was $149,000 and $216,000, respectively.

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
Loans reported as TDR as of June 30, 2014 totaled $9.6 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $8.5 million at June 30, 2014. The remaining TDR loans, totaling $1.1 million, were accruing at June 30, 2014 and reported as performing loans.
All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.
At June 30, 2014, the Corporation had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following tables present information regarding troubled debt restructurings by class as of the three-month and six-month periods ended June 30, 2014 and  2013, and new troubled debt restructuring for the three-month and six-month periods ended June 30, 2014 and 2013:
	For the Three Months Ended June 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	1	$2,229	$2,270
One-to-four family residential	3	229	228
Multi-family residential	1	1,068	1,083
Nonresidential and agricultural land	1	200	163
Commercial	3	71	71
Consumer	-	-	-
	9	$3,797	$3,815

	For the Three Months Ended June 30, 2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	1	$103	$101
One-to-four family residential	2	176	190
Multi-family residential	-	-	-
Nonresidential and agricultural land	-	-	-
Commercial	-	-	-
Consumer	-	-	-
	3	$279	$291

	For the Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	2	$2,448	$2,488
One-to-four family residential	6	2,121	2,391
Multi-family residential	1	1,068	1,083
Nonresidential and agricultural land	1	200	163
Commercial	4	71	87
Consumer	-	-	-
	14	$5,908	$6,212

	For the Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	3	$103	$272
One-to-four family residential	8	416	434
Multi-family residential	-	-	-
Nonresidential and agricultural land	2	935	935
Commercial	4	37	98
Consumer	-	-	-
	17	$1,491	$1,739

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the three months ended June 30, 2014 and 2013.
June 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$-	$2,270	$2,270
One-to-four family residential	-	14	214	228
Multi-family residential	-	-	1,083	1,083
Nonresidential	-	-	163	163
Commercial	-	-	71	71
Consumer	-	-	-	-
	$-	$14	$3,801	$3,815

June 30, 2013	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$101	$-	$101
One-to-four family residential	-	190	-	190
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
	$-	$291	$-	$291

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the six months ended June 30, 2014 and 2013.
June 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$218	$2,270	$2,488
One-to-four family residential	-	110	2,281	2,391
Multi-family residential	-	-	1,083	1,083
Nonresidential	-	-	163	163
Commercial	-	-	87	87
Consumer	-	-	-	-
	$-	$328	$5,884	$6,212

June 30, 2013	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$101	$171	$272
One-to-four family residential	-	204	230	434
Multi-family residential	-	-	-	-
Nonresidential	-	-	935	935
Commercial	-	-	98	98
Consumer	-	-	-	-
	$-	$305	$1,434	$1,739

No loans classified and reported as troubled debt restructured within the twelve months prior to June 30, 2014, defaulted during the six-month period ended June 30, 2014. One loan totaling $79,000 that was classified and reported as troubled debt restructured within the twelve months prior to June 30, 2013, defaulted during the six-month period ended June 30, 2013. The loan was reported as one-to-four family residential real estate.
The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.
Financial impact of these restructurings was immaterial to the financials of the Corporation at June 30, 2014 and 2013.
NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU did not have a significant effect on the Corporation’s consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
In January 2014, FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed the criteria for reporting discontinued operations and related reporting requirements, including the provision for disclosures about the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In May 2014, FASB, in joint cooperation with the International Accounting Standards Board, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of revenue recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a common framework and reduces the number of requirements which an entity must consider in recognizing revenue and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing.” This Update addresses the concerns of stakeholders by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for the first interim or annual reporting period beginning after December 15, 2014, since the Corporation is a “public business entity” within the meaning of ASU 2013-12. Early adoption is prohibited. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
In June 2014, FASB issued ASU 2014-12, “Compensation – Stock Compensation.” This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met. The amendments in this Update are effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE 10:  RECLASSIFICATIONS

Certain reclassifications have been made to the 2013 consolidated condensed financial statements to conform to the June 30, 2014 presentation.
NOTE 11:  SUBSEQUENT EVENTS

Public Offering. On July 7, 2014, the Corporation issued 825,000 shares of its common stock in an underwritten public offering at an offering price of $20.50 per share. On July 15, 2014, as a result of the underwriter’s exercise of an over-allotment option, the Corporation issued an additional 121,390 shares of its common stock at the public offering price of $20.50 per share, bringing the total number of shares of common stock sold by the Corporation in the public offering to 946,390 shares. Gross proceeds to the Corporation from the public offering, including proceeds from the exercise of the over-allotment option, were approximately $19.4 million, and net proceeds after offering expenses were approximately $17.9 million.
The Corporation intends to use the net proceeds from the offering to redeem all 5,000 of its issued and outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A when the preferred stock becomes redeemable, and for general corporate purposes, including the contribution of a portion of the proceeds to the Bank as additional capital. The net proceeds will also support future growth, which may include organic growth in existing markets and opportunistic acquisitions of all or part of other financial institutions.
2014 Stock Option and Incentive Plan. The 2014 Stock Option and Incentive Plan (the “2014 Plan”) was approved by the Corporation’s shareholders at the April 16, 2014 Annual Meeting of the Corporation. Under the terms of the 2014 Plan, the Corporation may issue or deliver to participants up to 150,000 shares of the Corporation’s common stock pursuant to grants of incentive and non-qualified stock options, restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. On July 15, 2014, the Corporation granted 30,000 stock options and 30,000 shares of restricted stock to its directors and officers pursuant to the terms of the 2014 Plan.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended June 30, 2014.
Valuation of Mortgage Servicing Rights
The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of June 30, 2014, mortgage servicing rights had a carrying value of $615,000.
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
FINANCIAL CONDITION
At June 30, 2014, the Corporation’s consolidated assets totaled $485.8 million, an increase of $3.0 million, or 0.6%, from the December 31, 2013 total. The change was primarily the result of a $1.5 million, or 14.2%, increase in cash, period to period, to $11.7 million as of June 30, 2014, as well as slight increases in other interest-earning assets, as both net loans receivable and investments available for sale increased. Other assets decreased period to period, primarily due to decreases in the deferred tax assets associated with the market adjustment for available-for-sale investments, as market values on the investment portfolio improved.

Available-for-sale securities increased $116,000, or 0.1%, over the period, from $119.9 million as of December 31, 2013 to $120.0 million as of June 30, 2014. The net unrealized loss on the portfolio was $271,000 at June 30, 2014, compared to $2.8 million as of December 31, 2013, reflecting improvements in the bond markets.
Net loans, excluding loans held for sale, increased $1.1 million, or 0.3%, from $316.2 million at December 31, 2013 to $317.3 million at June 30, 2014. Over the same period, $1.5 million in non-performing loans moved from the portfolio into real estate held for sale. Sales of conventional mortgages into the secondary market declined from the levels a year earlier with proceeds from sales to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the six months ended June 30, 2014 at $4.8 million compared to $15.3 million in sales proceeds for the six months ended June 30, 2013, approximately a 68.6% decrease. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.

The Corporation’s consolidated allowance for loan losses totaled $3.8 million, or 1.17% of gross loans, at June 30, 2014, a decrease of 15.6% from $4.5 million, or 1.41% of gross loans, at December 31, 2013. The decrease was primarily due to the decline in specific reserves needed on impaired loans, improvements in the local and economic conditions, and the stabilization of loan performance trends. Specific valuation allowances established for impaired loans declined to $720,000 at June 30, 2014 from $1.1 million at December 31, 2013, as certain loans with specific reserves at December 31, 2013 were charged off during the six months ended June 30, 2014. For the six-month period ended June 30, 2014, $198,000 was expensed and placed in the reserve as compared to $636,000 for the same period in 2013. Charge offs for the six-month period ended June 30, 2014 of $1.3 million, primarily one-to-four and multi-family residential loans, were partially offset by recoveries of $331,000. Charge offs for the 2014 period were largely comprised of loans to two borrowers which totaled $793,000 and were partially reserved for at December 31, 2013. This compares to charge offs and recoveries for the six-month period ended June 30, 2013 of $534,000 and $370,000, respectively.
Loans past due 30 days or more as of June 30, 2014, excluding purchased credit-impaired loans, were $8.2 million, or 2.6% of net loans, as compared to $5.6 million, or 1.8%, at December 31, 2013. The increase was primarily due to one large loan, totaling $1.9 million. The loan is a troubled debt restructuring for a group of single family rental properties in Louisville, Kentucky and was 66 days past due at June 30, 2014. This loan is deemed to be an impaired loan, and management has reviewed the loan and determined that no reserve is required at this time.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of June 30, 2014 were $13.1 million, as compared to $11.5 million at December 31, 2013, with the increase due primarily to the addition of the aforementioned delinquent loan. Troubled debt restructured loans that were less than 90 days past due included in total non-performing loans were $7.7 million as of June 30, 2014, as compared to $5.8 million as of December 31, 2013. Non-performing loans as a percent of net loans were 4.13% and 3.64%, respectively, for those periods.
Although management believes that its allowance for loan losses at June 30, 2014 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.
Other assets decreased, period to period, a total of $1.2 million or 21.2%, primarily as a result of changes in prepaid asset balances and a decrease in the deferred tax asset relating to unrealized losses on available-for-sale securities as market value from December 31, 2013 to June 30, 2014 improved.
Deposits totaled $401.6 million at June 30, 2014, an increase of $6.6 million, or 1.7%, from total deposits of $395.0 million at December 31, 2013. During the six-month period, noninterest-bearing deposit accounts increased by 8.5%, or $4.1 million, while interest-bearing deposits increased approximately 0.7%, or $2.5 million. The fluctuations were distributed across all deposit types, with the greatest increases being in “NOW” accounts ($8.7 million), the Corporation’s noninterest-bearing checking accounts ($4.1 million), and savings accounts ($2.3 million). The largest decrease, period to period, was in certificate of deposit accounts, which decreased $10.5 million. In the current rate environment, borrowers still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.

Borrowings by the Corporation decreased period to period from $49.7 million as of December 31, 2013, compared to $42.7 million as of June 30, 2014, as the Corporation paid off maturing Federal Home Loan Bank of Indianapolis advances.
Other liabilities totaled $3.7 million at June 30, 2014, an increase of $281,000 from $3.4 million at December 31, 2013, primarily due to changes in escrowed balances and accrued expenses.
Stockholders’ equity totaled $37.6 million at June 30, 2014, an increase of $3.1 million, or 9.0%, from $34.5 million at December 31, 2013. The increase was primarily due to the decrease in unrealized losses on available-for-sale securities, net of tax, from an unrealized loss of $1.8 million at December 31, 2013 to an unrealized loss of $154,000 at June 30, 2014. The fluctuation in unrealized losses on available-for-sale securities was accompanied by net income of $2.0 million and proceeds from stock options exercised of $111,000, offset by dividends to common and preferred shareholders of $858,000. Dividends to common shareholders for the six-month period were $.44 per share.
The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2014, the Bank’s regulatory capital exceeded all applicable minimum regulatory capital requirements.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
General
The Corporation’s net income for the three months ended June 30, 2014 totaled $1.1 million, a decrease of $47,000, or 3.9%, from the net income of $1.2 million reported for the period ended June 30, 2013. The decrease in net income for the 2014 period as compared to 2013 was attributable to a combination of factors. Net interest income increased $72,000, or 1.9%, from $3.8 million for the period ended June 30, 2013 to $3.9 million for the same period in 2014, a result of both changing interest rates and decreased borrowings. Provision expense decreased $294,000 period to period, or 92.5%, from $318,000 for the three months ended June 30, 2013 to $24,000 for the three months ended June 30, 2014, based on the results of our allowance for loan losses analysis at each period end. Other income decreased $331,000, primarily the result of decreased loan sales into the secondary market accompanied by losses on premises and other real estate held for sale. Other expenses increased $197,000, from $3.2 million for the period ended June 30, 2013 to $3.4 million for the period ended June 30, 2014, primarily due to costs associated with the addition of new branches and the associated personnel.
Net Interest Income
Total interest income for the three months ended June 30, 2014 decreased $139,000, or 2.8%, from $4.9 million at June 30, 2013 to $4.8 million at June 30, 2014. The decrease was due primarily to a combination of increased average balances in the loan portfolio, offset by decreased yields period to period.
Total interest expense for the same period decreased by $211,000, or 19.8%, from the $1.1 million reported for the three months ended June 30, 2013 to $853,000 for the three months ended June 30, 2014. For the three months ended June 30, 2014, interest expense from deposits totaled $501,000, as compared to $591,000 for the same period in 2013. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased $121,000, period to period, as the result of the decrease in both the average rate and the average balance of borrowings. Total borrowings as of June 30, 2014 were $42.7 million, as compared to $49.7 million for the same period in 2013. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis. The average rate for the existing advances was 3.83% at June 30, 2013, as compared to 3.23% at June 30, 2014.
Net interest income was $3.9 million for the three-month period ended June 30, 2014, compared to $3.8 million for the same period in 2013, an increase of $72,000, or 1.9%, period to period, as slight increases in interest income were supplemented by reduced interest expense period to period.

Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $24,000 provision for losses on loans for the three months ended June 30, 2014, $294,000 lower than the amount expensed for the same period in 2013. The level of the provision expense period to period was reflective of improvements in the economy overall, and stabilization in loan performance trends in general. At December 31, 2009, 2010 and 2011, delinquencies 30 days or more past due, as a percentage of net loans, were 3.70%, 4.63% and 4.28%, respectively. Since 2011, these percentages have declined and stabilized a level below the trends experience from December 31, 2009 to 2011. At December 31, 2012 and 2013 and June 30, 2014, these percentages were 1.82%, 1.78% and 2.57%, respectively. The slight increase in the delinquency percentage from December 31, 2013 to June 30, 2014 was primarily a result of an increase in loans past due 30 to 89 days. Loans past due 30 to 89 days increased $2.2 million from December 31, 2013 to June 30, 2014, primarily due to the $1.9 million loan mentioned in the Financial Condition section of this report, while loans past due 90 or more days increased $381,000 period to period.
While management believes that the allowance for losses is adequate at June 30, 2014, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income decreased by $331,000, or 25.8%, during the three months ended June 30, 2014 to $1.0 million, as compared to the $1.3 million reported for the same period in 2013. The decrease was due primarily to a decrease in gains on the sale of loans into the secondary market, with $64,000 in gains for the three-month period ended June 30, 2014, compared to $228,000 for the same period in 2013. Losses on the sale and write down of foreclosed real estate increased to $139,000 for the three-month period ended June 30, 2014, from $59,000 for the comparable period in 2013, an increase of $80,000, primarily the result of a valuation write down on a single piece of residential property. In addition, a loss of $111,000 on premises held for sale was recorded in the second quarter of 2014. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.
Other Expenses
Total other expenses increased period to period, with a net increase of $197,000, or 6.1%, from June 30, 2013 to June 30, 2014. The most significant financial statement changes were:
•	Salaries and employee benefits increased 10.7%, period to period, reflecting increased salary costs and increased costs associated with group insurance.
•	Loan related expenses decreased $43,000, from $152,000 for the period ended June 30, 2013, as compared to $109,000 for the same period in 2014, primarily due to decreased loan sales to Freddie Mac.
Income Taxes
Tax expense of $326,000 was recorded for the three-month period ended June 30, 2014, as compared to $441,000 for the comparable period in 2013. For the 2014 period, the Corporation had pre-tax income of $1.5 million, as compared to $1.6 million for the 2013 period. The effective tax rate was 22.2% for the three-month period ended June 30, 2014, as compared to 27.1% for the same period in 2013. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The decrease, period to period, was primarily attributable to increased tax exempt loan income 2014 over 2013.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
General
The Corporation’s net income for the six months ended June 30, 2014 and June 30, 2013 remained a constant $2.2 million with a slight increase of $12,000, or 0.5% period to period. The increase in net income for the 2014 period as compared to 2013 was attributable to a combination of factors. Net interest income increased $283,000, or 3.7%, from $7.6 million for the period ended June 30, 2013 to $7.8 million for the same period in 2014, a result of both changing interest rates and decreased borrowings. Provision expense decreased $438,000 period to period, or 68.9%, from $636,000 for the six months ended June 30, 2013 to $198,000 for the six months ended June 30, 2014, based on the results of our allowance for loan losses analysis at each period end. Other income decreased $479,000, primarily the result of decreased loan sales into the secondary market. Other expenses increased $433,000, from $6.4 million for the period ended June 30, 2013 to $6.8 million for the period ended June 30, 2014, primarily due to costs associated with the addition of new branches and the associated personnel.
Net Interest Income
Total interest income for the six months ended June 30, 2014 decreased $111,000, or 1.1%, from $9.7 million at June 30, 2013 to $9.6 million at June 30, 2014. The decrease was due primarily to a combination of increased average balances in the loan portfolio, offset by decreased yields period to period.
Total interest expense for the same period decreased by $394,000, or 18.3%, from the $2.2 million reported for the six months ended June 30, 2013 to $1.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, interest expense from deposits totaled $1.0 million, as compared to $1.2 million for the same period in 2013. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased $204,000, period to period, as the result of the decrease in both the average rate and the average balance of borrowings. Total borrowings as of June 30, 2014 were $42.7 million, as compared to $49.7 million for the same period in 2013. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis. The average rate for the existing advances was 3.83% at June 30, 2013, as compared to 3.23% at June 30, 2014.
Net interest income was $7.8 million for the six-month period ended June 30, 2014, compared to $7.6 million for the same period in 2013, an increase of $283,000, or 3.7%, period to period, as slight increases in interest income were supplemented by reduced interest expense period to period.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $198,000 provision for losses on loans for the six months ended June 30, 2014, $438,000 lower than the amount expensed for the same period in 2013. The level of the provision expense period to period was reflective of improvements in the economy overall, and stabilization in loan performance trends in general. At December 31, 2009, 2010 and 2011, delinquencies 30 days or more past due, as a percentage of net loans, were 3.70%, 4.63% and 4.28%, respectively. Since 2011, these percentages have declined and stabilized a level below the trends experience from December 31, 2009 to 2011. At December 31, 2012 and 2013 and June 30, 2014, these percentages were 1.82%, 1.78% and 2.57%, respectively. The slight increase in the delinquency percentage from December 31, 2013 to June 30, 2014 was primarily a result of an increase in loans past due 30 to 89 days. Loans past due 30 to 89 days increased $2.2 million from December 31, 2013 to June 30, 2014, while loans past due 90 or more days increased $381,000 period to period.
While management believes that the allowance for losses is adequate at June 30, 2014, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income
Other income decreased by $479,000, or 19.5%, during the six months ended June 30, 2014 to $2.0 million, as compared to the $2.5 million reported for the same period in 2013. The decrease was due primarily to a decrease in gains on the sale of loans into the secondary market, with $142,000 in gains for the six-month period ended June 30, 2014, compared to $553,000 for the same period in 2013. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.
Other Expenses
Total other expenses increased period to period, with a net increase of $434,000, or 6.8%, from June 30, 2013 to June 30, 2014. The most significant financial statement changes were:
•	Salaries and employee benefits increased 9.8%, period to period, reflecting increased salary costs and increased costs associated with group insurance.
•	Occupancy and equipment expense increased $72,000, from $951,000 for the period ended June 30, 2013, as compared to $1.0 million for the same period in 2014, primarily due to additional branches (Osgood and Jeffersonville, Indiana), as well as increased snow removal costs.
Income Taxes
Tax expense of $604,000 was recorded for the six-month period ended June 30, 2014, as compared to $808,000 for the comparable period in 2013. For the 2014 period, the Corporation had pre-tax income of $2.8 million, as compared to $3.0 million for the 2013 period. The effective tax rate was 21.5% for the six-month period ended June 30, 2014, as compared to 26.9% for the same period in 2013. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The decrease, period to period, was primarily attributable to increased tax exempt loan income 2014 over 2013.
Other
The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.
Liquidity Resources
Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the Federal Home Loan Bank of Indianapolis. At June 30, 2014, the Bank had $35.5 million in such borrowings outstanding, with a $10.0 million overdraft line of credit immediately available. An additional $56.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $78.8 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (“CDARS”) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At June 30, 2014, the Bank had commitments to fund loan originations and loans in process of $13.7 million, unused home equity lines of credit of $24.3 million and unused commercial lines of credit of $23.1 million. Commitments to sell loans as of that date were $1.3 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

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
Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
10(1)	River Valley Bancorp 2014 Stock Option and Incentive Plan
10(2)	Form of Nonqualified Stock Option Agreement
10(3)	Form of Incentive Stock Option Agreement
10(4)	Form of Agreement for Restricted Stock Granted Under the River Valley Bancorp 2014 Stock Option and Incentive Plan
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2014: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 14, 2014	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
10(1)	River Valley Bancorp 2014 Stock Option and Incentive Plan	*
10(2)	Form of Nonqualified Stock Option Agreement	**
10(3)	Form of Incentive Stock Option Agreement	***
10(4)	Form of Agreement for Restricted Stock Granted Under the River Valley Bancorp 2014 Stock Option and Incentive Plan	****
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2014: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

Attached

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 17, 2014.
**	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 17, 2014.
***	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 17, 2014.
****	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 17, 2014.