Form 10-Q
period 2014-09-30
RIVER VALLEY BANCORP
filed 2014-11-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of November 12, 2014, was 2,513,696.

RIVER VALLEY BANCORP
FORM 10-Q

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$6,022	$4,366
Interest-bearing demand deposits	1,038	3,913
Federal funds sold	2,241	1,965
Cash and cash equivalents	9,301	10,244
Interest-bearing deposits	1,984	1,984
Investment securities available for sale	137,355	119,887
Loans held for sale	-	341
Loans	326,107	320,738
Allowance for loan losses	3,940	4,510
Net loans	322,167	316,228
Premises and equipment, net	9,850	10,775
Premises held for sale	1,275	-
Real estate, held for sale	1,167	155
Federal Home Loan Bank stock	4,595	4,595
Interest receivable	2,292	2,178
Cash value of life insurance	10,413	10,230
Goodwill	200	200
Core deposit intangibles	356	428
Other assets	3,530	5,592
Total assets	$504,485	$482,837

Liabilities
Deposits
Noninterest-bearing	$49,847	$47,499
Interest-bearing	347,255	347,516
Total deposits	397,102	395,015
Borrowings	46,881	49,717
Interest payable	214	270
Other liabilities	4,000	3,371
Total liabilities	448,197	448,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – liquidation preference $1,000 per share – no par value
Authorized – 2,000,000 shares	5,000	5,000
Issued and outstanding – 5,000 shares
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 2,513,696 and 1,532,306 shares	25,881	7,824
Retained earnings	25,261	23,463
Accumulated other comprehensive loss	146	(1,823)
Total stockholders’ equity	56,288	34,464
Total liabilities and stockholders’ equity	$504,485	$482,837

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,077	$4,310	$12,067	$12,505
Investment securities	777	747	2,259	2,162
Interest-earning deposits and other	55	47	182	148
Total interest income	4,909	5,104	14,508	14,815

Interest Expense
Deposits	481	542	1,498	1,750
Borrowings	358	473	1,101	1,420
Total interest expense	839	1,015	2,599	3,170

Net Interest Income	4,070	4,089	11,909	11,645
Provision for loan losses	149	20	347	656
Net Interest Income After Provision for Loan Losses	3,921	4,069	11,562	10,989

Other Income
Service fees and charges	644	661	1,836	1,928
Net realized gains on sale of available-for-sale securities (includes $0, $1, $245 and $195, respectively, related to accumulated other comprehensive earnings reclassifications)	-	1	245	195
Net gains on loan sales	102	111	244	664
Interchange fee income	160	150	468	436
Increase in cash value of life insurance	61	70	185	207
Loss on premises held for sale	-	-	(111)	-
Loss on real estate held for sale	(35)	(353)	(194)	(543)
Other income	105	98	341	307
Total other income	1,037	738	3,014	3,194

Other Expenses
Salaries and employee benefits	1,953	1,749	5,641	5,107
Net occupancy and equipment expenses	504	457	1,525	1,408
Data processing fees	138	129	434	384
Advertising	165	132	404	360
Mortgage servicing rights	48	46	142	169
Office supplies	31	45	80	134
Professional fees	47	80	279	302
Federal Deposit Insurance Corporation assessment	105	99	315	292
Loan related expenses	138	142	381	395
Other expenses	388	394	1,124	1,096
Total other expenses	3,517	3,273	10,325	9,647

Income Before Income Tax	1,441	1,534	4,251	4,536
Income tax expense (includes $0, $1, $83 and $67, respectively, related to income tax expense from reclassification items)	322	398	926	1,206

Net Income	1,119	1,136	3,325	3,330
Preferred stock dividends	(91)	(91)	(272)	(272)
Net Income Available to Common Stockholders	$1,028	$1,045	$3,053	$3,058

Basic earnings per common share	$.42	$.68	$1.66	$2.00
Diluted earnings per common share	.42	.68	1.66	2.00
Dividends per share	.23	.21	.67	.63

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income (Loss)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)

Net income	$1,119	$1,136	$3,325	$3,330
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(154), $132, $(1,140) and $1,873	300	(202)	2,131	(3,338)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $0 , $1, $83 and $67	-	1	162	128
	300	(203)	1,969	(3,466)
Comprehensive income (loss)	$1,419	$933	$5,294	$(136)

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Operating Activities
Net income	$3,325	$3,330
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	347	656
Depreciation and amortization	616	585
Investment securities gains	(245)	(195)
Loans originated for sale in the secondary market	(7,304)	(19,986)
Proceeds from sale of loans in the secondary market	7,802	20,316
Gain on sale of loans	(244)	(664)
Amortization of net loan origination cost	109	117
Net accretion relative to purchased loans	(135)	(434)
Amortization of expense related to stock benefit plans	169	16
Loss on premises held for sale	111	-
Loss on real estate held for sale	194	543
Net change in
Interest receivable	(114)	(32)
Interest payable	(56)	(74)
Prepaid Federal Deposit Insurance Corporation assessment	-	703
Other adjustments	986	564
Net cash provided by operating activities	5,561	5,445

Investing Activities
Purchases of securities available for sale	(36,353)	(41,513)
Proceeds from maturities and paydowns of securities available for sale	11,877	15,500
Proceeds from sales of securities available for sale	10,156	12,826
Net change in loans	(8,189)	(12,293)
Purchases of premises and equipment	(1,079)	(240)
Proceeds from sale of real estate acquired through foreclosure	736	1,481
Proceeds from Bank-owned life insurance	256	-
Other investing activity	8	(2)
Net cash used in investing activities	(22,588)	(24,241)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	21,915	14,720
Certificates of deposit	(19,828)	(10,271)
Short term borrowings	4,164	-
Proceeds from borrowings	18,000	12,000
Repayment of borrowings	(25,000)	(2,000)
Cash dividends	(1,270)	(912)
Common Shares Issued	17,776	-
Proceeds from exercise of stock options	111	61
Advances by borrowers for taxes and insurance	216	208
Net cash provided by financing activities	16,084	13,806
Net Change in Cash and Cash Equivalents	(943)	(4,990)
Cash and Cash Equivalents, Beginning of Period	10,244	19,152
Cash and Cash Equivalents, End of Period	$9,301	$14,162

Additional Cash Flows and Supplementary Information
Interest paid	$2,655	$3,244
Income tax paid, net of refunds	80	1,110
Transfers to real estate held for sale	1,929	912
Dividends declared not paid	578	321

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
NOTE 1: BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2013. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Corporation as of that date.
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

NOTE 4: EARNINGS PER SHARE
The Corporation has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities. Accordingly, earnings per share (“EPS”) is computed using the two-class method as required by ASC 260-10-45. Basic EPS is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period, which excludes the participating securities. ESOP shares are not considered outstanding for EPS computation purposes until they are earned. The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands Except Share and Per Share Data)

Net income	$1,119	$1,136	$3,325	$3,330
Allocated to preferred stock	(91)	(91)	(272)	(272)
Allocated to participating securities	(5)	-	(7)	-
Net income allocated to common shareholders	$1,023	$1,045	$3,046	$3,058

Weighted average common shares outstanding, gross	2,427,984	1,528,889	1,836,126	1,526,616
Less: Average participating securities	(12,782)	-	(4,261)	-
Weighted average common shares outstanding, net	2,415,202	1,528,889	1,831,865	1,526,616
Effect of diluted based awards	2,938	5,028	3,816	4,791
Weighted average shares and common stock equivalents	2,418,140	1,533,917	1,835,681	1,531,407

Income per common share:
Basic	$0.42	$0.68	$1.66	$2.00
Diluted	$0.42	$0.68	$1.66	$2.00
Options excluded from the calculation due to their anti-dilutive effect on earnings per share	30,000	-	30,000	-

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013, respectively.
		September 30, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(Unaudited; In Thousands)

Federal agencies	$34,499	$-	$34,499	$-
State and municipal	41,093	-	41,093	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	58,482	-	58,482	-
Corporate	3,281	-	2,002	1,279
Total	$137,355	$-	$136,076	$1,279

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(In Thousands)

Federal agencies	$37,213	$-	$37,213	$-
State and municipal	37,122	-	37,122	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	41,801	-	41,801	-
Corporate	3,751	-	2,483	1,268
Total	$119,887	$-	$118,619	$1,268

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013:

	Available-for-Sale Securities
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Unaudited; In Thousands)

Beginning balance	$1,384	$1,221
Accretion	2	2
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	(101)	45
Settlements, including pay downs	(6)	-

Ending balance	$1,279	$1,268
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-for-Sale Securities
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited; In Thousands)

Beginning balance	$1,268	$1,197
Accretion	7	10
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	29	123
Settlements, including pay downs	(25)	(62)

Ending balance	$1,279	$1,268
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013.
At September 30, 2014, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at September 30, 2014. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Nonrecurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.
		Fair Value Measurements Using
As of September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)

Impaired loans	$4,799	$-	$-	$4,799

Real estate held for sale	$37	$-	$-	$37

		Fair Value Measurements Using
As of December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Impaired loans	$5,987	$-	$-	$5,987

Real estate held for sale	$65	$-	$-	$65

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
Sensitivity of Significant Unobservable Inputs
The following tables represent quantitative information about unobservable Level 3 fair value measurements at September 30, 2014 and December 31, 2013:
	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$4,799	Comparative sales based on independent appraisal	Marketability Discount	11%-100%

Real estate held for sale	$37	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available for sale

Corporate	$1,279	Discounted cash flows	*Default probability	1.04%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.41%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)

Impaired loans	$5,987	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$65	Comparative sales based on independent appraisal	Marketability Discount	10%

Securities available for sale

Corporate	$1,268	Discounted cash flows	*Default probability	1.04%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.41%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

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
The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013.
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:	(Unaudited; In Thousands)
Assets
Cash and cash equivalents	$9,301	$9,301	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	-	-	-	-
Loans, net of allowance for losses	322,167	-	332,963	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,292	-	2,292	-
Liabilities
Deposits	397,102	-	397,476	-
Borrowings	46,881	-	41,224	7,220
Interest payable	214	-	214	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
December 31, 2013:
Assets
Cash and cash equivalents	$10,244	$10,244	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	341	-	341	-
Loans, net of allowance for losses	316,228	-	330,073	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,178	-	2,178	-
Liabilities
Deposits	395,015	-	395,924	-
Borrowings	49,717	-	44,538	7,218
Interest payable	270	-	270	-

NOTE 6: INVESTMENT SECURITIES
The amortized cost and approximate fair values of securities as of September 30, 2014 and December 31, 2013 are as follows:
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$34,874	$156	$(531)	$34,499
State and municipal	39,812	1,421	(140)	41,093
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	58,842	323	(683)	58,482
Corporate	3,644	9	(372)	3,281
Totals	$137,172	$1,909	$(1,726)	$137,355

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Federal agencies	$38,075	$224	$(1,086)	$37,213
State and municipal	37,709	748	(1,335)	37,122
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	42,782	176	(1,157)	41,801
Corporate	4,164	-	(413)	3,751
Totals	$122,730	$1,148	$(3,991)	$119,887

The amortized cost and fair value of available-for-sale securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$2,009	$2,029
One to five years	15,259	15,370
Five to ten years	30,414	30,314
After ten years	30,648	31,160
	78,330	78,873
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	58,842	58,482
Totals	$137,172	$137,355

No securities were pledged at September 30, 2014 or 2013 or at December 31, 2013 to secure FHLB advances. Securities with a carrying value of $28,254,000 and $22,828,000 were pledged at September 30, 2014 and December 31, 2013 to secure public deposits and for other purposes as permitted or required by law.
There were no proceeds from sales of securities available for sale during the three-month period ended September 30, 2014. Proceeds from sales of securities available for sale during the three-month period ended September 30, 2013 were $5,009,000. Because there were no sales of securities available for sale during the three-month period ended September 30, 2014, there were no gross gains or losses realized for that period. Gross gains of $106,000 and gross losses of $105,000 were realized for the period ended September 30, 2013.
Proceeds from sales of securities available for sale during the nine-month periods ended September 30, 2014 and 2013 were $10,156,000 and $12,826,000. Gross gains of $437,000 and $300,000 resulting from sales and calls of available-for-sale securities were realized for the nine-month periods ended September 30, 2014 and 2013, respectively. Gross losses of $192,000 were realized for the nine-month period ended September 30, 2014, and gross losses of $105,000 were realized for the nine-month period ended September 30, 2013.
Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 was $66,904,000, which is approximately 48.7% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2013 was $76,903,000, which represented approximately 64.1% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:
	September 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)

Federal agencies	$12,338	$(234)	$11,703	$(297)	$24,041	$(531)
State and municipal	3,004	(16)	5,565	(124)	8,569	(140)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	12,631	(136)	20,626	(547)	33,257	(683)
Corporate	-	-	1,037	(372)	1,037	(372)
Total temporarily impaired securities	$27,973	$(386)	$38,931	$(1,340)	$66,904	$(1,726)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

Federal agencies	$21,518	$(962)	$1,876	$(124)	$23,394	$(1,086)
State and municipal	18,556	(1,271)	540	(64)	19,096	(1,335)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,717	(1,131)	444	(26)	31,161	(1,157)
Corporate	2,732	(26)	520	(387)	3,252	(413)
Total temporarily impaired securities	$73,523	$(3,390)	$3,380	$(601)	$76,903	$(3,991)

Federal Agencies
The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2014.
State and Municipal
The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities
The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2014.
Corporate Securities
The unrealized losses on the Corporation’s investment in corporate securities were due primarily to a loss on one pooled trust preferred issue held by the Corporation. The ALESCO 9A issue had an unrealized loss at September 30, 2014 of $367,000. The PRETSL XXVII issue was at a slight gain at September 30, 2014. This compares to December 31, 2013, which showed unrealized losses on both ALESCO 9A and PRETSL XXVII of $387,000 and $6,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Baa3 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.2% of the book value of the Corporation’s investment portfolio and approximately 1% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at September 30, 2014.
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

The carrying amount of those loans included in the balance sheet as loans receivable at September 30, 2014 and December 31, 2013 were (in thousands):
	September 30, 2014	December 31, 2013
	(Unaudited)

Construction/Land	$713	$713
One-to-four family residential	1,412	1,812
Multi-family residential	-	685
Nonresidential real estate and agricultural land	575	1,124
Commercial	24	26
Consumer and other	32	38
Outstanding balance of acquired credit-impaired loans	2,756	4,398
Fair value adjustment for credit-impaired loans	(882)	(1,541)
Carrying balance of acquired credit-impaired loans	$1,874	$2,857

Accretable yield, or income expected to be collected is as follows:
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Unaudited; In Thousands)

Balance at the beginning of the period	$1,311	$1,345
Additions	-	-
Accretion	(86)	(296)
Reclassification from non-accretable difference	39	215
Disposals	-	-
Balance September 30, 2014	$1,264	$1,264

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Unaudited; In Thousands)

Balance at the beginning of the period	$575	$673
Additions	-	-
Accretion	(127)	(422)
Reclassification from non-accretable difference	-	197
Disposals	-	-
Balance at September 30, 2013	$448	$448

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

During the three months and nine months ended September 30, 2014, increases and decreases to the allowance for loan losses for loans acquired with deteriorated credit quality were immaterial to financial reporting. During the three months and nine months ended September 30, 2013, the Corporation increased the allowance for loan losses by a charge to the income statement in the amount of $208,000 for loans acquired with deteriorated credit quality.
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

For all loan classes, when loans are placed on nonaccrual, or charged off, interest accrued but not collected is reversed against interest income. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. In general, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. However, for impaired loans and troubled debt restructured, which is included in impaired loans, the Corporation requires a period of satisfactory performance of not less than nine months before returning a nonaccrual loan to accrual status.
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
The following table presents the breakdown of loans as of September 30, 2014 and December 31, 2013.
	September 30, 2014	December 31, 2013
	(Unaudited)
	(In Thousands)
Construction/Land	$27,134	$24,307
One-to-four family residential	135,018	137,298
Multi-family residential	18,631	16,408
Nonresidential	117,828	118,946
Commercial	23,499	24,741
Consumer	4,121	4,326
	326,231	326,026
Unamortized deferred loan costs	509	487
Undisbursed loans in process	(633)	(5,775)
Allowance for loan losses	(3,940)	(4,510)
Total loans	$322,167	$316,228

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

The following tables present the activity in the allowance for loan losses for the three and nine-month periods ended September 30, 2014 and 2013, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of September 30, 2014 and December 31, 2013.
	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended September 30, 2014 Balances at beginning of period:	$676	$1,391	$303	$1,232	$152	$8	$3,762
Provision for losses	(90)	290	(18)	(36)	(26)	29	149
Loans charged off	-	(9)	-	(20)	-	(46)	(75)
Recoveries on loans	77	2	-	1	5	19	104
Balances at end of period	$663	$1,674	$285	$1,177	$131	$10	$3,940
Nine Months Ended September 30, 2014 Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	(90)	513	392	(439)	(77)	48	347
Loans charged off	-	(629)	(511)	(94)	-	(118)	(1,352)
Recoveries on loans	77	41	-	240	19	58	435
Balances at end of period	$663	$1,674	$285	$1,177	$131	$10	$3,940

As of September 30, 2014 Allowance for losses:
Individually evaluated for impairment:	$225	$472	$196	$97	$57	$-	$1,047
Collectively evaluated for impairment:	438	1,011	89	1,030	74	10	2,652
Loans acquired with a deteriorated credit quality:	-	191	-	50	-	-	241
Balances at end of period	$663	$1,674	$285	$1,177	$131	$10	$3,940
Loans:
Individually evaluated for impairment:	$3,947	$4,644	$1,000	$3,645	$455	$9	$13,700
Collectively evaluated for impairment:	22,774	129,345	17,631	113,779	23,030	4,098	310,657
Loans acquired with a deteriorated credit quality:	413	1,029	-	404	14	14	1,874
Balances at end of period	$27,134	$135,018	$18,631	$117,828	$23,499	$4,121	$326,231

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended September 30, 2013 Balances at beginning of period:	$673	$1,821	$297	$1,102	$141	$2	$4,036
Provision for losses	(350)	421	28	(447)	191	177	20
Loans charged off	(38)	(83)	-	-	(2)	(62)	(185)
Recoveries on loans	-	3	-	438	8	20	469
Balances at end of period	$285	$2,162	$325	$1,093	$338	$137	$4,340

Nine Months Ended September 30, 2013 Balances at beginning of period:	$649	$1,423	$281	$1,077	$132	$2	$3,564
Provision for losses	(283)	904	44	(562)	337	216	656
Loans charged off	(99)	(170)	-	(175)	(139)	(136)	(719)
Recoveries on loans	18	5	-	753	8	55	839
Balances at end of period	$285	$2,162	$325	$1,093	$338	$137	$4,340

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2013 Allowance for losses:
Individually evaluated for impairment:	$195	$552	$196	$97	$68	$-	$1,108
Collectively evaluated for impairment:	481	1,101	110	1,305	120	21	3,138
Loans acquired with a deteriorated credit quality:	-	96	98	68	1	1	264
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510
Loans:
Individually evaluated for impairment:	$4,104	$5,917	$1,074	$4,096	$372	$-	$15,563
Collectively evaluated for impairment:	19,866	130,100	14,834	114,145	24,354	4,307	307,606
Loans acquired with a deteriorated credit quality:	337	1,281	500	705	15	19	2,857
Balances at end of period	$24,307	$137,298	$16,408	$118,946	$24,741	$4,326	$326,026

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of September 30, 2014 and December 31, 2013. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for these periods.
September 30, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction/Land	$27,134	$23,064	$31	$4,039	$-
1-4 family residential	135,018	125,553	3,225	6,127	113
Multi-family residential	18,631	17,589	42	1,000	-
Nonresidential	117,828	111,650	2,824	3,205	149
Commercial	23,499	22,886	93	455	65
Consumer	4,121	4,103	-	18	-
Total loans	$326,231	$304,845	$6,215	$14,844	$327

December 31, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction/Land	$24,307	$20,023	$33	$4,251	$-
1-4 family residential	137,298	124,765	4,144	7,691	698
Multi-family residential	16,408	14,798	44	1,566	-
Nonresidential	118,946	110,622	2,686	5,066	572
Commercial	24,741	24,341	8	316	76
Consumer	4,326	4,301	-	25	-
Total loans	$326,026	$298,850	$6,915	$18,915	$1,346

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
The following tables present the Corporation’s loan portfolio aging analysis as of September 30, 2014 and December 31, 2013:
September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(Unaudited; In Thousands)
Construction/Land	$-	$-	$236	$236	$26,485	$413	$27,134
1-4 family residential	706	532	2,963	4,201	129,788	1,029	135,018
Multi-family residential	-	-	-	-	18,631	-	18,631
Nonresidential	335	114	1,818	2,267	115,157	404	117,828
Commercial	46	5	88	139	23,346	14	23,499
Consumer	41	4	9	54	4,053	14	4,121
	$1,128	$655	$5,114	$6,897	$317,460	$1,874	$326,231

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(In Thousands)
Construction/Land	$207	$-	$71	$278	$23,692	$337	$24,307
1-4 family residential	458	671	2,322	3,451	132,566	1,281	137,298
Multi-family residential	-	-	-	-	15,908	500	16,408
Nonresidential	267	398	940	1,605	116,636	705	118,946
Commercial	66	-	96	162	24,564	15	24,741
Consumer	104	7	7	118	4,189	19	4,326
	$1,102	$1,076	$3,436	$5,614	$317,555	$2,857	$326,026

At September 30, 2014, there was $388 of consumer loans that were past due 90 days or more and accruing. At December 31, 2013, there was one consumer installment loan of $1,000 that was past due 90 days or more and accruing.

The following table presents the Corporation’s nonaccrual loans as of September 30, 2014 and December 31, 2013, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more (in thousands).
	September 30, 2014	December 31, 2013
	(Unaudited)

Construction/Land	$2,225	$3,864
One-to-four family residential	4,764	3,833
Multi-family residential	1,000	1,073
Nonresidential and agricultural land	3,144	2,377
Commercial	255	362
Consumer and other	9	5
Total nonaccrual loans	$11,397	$11,514

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
The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of September 30, 2014 (unaudited; in thousands):
Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$2,132	$2,372	$-
1-4 family residential	2,162	2,173	-
Multi-family residential	-	-	-
Nonresidential	2,775	3,048	-
Commercial	352	355	-
Consumer	9	9	-
	$7,430	$7,957	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$1,815	$1,829	$225
1-4 family residential	2,482	2,497	472
Multi-family residential	1,000	1,016	196
Nonresidential	870	871	97
Commercial	103	242	57
Consumer	-	-	-
	$6,270	$6,455	$1,047

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction Land	$3,947	$4,201	$225
1-4 family residential	4,644	4,670	472
Multi-family residential	1,000	1,016	196
Nonresidential	3,645	3,919	97
Commercial	455	597	57
Consumer	9	9	-
	$13,700	$14,412	$1,047

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September, 2014 and 2013.
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction/Land	$3,953	$26	$4,886	$38
1-4 family residential	4,630	40	5,806	60
Multi-family residential	1,000	4	1,081	6
Nonresidential	3,975	21	5,035	36
Commercial	304	2	445	5
Consumer	-	-	11	-
	$13,862	$93	$17,264	$145

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction/Land	$4,078	$105	$4,563	$110
1-4 family residential	5,081	133	4,993	150
Multi-family residential	1,014	16	1,087	19
Nonresidential	3,977	85	3,855	172
Commercial	332	13	465	25
Consumer	-	-	11	1
	$14,482	$352	$14,974	$477

For the three and nine months ended September 30, 2014, interest income recognized on a cash basis included above was $59,000 and $243,000, respectively. For the three and nine months ended September 30, 2013, interest income recognized on a cash basis included above was $87,000 and $303,000, respectively.

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
Nonaccrual loans, including TDRs that have not met the nine month minimum performance criterion, are reported in this report as non-performing loans. On at least a quarterly basis, the Corporation reviews all TDR loans to determine if the loan meets this criterion. A loan is generally classified as nonaccrual when the Corporation believes that receipt of principal and interest is questionable under the terms of the loan agreement. Most generally, this is at 90 or more days past due.

For all loan classes, it is the Corporation’s policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until nine months of satisfactory borrower performance, at which time management would consider their return to accrual status.
Loans reported as TDR as of September 30, 2014 totaled $9.3 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $6.7 million at September 30, 2014. The remaining TDR loans, totaling $2.6 million, were accruing at September 30, 2014 and reported as performing loans.
All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.
At September 30, 2014, the Corporation had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following tables present information regarding troubled debt restructurings by class as of the three-month and nine-month periods ended September 30, 2014 and 2013, and new troubled debt restructuring for the three-month and nine-month periods ended September 30, 2014 and 2013:
	For the Three Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	3	$1,830	$1,985
One-to-four family residential	1	485	485
Multi-family residential	1	1,019	1,019
Nonresidential and agricultural land	1	43	46
Commercial	1	130	153
	7	$3,507	$3,688

	For the Three Months Ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	1	$37	$37
One-to-four family residential	-	-	-
Multi-family residential	-	-	-
Nonresidential and agricultural land	-	-	-
Commercial	1	17	15
	2	$54	$52

	For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	5	$4,278	$4,473
One-to-four family residential	7	2,606	2,876
Multi-family residential	2	2,087	2,102
Nonresidential and agricultural land	2	243	209
Commercial	5	201	240
	21	$9,415	$9,900

	For the Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Valance

Construction/Land	4	$140	$309
One-to-four family residential	8	342	357
Multi-family residential	-	-	-
Nonresidential and agricultural land	2	935	935
Commercial	5	54	113
	19	$1,471	$1,714

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the three months ended September 30, 2014 and 2013.
September 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$155	$1,830	$-	$1,985
One-to-four family residential	-	485	-	485
Multi-family residential	-	1,019	-	1,019
Nonresidential	-	-	46	46
Commercial	-	-	153	153
	$155	$3,334	$199	$3,688

September 30, 2013	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)
Construction/Land	$-	$37	$-	$37
One-to-four family residential	-	-	-	-
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	15	15
	$-	$37	$15	$52

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the nine months ended September 30, 2014 and 2013.
September 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)
Construction/Land	$155	$2,048	$2,270	$4,473
One-to-four family residential	-	595	2,281	2,876
Multi-family residential	-	1,019	1,083	2,102
Nonresidential	-	-	209	209
Commercial	-	-	240	240
	$155	$3,662	$6,083	$9,900

September 30, 2013	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)
Construction/Land	$-	$138	$171	$309
One-to-four family residential	-	204	153	357
Multi-family residential	-	-	-	-
Nonresidential	-	-	935	935
Commercial	-	-	113	113
	$-	$342	$1,372	$1,714

One loan totaling $1.9 million that was classified and reported as troubled debt restructured within the twelve months prior to September 30, 2014, defaulted during the nine-month period ended September 30, 2014. The loan is reported as one-to-four family residential real estate and carries a specific valuation of $280,000. One loan totaling $79,000 that was classified and reported as troubled debt restructured within the twelve months prior to September 30, 2013, defaulted during the nine-month period ended September 30, 2013. The loan was reported as one-to-four family residential real estate.
The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.
Financial impact of these restructurings was immaterial to the financials of the Corporation at September 30, 2014 and 2013.
NOTE 9:  PUBLIC STOCK OFFERING
On July 7, 2014, the Corporation issued 825,000 shares of its common stock in an underwritten public offering at an offering price of $20.50 per share. On July 15, 2014, as a result of the underwriter’s exercise of an over-allotment option, the Corporation issued an additional 121,390 shares of its common stock at the public offering price of $20.50 per share, bringing the total number of shares of common stock sold by the Corporation in the public offering to 946,390 shares. Gross proceeds to the Corporation from the public offering, including proceeds from the exercise of the over-allotment option, were approximately $19.4 million, and net proceeds after offering expenses were approximately $17.8 million.
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

NOTE 10:  STOCK BASED COMPENSATION
The Corporation’s shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) at the April 16, 2014 Annual Meeting of the Corporation. Under the terms of the 2014 Plan, the Corporation may issue or deliver to participants up to 150,000 shares of the Corporation’s common stock pursuant to grants of incentive and non-qualified stock options, restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. On July 15, 2014, the Corporation granted 30,000 stock options and 30,000 shares of restricted stock to its directors and officers pursuant to the terms of the 2014 Plan. The stock options and restricted stock awards vest over a period of four to nine years with certain stock options and awards vesting immediately. Stock based compensation expense, including expense related to stock options and awards issued in prior periods, was $33,000, $4,000, $169,000 and $16,000 for the three and nine months ended September 30, 2014 and 2013, respectively.
NOTE 11: RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 12:  RECLASSIFICATIONS
Certain reclassifications have been made to the 2013 consolidated condensed financial statements to conform to the September 30, 2014 presentation.

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
Impact of Recent and Future Legislation. During the last six years, U.S. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 - Regulation and Supervision - Financial System Reform - The Dodd-Frank Act and the CFPB, in our Annual Report on Form 10-K for the year ended December 31, 2013, for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations of the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency created under the Dodd-Frank Act with broad authority over consumer financial protection laws, to assess their probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Corporation in particular, continues to be uncertain.
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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended September 30, 2014.
Valuation of Mortgage Servicing Rights
The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of September 30, 2014, mortgage servicing rights had a carrying value of $600,000.
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
FINANCIAL CONDITION
At September 30, 2014, the Corporation’s consolidated assets totaled $504.5 million, an increase of $21.6 million, or 4.5%, from the December 31, 2013 total. The change was primarily the result of a $17.5 million, or 14.6%, increase in available-for-sale securities, period to period, as the Corporation invested cash obtained in its 2014 stock offering. On July 7, 2014, the Corporation completed a stock offering which netted the Corporation $17.8 million in capital, representing 946,390 new shares of common stock. The Corporation also saw a modest increase in net loans receivable, $6.0 million, or 1.9%, period to period, which complemented the overall increase.

Available-for-sale securities increased $17.5 million, or 14.6%, over the period, from $119.9 million as of December 31, 2013 to $137.4 million as of September 30, 2014. In addition to the purchases made to utilize the excess cash from the stock offering, the portfolio benefited from an unrealized gain of $183,000 at September 30, 2014, as compared to a $2.8 million unrealized loss as of December 31, 2013, reflecting significant improvements in the bond markets.
Net loans, excluding loans held for sale, increased $6.0 million, or 1.9%, from $316.2 million at December 31, 2013 to $322.2 million at September 30, 2014. Over the same period, $1.9 million in non-performing loans moved from the portfolio into real estate held for sale, with nearly half of that amount due to two loans that were troubled debt restructured. Sales of conventional mortgages into the secondary market declined from the levels a year earlier with proceeds from sales to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the nine months ended September 30, 2014 at $7.8 million, compared to $20.3 million in sales proceeds for the nine months ended September 30, 2013, approximately a 61.6% decrease. Sales into the secondary market, primarily to Freddie Mac, have historically been a significant source of noninterest income for the Corporation.
The Corporation’s consolidated allowance for loan losses totaled $3.9 million, or 1.21% of gross loans, at September 30, 2014, a decrease of $570,000 from the $4.5 million, or 1.41% of gross loans, at December 31, 2013. The decrease was primarily due to improvements in the local and economic conditions and the stabilization of loan performance trends. For the nine-month period ended September 30, 2014, $347,000 was expensed and placed in the reserve as compared to $656,000 for the same period in 2013. Charge offs for the nine-month period ended September 30, 2014 of $1.4 million, primarily one-to-four and multi-family residential loans, were partially offset by recoveries of $435,000. Charge offs for the 2014 period were largely comprised of loans to two borrowers which totaled $793,000 and were partially reserved for at December 31, 2013. This compares to charge offs and recoveries for the nine-month period ended September 30, 2013 of $719,000 and $839,000, respectively.
Loans past due 30 days or more as of September 30, 2014, excluding purchased credit-impaired loans, were $6.9 million, or 2.1% of net loans, as compared to $5.6 million, or 1.8%, at December 31, 2013. The increase was primarily due to one large loan, totaling $1.9 million. The loan is a troubled debt restructuring for a group of single family rental properties in Louisville, Kentucky, in foreclosure at September 30, 2014. This loan is deemed to be an impaired loan. Management has reviewed the loan and, as of September 30, 2014, placed a specific reserve of $280,000 on the loan.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of September 30, 2014 were $11.4 million, as compared to $11.5 million at December 31, 2013. Troubled debt restructured loans that were less than 90 days past due included in total non-performing loans were $3.7 million as of September 30, 2014, as compared to $5.8 million as of December 31, 2013. Non-performing loans as a percent of net loans were 3.54% and 3.64%, respectively, for those periods.
Although management believes that its allowance for loan losses at September 30, 2014 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.
Other assets decreased, period to period, a total of $2.1 million, primarily as a result of changes in prepaid asset balances and a decrease in the deferred tax asset relating to unrealized losses on available-for-sale securities as market values from December 31, 2013 to September 30, 2014 improved.
Deposits totaled $397.1 million at September 30, 2014, a slight increase of $2.1 million, or 0.5%, from total deposits of $395.0 million at December 31, 2013. During the nine-month period, noninterest-bearing deposit accounts increased by 4.9%, or $2.3 million, while interest-bearing deposits decreased slightly by 0.1%, or $261,000. In the continuing low rate environment, borrowers still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.
Borrowings by the Corporation decreased period to period from $49.7 million as of December 31, 2013, compared to $46.9 million as of September 30, 2014, as the Corporation paid off maturing Federal Home Loan Bank of Indianapolis advances and relied on short term, overnight advances for liquidity coverage.

Other liabilities totaled $4.0 million at September 30, 2014, an increase of $629,000 from $3.4 million at December 31, 2013, primarily due to changes in escrowed balances and accrued expenses.
Stockholders’ equity totaled $56.3 million at September 30, 2014, an increase of $21.8 million, from the $34.5 million at December 31, 2013. The increase was primarily due to the aforementioned stock offering proceeds of $17.8 million, obtained through a public offering which completed on July 7, 2014. Stockholders’ equity also saw an increase, period to period, as the unrealized loss on available-for-sale securities, net of tax, at December 31, 2013 $1.8 million, changed to an unrealized gain, net of tax, of $146,000 at September 30, 2014. The fluctuation in unrealized losses on available-for-sale securities was accompanied by net income of $3.3 million and proceeds from stock options exercised of $111,000, offset by dividends to common and preferred shareholders of $1.5 million and stock compensation paid under the Corporation’s incentive and option plans, of $169,000. Dividends to common shareholders for the nine-month period were $.67 per share.
The Corporation and the Bank are required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2014, the Corporation’s and the Bank’s regulatory capital exceeded all applicable minimum regulatory capital requirements.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
General
The Corporation’s net income for the three months ended September 30, 2014 totaled $1.1 million, nearly identical to the net income reported for the period ended September 30, 2013. Despite the similarities, select items varied. Net interest income, after provision for loan losses, decreased $148,000, or 3.6%, from $4.1 million for the period ended September 30, 2013 to $3.9 million for the same period in 2014, a result of both changing interest rates, an increased provision expense and decreased borrowings. Provision expense increased $129,000, period to period, from $20,000 for the three months ended September 30, 2013 to $149,000 for the three months ended September 30, 2014, with the 2013 expense reflecting the consistent downward trends in the factors of the allowance for loan loss. Other income increased $299,000, primarily the result of declining losses, period to period, on premises and other real estate held for sale. Other expenses increased $244,000, from $3.3 million for the quarter ended September 30, 2013 to $3.5 million for the quarter ended September 30, 2014, primarily due to costs associated with the addition of new branches and personnel costs.
Net Interest Income
Total interest income for the three months ended September 30, 2014 decreased $195,000, or 3.8%, from $5.1 million for the three months ended September 30, 2013. Increased earnings from available-for-sale securities were not enough to offset the lowering yields on the Corporation’s loan portfolio.
Total interest expense for the same period decreased by $176,000, or 17.3%, from the $1.0 million reported for the three months ended September 30, 2013 to $839,000 for the three months ended September 30, 2014. For the three months ended September 30, 2014, interest expense from deposits totaled $481,000, as compared to $542,000 for the same period in 2013. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as depositors selected transactional and noninterest-bearing accounts over maturity and interest-bearing accounts. The cost of borrowings decreased $115,000, period to period, primarily as the result of the decrease in both the average rate and the average balance of borrowings. Total borrowings as of September 30, 2014 were $46.9 million, as compared to $49.7 million for the same period in 2013. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis.
Net interest income was $4.1 million at both periods as changes in interest-bearing items, both average balance and rate, nearly offset each other.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the

Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $149,000 provision for losses on loans for the three months ended September 30, 2014, $129,000 higher than the amount expensed for the same period in 2013. The increase in provision expense for the three-month period ended September 30, 2014 as compared to the three-month period ended September 30, 2013 was primarily due to the addition of a specific reserve for $280,000 offset by improvements in the economy overall, and stabilization in loan performance trends in general. At December 31, 2009, 2010 and 2011, delinquencies 30 days or more past due, as a percentage of net loans, were 3.70%, 4.63% and 4.28%, respectively. Since 2011, these percentages have declined and stabilized a level below the trends experience from December 31, 2009 to 2011. At December 31, 2012 and 2013 and September 30, 2014, these percentages were 1.82%, 1.78% and 2.14%, respectively. The slight increase in the delinquency percentage from December 31, 2013 to September 30, 2014 was primarily a result of the addition of the $1.9 million loan mentioned in the Financial Condition section of this report. During the third quarter of 2014, management assessed a specific reserve allocation for that loan in the amount of $280,000, recognizing potential weaknesses in the loan.
While management believes that the allowance for losses is adequate at September 30, 2014, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income increased by $299,000, or 40.5%, during the three months ended September 30, 2014 to $1.0 million, as compared to the $738,000 reported for the same period in 2013. The change was due primarily to a decrease in losses on the sale and write down of foreclosed real estate, $35,000 for the three-month period ended September 30, 2014, as compared to $353,000 for the comparable period in 2013. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.
Other Expenses
Total other expenses increased, period to period, with a net increase of $244,000, or 7.5%, from September 30, 2013 to September 30, 2014. The most significant financial statement changes were:
•	Salaries and employee benefits increased 11.7%, period to period, reflecting increased salary costs, increased costs associated with group insurance, and stock based compensation awarded and expensed during the third quarter of 2014.
•	Occupancy expenses increased 10.3%, or $47,000, for the three months ended September 30, 2014, over the same period in 2013, reflective of the two branches added during late 2013 and mid-year 2014 (Osgood and Jeffersonville, Indiana).
•	Advertising expense increased $33,000, or 25.2%, period to period. That increase was offset primarily by decreases in other areas such as office supplies and professional fees, which decreased 31.1% and 41.3%, or $14,000 and $33,000, respectively, period to period.
Income Taxes
Tax expense of $322,000 was recorded for the three-month period ended September 30, 2014, as compared to $398,000 for the comparable period in 2013. For the 2014 period, the Corporation had pre-tax income of $1.4 million, as compared to $1.5 million for the 2013 period. The effective tax rate was 22.3% for the three-month period ended September 30, 2014, as compared to 26.0% for the same period in 2013, with the change primarily due to the addition of three tax exempt loans during the 2014 period. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
General
The Corporation’s net income for the nine months ended September 30, 2014 and September 30, 2013 remained a constant $3.3 million with only a slight decrease of $5,000, or 0.2%, period to period. The change in net income for the 2014 period as compared to 2013 was attributable to a combination of factors. Net interest income increased $264,000, or 2.3%, from $11.6 million for the period ended September 30, 2013 to $11.9 million for the same period in 2014, a result of both changing interest rates and decreased borrowings. Provision expense decreased $309,000, period to period, or 47.1%, from $656,000 for the nine months ended September 30, 2013 to $347,000 for the nine months ended September 30, 2014, based on the results of our allowance for loan losses analysis at each period end. Other income decreased $180,000, primarily the result of decreased loan sales into the secondary market. Other expenses increased $678,000, from $9.6 million for the period ended September 30, 2013 to $10.3 million for the period ended September 30, 2014, primarily due to costs associated with the addition of new branches and the associated personnel.
Net Interest Income
Total interest income for the nine months ended September 30, 2014 decreased $307,000, or 2.1%, from $14.8 million at September 30, 2013 to $14.5 million at September 30, 2014. The decrease was due primarily to a combination of increased average balances in the loan portfolio, offset by decreased yields period to period.
Total interest expense for the same period decreased by $571,000, or 18.0%, from the $3.2 million reported for the nine months ended September 30, 2013 to $2.6 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, interest expense from deposits totaled $1.5 million, as compared to $1.8 million for the same period in 2013. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings decreased $319,000, period to period, primarily as the result of the decrease in both the average rate and the average balance of borrowings. Total borrowings as of September 30, 2014 were $46.9 million, as compared to $49.7 million for the same period in 2013. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis.
Net interest income was $11.9 million for the nine-month period ended September 30, 2014, compared to $11.6 million for the same period in 2013, an increase of $264,000, or 2.3%, period to period, as slight increases in interest income were supplemented by reduced interest expense period to period.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $347,000 provision for losses on loans for the nine months ended September 30, 2014, $309,000 lower than the amount expensed for the same period in 2013. The level of the provision expense, period to period, was reflective of improvements in the economy overall, stabilization in loan performance trends in general, and increasing confidence in the credit quality of the loan portfolio. At December 31, 2009, 2010 and 2011, delinquencies 30 days or more past due, as a percentage of net loans, were 3.70%, 4.63% and 4.28%, respectively. Since 2011, these percentages have declined and stabilized a level below the trends experience from December 31, 2009 to 2011. At December 31, 2012 and 2013 and September 30, 2014, these percentages were 1.82%, 1.78% and 2.14%, respectively. The increase in the delinquency percentage from December 31, 2013 to September 30, 2014 was primarily a result of the addition of the $1.9 million loan mentioned in the Financial Condition section of this report. During the third quarter of 2014, management assessed a specific reserve allocation for that loan in the amount of $280,000, recognizing potential weaknesses in the loan.

While management believes that the allowance for losses is adequate at September 30, 2014, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income decreased by $180,000, or 5.6%, during the nine months ended September 30, 2014 to $3.0 million, as compared to the $3.2 million reported for the same period in 2013. The decrease was due primarily to a decrease in gains on the sale of loans into the secondary market, with $244,000 in gains for the nine-month period ended September 30, 2014, compared to $664,000 for the same period in 2013. Benefiting other income for the nine-month period were reduced losses for disposal and fair value adjustments on real estate owned as a result of foreclosure, $194,000 for the nine-month period ending September 30, 2014 as compared to $543,000 for the same period in 2013, offset by a write-down of premises held for sale of $111,000 during the 2014 period. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.
Other Expenses
Total other expenses increased, period to period, with a net increase of $678,000, or 7.0%, from September 30, 2013 to September 30, 2014. The most significant financial statement changes were:
•	Salaries and employee benefits increased 10.5%, period to period, reflecting increased salary costs and increased costs associated with group insurance.
•	Occupancy and equipment expense increased $117,000, from $1.4 million for the period ended September 30, 2013, as compared to $1.5 million for the same period in 2014, primarily due to additional branches (Osgood and Jeffersonville, Indiana), as well as increased snow removal costs.
Income Taxes
Tax expense of $926,000 was recorded for the nine-month period ended September 30, 2014, as compared to $1.2 million for the comparable period in 2013. For the 2014 period, the Corporation had pre-tax income of $4.3 million, as compared to $4.5 million for the 2013 period. The effective tax rate was 21.8% for the nine-month period ended September 30, 2014, as compared to 26.6% for the same period in 2013. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The decrease, period to period, was primarily attributable to increased tax exempt loan income 2014 over 2013.
Other
The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.
Liquidity Resources
Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the Federal Home Loan Bank of Indianapolis. At September 30, 2014, the Bank had $35.5 million in such borrowings outstanding, with a $10.0 million overdraft line of credit immediately available. An additional $53.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $73.9 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (“CDARS”) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At September 30, 2014, the Bank had commitments to fund loan originations and loans in process of $14.9 million, unused home equity lines of credit of $24.8 million and unused commercial lines of credit of $22.9 million. Commitments to sell loans as of that date were $1.2 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.
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
Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
10(1)	2014 River Valley Financial Bank Incentive Plan (Amended as of July 15, 2014)
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2014: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: November 14, 2014	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 14, 2014	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
10(1)	2014 River Valley Financial Bank Incentive Plan (Amended as of July 15, 2014)	*
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2014: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

Attached

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 15, 2014.