Form 10-K
period 2014-12-31
RIVER VALLEY BANCORP
filed 2015-03-12
CIK 1015593

THE UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the Fiscal Year Ended December 31, 2014
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
As of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $16,276,994 based on the closing sale price as reported on the NASDAQ Capital Market.

As of February 20, 2015, there were issued and outstanding 2,513,696 shares of the issuer’s Common Stock.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on April 15, 2015 are incorporated in Part III.

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

PART I
ITEM 1.  BUSINESS
BUSINESS
GENERAL
River Valley Bancorp (the “Holding Company” or “River Valley” and together with the “Bank,” the “Corporation”), an Indiana corporation, was formed in 1996 for the primary purpose of purchasing all of the issued and outstanding common stock of River Valley Financial Bank (formerly Madison First Federal Savings and Loan Association; hereinafter “River Valley Financial” or the “Bank”) in its conversion from mutual to stock form. The conversion offering was completed on December 20, 1996. On December 23, 1996, the Corporation utilized approximately $3.0 million of the net conversion proceeds to purchase 95.6% of the outstanding common shares of Citizens National Bank of Madison (“Citizens”), and on November 20, 1997, Citizens merged out of existence into River Valley Financial.
The activities of the Holding Company have been limited primarily to owning the stock of River Valley Financial, which was organized in 1875 under the laws of the United States of America and which continues today under charter from the State of Indiana. River Valley Financial, which provides banking services in a single significant business segment, conducts operations from its 14 full-service office locations in southeastern Indiana and northern Kentucky.
The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction, or refinancing of one-to-four family residential real property. One-to-four family residential mortgage loans continue to be a major focus of the Bank’s loan origination activities, representing 39.9% of the Bank’s total loan portfolio at December 31, 2014. The Bank is also focused on growing its commercial lending portfolio. The Bank identified loans totaling $423,000 as held for sale at December 31, 2014. The Bank also offers multi-family mortgage loans, nonresidential real estate loans, land loans, construction loans and consumer loans.
The Bank’s primary market areas have traditionally been Jefferson, Floyd and Clark Counties in southeastern Indiana and adjacent Carroll and Trimble Counties in Kentucky. In November 2012, the Corporation completed its acquisition of Dupont State Bank, an Indiana commercial bank wholly owned by Citizens Union Bancorp of Shelbyville, Inc. In conjunction with the acquisition, River Valley Financial merged with and into Dupont State Bank, which changed its name to River Valley Financial Bank, effecting the conversion of the Bank from a federally chartered thrift to a state chartered commercial bank. This acquisition expanded the Bank’s branch network to North Vernon, Seymour and Dupont, Indiana, adding a presence in Jackson and Jennings Counties, Indiana. After completing a branch acquisition in November 2013, the Bank opened another full service branch in Osgood, Indiana, in Ripley County. That branch was previously owned by Old National Bank of Evansville, Indiana. In 2014, the Corporation opened an additional full-service branch in Jeffersonville, Indiana, the Corporation’s third branch in Clark County, Indiana.
Until July 2011, the Holding Company and River Valley Financial were subject to regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), but the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) eliminated the regulatory authority of the OTS and reallocated its functions. Thereafter, the Holding Company was subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve (“Federal Reserve”), and River Valley Financial was subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

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
The Corporation’s internet address is www.rvfbank.com. The Corporation makes available all filings with the Securities and Exchange Commission via its internet website.

LOAN PORTFOLIO DATA
The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2014, 2013, 2012, 2011 and 2010 by loan type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan origination costs and loans in process. Historical data in this table and others reporting loan portfolio data has been restated in some cases to conform to certain loan recategorizations employed as of December 31, 2014.
	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Construction/Land	$26,055	7.76%	$24,307	7.46%	$26,506	8.42%	$27,389	10.47%	$27,991	10.32%
One-to-four family residential	133,904	39.91	137,298	42.11	137,402	43.65	111,198	42.50	117,616	43.38
Multi-family residential	20,936	6.24	16,408	5.03	19,988	6.35	18,582	7.10	14,997	5.53
Nonresidential	122,894	36.63	118,946	36.48	106,433	33.81	83,284	31.83	89,607	33.05
Commercial	27,861	8.30	24,741	7.59	19,549	6.21	17,349	6.63	16,413	6.05
Consumer	3,894	1.16	4,326	1.33	4,906	1.56	3,840	1.47	4,533	1.67
Gross loans receivable	335,544	100.00%	326,026	100.00%	314,784	100.00%	261,642	100.00%	271,157	100.00%

Add/(Deduct):
Deferred loan origination costs	513	.15	487	0.15	484	0.15	481	0.18	485	.2
Undisbursed portions of loans in process	(57)	(.02)	(5,775)	(1.77)	(6,186)	(1.97)	(5,024)	(1.92)	(2,388)	(.9)
Allowance for loan losses	(4,005)	(1.19)	(4,510)	(1.38)	(3,564)	(1.13)	(4,003)	(1.53)	(3,806)	(1.4)
Net loans receivable	$331,995	98.94%	$316,228	97.00%	$305,518	97.05%	$253,096	96.73%	$265,448	97.9%

The following table sets forth certain information at December 31, 2014, regarding the dollar amount of loans maturing in the Bank’s loan portfolio based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.
	Balance	Maturing
	Outstanding at December 31, 2014	Within One Year	After One but Within Five Years	After Five Years
	(In thousands)
Construction/Land	$26,055	$16,784	$4,092	$5,179
One-to-four family residential	133,904	2,370	4,855	126,679
Multi-family residential	20,936	694	1,312	18,930
Nonresidential	122,894	9,199	3,436	110,259
Commercial	27,861	12,023	6,940	8,898
Consumer	3,894	1,173	2,721	-
Total	$335,544	$42,243	$23,356	$269,945

The following table sets forth, as of December 31, 2014, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.
	Due After December 31, 2015
	Fixed Rates	Variable Rates	Total
	(In thousands)
Construction/Land	$294	$8,977	$9,271
One-to-four family residential	11,181	120,353	131,534
Multi-family residential	2,048	18,194	20,242
Nonresidential	16,786	96,909	113,695
Commercial	14,428	1,410	15,838
Consumer	2,714	7	2,721
Total	$47,451	$245,850	$293,301

Construction/Land Loans. The Bank offers mortgage loans for construction, land development and undeveloped land with respect to residential and nonresidential real estate and, in certain cases, to builders or developers on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer).
Generally, construction loans are written as twelve-month loans, either fixed or adjustable, with interest calculated on the amount disbursed under the loan and payable on a semi-annual or monthly basis. The Bank generally requires the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) to be 80% for its construction loans, although the Bank may permit an 85% Loan-to-Value Ratio for one-to-four family residential construction loans. Inspections are generally made prior to any disbursement under a construction loan, and the Bank does not typically charge commitment fees for its construction loans. The largest single construction loan at December 31, 2014 totaled $3.7 million and was for the construction of multi-family units in Louisville, Kentucky.
Land loans are generally written on terms and conditions similar to nonresidential real estate loans. Some of the Bank’s land loans are land development loans, meaning the proceeds of the loans are used for infrastructure improvements to the real estate such as streets and sewers. At December 31, 2014, the Bank’s largest single land loan, a development loan secured by residential building lots in Clark and Floyd Counties, Indiana, totaled $1.7 million.
At December 31, 2014, $26.1 million, or 7.8% of the Bank’s total loan portfolio, consisted of construction, land or land development loans. Of these loans, $2.1 million, or 0.7% of total loans, were included in the Bank’s non-performing assets. While providing the Bank with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction and land loans involve a higher level of risk. Borrowers who are over budget may divert the loan funds to cover cost overruns rather than direct them toward the purpose for which such loans were made. In addition, these loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause the Bank to take title to partially improved land that is unmarketable without further capital investment.
One-to-four Family Residential Loans. Residential loans consist primarily of one-to-four family residential loans. Approximately $133.9 million, or 39.9% of the Bank’s portfolio of loans, at December 31, 2014, consisted of one-to-four family residential loans, of which approximately 90.4% had adjustable rates.
The Bank currently offers adjustable rate one-to-four family residential mortgage loans (“ARMs”) which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Some of the Bank’s residential ARMs are originated at a discount or “teaser” rate which is generally 150 to 175 basis points below the “fully indexed” rate. These ARMs then adjust annually to maintain a margin above the applicable index, subject to maximum rate adjustments discussed below. The Bank’s ARMs have a current margin above such index of 3.0-3.5% for owner-occupied properties and 3.5-5.0% for non-owner-occupied properties. A substantial portion of the ARMs in the Bank’s portfolio at December 31, 2014 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively, although the Bank has originated residential ARMs which provide for maximum rate adjustments per year and over the life of the loan of 1% and 4%, respectively. The Bank’s ARMs generally provide for interest rate minimums equal to, or up to 1% below the origination rate. The Bank’s residential ARMs are amortized for terms up to 30 years.
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

The Bank currently offers fixed rate one-to-four family residential mortgage loans which provide for the payment of principal and interest over periods of 10 to 30 years. At December 31, 2014, approximately 9.6% of the Bank’s one-to-four family residential mortgage loans had fixed rates. The Bank currently underwrites a portion of its fixed rate residential mortgage loans for potential sale to the Federal Home Loan Mortgage Corporation (the “FHLMC”). The Bank retains all servicing rights on the residential mortgage loans sold to the FHLMC. At December 31, 2014, the Bank had approximately $96.7 million of fixed rate residential mortgage loans which were sold to the FHLMC and for which the Bank provides servicing. In conjunction with the acquisition of Dupont State Bank, the Bank also holds servicing rights for a portfolio of $12.7 million in Federal National Mortgage Association (“FNMA”) loans.
The Bank generally does not originate one-to-four family residential mortgage loans if the Loan-to-Value Ratio exceeds 95% and generally does not originate one-to-four family residential ARMs if the Loan-to-Value Ratio exceeds 90%. The Bank generally requires private mortgage insurance on all fixed rate conventional one-to-four family residential real estate mortgage loans with Loan-to-Value Ratios in excess of 80%. The cost of such insurance is factored into the annual percentage yield on such loans, and is not automatically eliminated when the principal balance is reduced over the term of the loan. During 2014, the Bank originated and retained $3.0 million of fixed rate one-to-four family residential mortgage loans. Typically, these loans would be sold into the secondary market, however, the majority of these loans were originated to existing customers and were retained, rather than sold, due to tightened lending standards in the secondary market.
Substantially all of the one-to-four family residential mortgage loans that the Bank originates include “due-on-sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.
At December 31, 2014, the Bank had outstanding approximately $17.4 million of home equity loans, with unused lines of credit totaling approximately $25.2 million. The Bank’s home equity lines of credit are adjustable rate lines of credit tied to the prime rate and are based on a 10- to 20-year maturity. The Bank generally allows a maximum 85% Loan-to-Value Ratio for its home equity loans (taking into account any other mortgages on the property). Payments on such home equity loans are equal to 1.5% of the outstanding principal balance per month, or on newer home equity loans, to the interest accrued at the end of the period.
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
At December 31, 2014, $4.2 million of one-to-four family residential mortgage loans, or 1.3% of total loans, were included in the Bank’s non-performing assets.
Multi-family Residential Loans. At December 31, 2014, approximately $20.9 million, or 6.2% of the Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). The Bank writes multi-family residential loans on terms and conditions similar to its nonresidential real estate loans. The largest single multi-family residential loan in the Bank’s portfolio as of December 31, 2014 was $2.4 million. At December 31, 2014, $1.0 million of multi-family residential loans, or 0.3% of total loans, were included in the Bank’s non-performing assets.
Multi-family residential loans, like nonresidential real estate loans, involve a greater risk than residential loans. See “Nonresidential Real Estate Loans” below. Also, the loan-to-one borrower limitations restrict the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.
Nonresidential Real Estate Loans. At December 31, 2014, $122.9 million, or 36.6% of the Bank’s total loan portfolio, consisted of nonresidential real estate loans and land used for agricultural production. Nonresidential real estate loans are primarily secured by real estate such as churches, farms and small business properties. The Bank generally originates nonresidential real estate as adjustable rate loans of varying rates with lock-in terms of up to 10 years indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity, written for maximum terms of 30 years. The Bank’s adjustable rate nonresidential real estate loans have maximum adjustments per year and over the life of the loan of 2% and 6%, respectively The Bank generally requires a Loan-to-Value Ratio of up to 80%, depending on the nature of the real estate collateral.
The Bank underwrites its nonresidential real estate loans on a case-by-case basis and, in addition to its normal underwriting criteria, evaluates the borrower’s ability to service the debt from the net operating income of the property. As of December 31, 2014, the Bank’s largest nonresidential real estate loan, for a large church in Jeffersonville, Indiana, was $4.2 million. The loan is a tax exempt loan, backed by economic development revenue refunding bonds, issued by the Town of Sellersburg, Indiana. Nonresidential real estate loans in the amount of $3.1 million, or 0.9% of total loans, were included in non-performing assets at December 31, 2014.

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
Commercial Loans. At December 31, 2014, $27.9 million, or 8.3% of the Bank’s total loan portfolio, consisted of non-mortgage commercial loans. The Bank’s commercial loans are written on either a fixed rate or an adjustable rate basis with terms that vary depending on the type of security, if any. At December 31, 2014, approximately $26.9 million, or 96.4%, of the Bank’s commercial loans were secured by collateral, generally in the form of equipment, inventory, crops or, in some cases as an abundance of caution, real estate. The Bank’s adjustable rate commercial loans are generally indexed to the prime rate with varying margins and terms depending on the type of collateral securing the loans and the credit quality of the borrowers. At December 31, 2014, the largest single commercial loan was $3.0 million, an agricultural production loan for a large farming operation in Jefferson County, Indiana.  As of the same date, commercial loans totaling $255,000, or 0.1% of total loans, were included in non-performing assets.
Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Further, they are frequently larger in amount than the Bank’s average residential mortgage loans.
Consumer Loans. The Bank’s consumer loans, consisting primarily of auto loans, home improvement loans, unsecured installment loans, loans secured by deposits and mobile home loans, aggregated approximately $3.9 million at December 31, 2014, or 1.2% of the Bank’s total loan portfolio. The Bank originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals, although demand for these types of loans has steadily decreased over the past few years.  All of the Bank’s consumer loans, except loans secured by deposits, are fixed rate loans with terms that vary from six months (for unsecured installment loans) to 66 months (for home improvement loans and loans secured by new automobiles). At December 31, 2014, $2.7 million of the Bank’s $3.9 million consumer loans were secured by collateral.
The Bank’s loans secured by deposits are made in amounts up to 90% of the current account balance and accrue at a rate of 2% over the underlying passbook or certificate of deposit rate.
The Bank offers only direct automobile loans that provide the loan directly to a consumer.
Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend upon the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2014, consumer loans amounting to $10,000 were included in non-performing assets.
Origination, Purchase and Sale of Loans. The Bank underwrites fixed rate residential mortgage loans for potential sale to the FHLMC on a servicing-retained basis. Loans originated for sale to the FHLMC in the secondary market are originated in accordance with the guidelines established by the FHLMC and are sold promptly after they are originated. The Bank receives a servicing fee of one-fourth of 1% of the principal balance of all loans serviced. At December 31, 2014, the Bank serviced $96.7 million in loans sold to the FHLMC. In conjunction with the acquisition of Dupont State Bank, the Bank acquired servicing rights for $17.6 million of FNMA loans, $12.7 million of which were being serviced by the Bank as of December 31, 2014.
The Bank focuses its loan origination activities primarily on Jefferson, Clark and Floyd Counties in Indiana and Trimble, Carroll, and Jefferson Counties in Kentucky, with some activity in the areas adjacent to these counties. With the acquisition of Dupont State Bank and the Osgood, Indiana branch, the Bank engages in loan origination activities in Jackson, Jennings and Ripley Counties in Indiana as well. At December 31, 2014, the Bank held loans totaling approximately $90.3 million that were secured by property located outside of its home state of Indiana, primarily in the adjacent states of Kentucky and Ohio. The Bank’s loan originations are generated from referrals from existing customers, real estate brokers and newspaper and periodical advertising. Loan applications are taken at any of the Bank’s 14 full-service offices.
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
The Bank occasionally purchases and sells participations in commercial loans, nonresidential real estate and multi-family loans to or from other financial institutions. At December 31, 2014, the Bank held $10.5 million in participation loans in its loan portfolio. The majority of the participations held by the Bank were acquired from Dupont State Bank, and represent relationships with financial institutions and borrowers located in southern Indiana and northern Kentucky. Participations originated by the Bank include: a commercial fitness operation in Floyd County, Indiana, funded through a joint effort of several financial institutions; a construction loan for multi-family units in Louisville, Kentucky, for which the Bank is the lead bank; and a participation in a loan backed by a tax increment bond, participating with four other local banks, funding commercial development in Clark County.
The following table shows loan disbursement and repayment activity for the Bank during the periods indicated.
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loans Disbursed:
Construction/Land	$24,101	$11,878	$10,851
One-to-four family residential	42,102	57,103	57,741
Multi-family residential	6,558	5,577	4,017
Nonresidential	36,642	36,691	29,747
Commercial	26,699	26,840	18,037
Consumer and other	3,090	4,008	3,265
Total loans disbursed	139,192	142,097	123,658
Reductions:
Sales	11,021	22,490	32,526
Principal loan repayments and other (1)	112,404	108,897	90,835
Total reductions	123,425	131,387	123,361
Fair value of loans acquired	-	-	52,125
Net increase	$15,767	$10,710	$52,422

(1)	Other items consist of amortization of deferred loan origination costs, the provision for losses on loans, net charges to the allowance for loan losses, and restructured debt.

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
Non-performing Assets. At December 31, 2014, $10.8 million, or 2.1% of consolidated total assets, were non-performing loans compared to $11.5 million, or 2.4% of consolidated total assets, at December 31, 2013. The balance of non-performing assets was real estate owned (“REO”), comprised of real estate taken during foreclosure proceedings, held at December 31, 2014, in the amount of $983,000, as compared to $155,000 at December 31, 2013. Of total REO held at December 31, 2014, $575,000 was for two large properties, one a 1-4 family residential property in Carrollton, Kentucky and the second a commercial property in Bloomington, Indiana.  Troubled debt restructured that is non-performing at the time of restructuring is required to be inclued as a non-performing asset until certain requirements for payment and borrower viability are met. Non-performing assets are also discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The following table sets forth the amounts and categories of the Bank’s non-performing assets (non-performing loans, non-performing troubled debt restructured, and foreclosed real estate) and troubled debt restructurings for the last five years. It is the policy of the Bank that all earned but uncollected interest on all past due loans is reviewed monthly to determine what portion of it should be classified as uncollectible for loans past due in excess of 90 days. Uncollectible interest is written off monthly.
	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Non-performing assets:
Nonaccrual loans	$10,745	$11,514	$10,850	$9,863	$10,381
Past due 90 days or more and accruing	28	1	-	-	-
Troubled debt restructured	2,368	3,898	3,860	6,939	6,747
Total non-performing loans and troubled debt restructured	13,141	15,413	14,710	16,802	17,128
Foreclosed real estate	983	155	1,610	2,487	400
Total non-performing assets	$14,124	$15,568	$16,320	$19,289	$17,528

Total non-performing loans to net loans	3.24%	3.64%	3.55%	3.90%	3.91%
Total non-performing loans, including troubled debt restructured, to net loans	3.96%	4.87%	4.81%	6.64%	6.45%
Total non-performing loans to total assets	2.11%	2.38%	2.29%	2.43%	2.69%
Total non-performing assets to total assets	2.77%	3.22%	3.45%	4.74%	4.53%

The Corporation would have recorded interest income of $389,000 for the year ended December 31, 2014 if loans on nonaccrual status had been current in accordance with their original terms. Actual interest collected and recognized was $207,000 for the year ended December 31, 2014.
At December 31, 2014, the Bank held loans delinquent from 30 to 89 days totaling $1.7 million. As of that date, management was not aware of any other assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2014, 2013, and 2012 relating to delinquencies in the Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets. For the periods ended December 31, 2014 and 2013, delinquent purchased credit-impaired loans acquired in the Dupont State Bank acquisition with a fair value of $591,000 and $2.4 million, respectively, were excluded from the table below.

	At December 31, 2014				At December 31, 2013				At December 31, 2012
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
(Dollars in thousands)
Construction/Land	-	$-	2	$187	2	$207	1	$71	1	$63	2	$556
One-to-four family residential	30	1,178	20	2,855	22	1,129	30	2,322	35	2,115	10	1,408
Multi-family residential	-	-	-	-	-	-	-	-	-	-	-	-
Nonresidential	5	458	8	1,745	5	665	8	940	6	276	5	753
Commercial	-	-	5	116	3	66	4	96	1	100	3	251
Consumer	9	35	3	10	11	111	3	7	9	36	1	2
Total	44	$1,671	38	$4,913	43	$2,178	46	$3,436	52	$2,590	21	$2,970
Delinquent loans to net loans				1.98%				1.78%				1.82%

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
The Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulation. Not all of the Bank’s classified assets constitute non-performing assets, although the balances of non-performing loans as a percent of total classified is higher than in prior years. Historically, management has been conservative in its listing of assets as classified, especially in comparison to peer classification of similar assets and to actual delinquency status. Whereas classified loans for the Bank historically have been a conservative list of loans warranting scrutiny, in 2014 and 2013 the classified list has become weighted heavily by loans and relationships in the lengthy process of foreclosure. The mating of the conservative approach in monitoring problem loans and loans lingering due to foreclosure has created a larger than historical balance of classified assets. As a result, the Bank remains somewhat higher than peer on balances of loans classified.
The classification of assets listing is evaluated quarterly by a committee comprised of lending personnel, the Bank’s Chief Executive Officer, Vice President – Finance, Loan Review personnel, Collection Officer, and Internal Auditor. Delinquency is evaluated weekly by a committee of loan officers, loan review personnel, the Executive Vice President of Loan Administration and the Chief Executive Officer. The lists for both meetings encompass entire relationships, rather than single problem loans. Changes to the list are only approved by the committee upon demonstrated sustained performance in accordance with the loan’s terms by the borrower.

At December 31, 2014, the Bank’s classified assets, were as follows:
At December 31, 2014
(In thousands)
Substandard assets	$15,423
Doubtful assets	319
Loss assets	-
Total classified assets	$15,742

Regulatory definition requires that total classified assets include classified loans, which at December 31, 2014 included $14.4 million classified as substandard and $319,000 classified as doubtful, and other real estate owned as a result of foreclosure or other legal proceedings of $983,000. Detail of classified loans by loan segment is provided in Footnote 6 to the Consolidated Financial Statements presented in Item 8 - Financial Statements and Supplementary Data in this Report on Form 10-K.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management’s review and evaluation of current economic conditions (including those of the Bank’s lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs and other pertinent information derived from a review of the loan portfolio. In management’s opinion, the Bank’s allowance for loan losses is adequate to absorb probable incurred losses from loans at December 31, 2014. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Bank’s loan portfolio.
Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the five years ended December 31, 2014. Additional detail about loan loss experience is presented in Footnote 6 to the Consolidated Financial Statements presented in Item 8 - Financial Statements and Supplementary Data in this Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$4,510	$3,564	$4,003	$3,806	$2,611
Charge-offs:
Construction/Land	(29)	(99)	(341)	(824)	(5)
One-to-four family residential	(629)	(245)	(1,136)	(604)	(252)
Multi-family residential	(517)	-	-	(36)	(8)
Nonresidential	(100)	(182)	(366)	(1,056)	(1,425)
Commercial	(4)	(140)	-	-	(405)
Consumer and other	(146)	(177)	(89)	(102)	(130)
Total charge-offs	(1,425)	(843)	(1,932)	(2,622)	(2,225)
Recoveries	474	857	111	48	775
Net recoveries (charge-offs)	(951)	14	(1,821)	(2,574)	(1,450)
Provision for losses on loans	446	932	1,382	2,771	2,645
Balance end of period	$4,005	$4,510	$3,564	$4,003	$3,806
Allowance for loan losses as a percent of total loans outstanding	1.19%	1.41%	1.15%	1.56%	1.41%
Ratio of net charge-offs to average loans outstanding before net items (1)	.29%	(0.01)%	.69%	.98%	.53%

_____________________
(1) Net items consist of deferred loan origination costs, undisbursed portions of loans in process and the allowance for loan losses.

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Bank’s allowance for loan losses at the dates indicated.
	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at end of period applicable to:

Construction/Land	$740	7.8%	$676	7.5%	$648	8.4%	$1,016	10.5%	$1,011	10.3%
One-to-four family residential	1,977	39.9	1,749	42.1	1,423	43.7	1,986	42.5	746	43.4
Multi-family residential	28	6.2	404	5.0	281	6.3	65	7.1	138	5.5
Nonresidential	1,107	36.6	1,470	36.5	1,078	33.8	822	31.8	1,632	33.0
Commercial	151	8.3	189	7.6	133	6.2	70	6.6	157	6.1
Consumer and other	2	1.2	22	1.3	1	1.6	44	1.5	122	1.7
Total	$4,005	100.0%	$4,510	100.0%	$3,564	100.0%	$4,003	100.0%	$3,806	100.0%

INVESTMENTS AND MORTGAGE-BACKED SECURITIES
General. The Bank’s investment portfolio consists of U.S. government and agency obligations, corporate bonds, municipal securities, FHLB stock and mortgage-backed securities. At December 31, 2014, total investments in the portfolio had a combined carrying value of approximately $132.7 million, or 26.0%, of the consolidated total assets.
Investments reported in the financial statements of the Corporation are held both at the Bank level and at the Bank’s Nevada subsidiaries. All Corporation investments are available for sale, but the intent of the Corporation is to hold investments to maturity. Liquidity is met through a combination of deposit growth, borrowing from the Federal Home Loan Bank of Indianapolis, overnight borrowing of Fed funds, and if needed, sale of investments held at the Bank level. Securities held through the Nevada subsidiaries are held primarily for investment purposes. Securities held at the Bank level are held primarily for liquidity purposes. In 2014 and 2013, liquidity needs were met primarily through deposit growth, supplemented by some sale of agency investments. Sales of investments over the last twelve months have been made primarily to take advantage of gain positions on short-term investments, especially those expected to be called in the near future, while funds from maturing investments were reinvested primarily into high quality mortage-backed securities and long term municipals.
The portfolio increased by $8.2 million from December 31, 2013 to the same date in 2014, as $23.3 million in purchases of high quality mortgage and asset-backed securities, $11.9 million in purchases of municipal securities, and lesser amounts of agency and corporate purchases were offset by reductions in the form of maturities, calls, sales, and principal paydown, for a gross increase of $4.2 million in amortized cost. Also included in the portfolio increase, a $4.0 million swing in the fair value of the Corporation’s investment portfolio increased overall growth in the portfolio to $8.2 million. A $2.9 million loss on the portfolio at December 31, 2013 was replaced by a $1.1 million unrealized gain at December 31, 2014. The carrying value of the two trust preferred investments held by the Corporation, considered to be of higher risk than most investments, was $1.3 million at both December 31, 2013 and 2014.

Investments. The following table sets forth the amortized cost and the market value of the Bank’s investment portfolio, excluding mortgage-backed investments, at the dates indicated.
	At December 31,
	2014		2013		2012
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
U.S. Government and agency obligations	$31,894	$31,622	$38,075	$37,213	$42,581	$43,409
Municipal securities	40,710	42,200	37,709	37,122	29,331	31,162
Corporate	3,636	3,322	4,164	3,751	3,652	3,177
Total available for sale	76,240	77,144	79,948	78,086	75,564	77,748
FHLB stock	3,796	3,796	4,595	4,595	4,595	4,595
Total investments	$80,036	$80,940	$84,543	$82,681	$80,159	$82,343

The following table sets forth the amount of investment securities (excluding FHLB stock and mortgage-backed investments) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014.
	Amount at December 31, 2014 which matures
	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
U.S. Government and agency obligations	$2,000	1.75%	$16,610	1.66%	$13,284	1.74%	$-	0.00%
Municipal securities	9	0.97	1,615	3.86	9,266	3.67	29,820	3.40
Corporate	1,001	0.70	-	-	1,000	1.25	1,635	1.74

Yields on tax exempt obligations have been computed on a tax equivalent basis. These yields assume a 34% federal tax rate and a 69 basis points cost of funds which is used in determining the disallowance on the Corporation’s municipal income under the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”).
Mortgage-Backed Securities. The Bank maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and Government National Mortgage Association (“GNMA”) participation certificates. Mortgage-backed pass-through securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages and gives the Bank an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by its respective agency as to the payment of principal and interest.
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
At December 31, 2014, the Bank held mortgage-backed securities with a carrying value of approximately $51.7 million, all of which were classified as available for sale. These mortgage-backed securities may be used as collateral for borrowings and, through repayments, as a source of liquidity.

The following table sets forth the amortized cost and market value of the Bank’s mortgage-backed securities at the dates indicated.
	At December 31,
	2014		2013		2012
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Available for sale:
Government-sponsored enterprise (GSE) residential mortgage-backed securities	$19,894	$20,240	$19,393	$18,913	$13,595	$13,851
Collateralized mortgage obligations	31,639	31,501	23,389	22,888	21,663	22,171
Total mortgage-backed securities	$51,533	$51,741	$42,782	$41,801	$35,258	$36,022

The following table sets forth the amount of mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2014.
	Amount at December 31, 2014 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Government-sponsored enterprise (GSE) residential mortgage-backed securities	$-	-%	$249	5.18%	$337	3.39%	$19,308	2.34%
Collateralized mortgage obligations	-	-	1	8.50	12	2.12	31,626	2.16

The following table sets forth the changes in the Bank’s mortgage-backed securities portfolio at amortized cost for the years ended December 31, 2014, 2013, and 2012.
	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$42,782	$35,258	$33,565
Purchases	23,282	22,959	26,223
Sales proceeds	(8,853)	(7,023)	(13,706)
Repayments	(5,482)	(8,315)	(11,197)
Gain on sales	191	159	497
Premium and discount amortization, net	(387)	(256)	(124)
Ending balance	$51,533	$42,782	$35,258

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
Deposits. Deposits are attracted through offering a broad selection of deposit instruments including fixed rate certificates of deposit, NOW, MMDAs and other transaction accounts, individual retirement accounts and savings accounts. The Bank actively solicits and advertises for deposits in Jefferson, Clark, Floyd, Jackson, Jennings and Ripley Counties in Indiana and in Trimble and Carroll Counties in Kentucky. Deposits will come from all of our market areas. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

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
The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Historically, NOW and MMDAs have been relatively stable sources of deposits. Over the last few years, the Bank has experienced a continuation of the trend away from maturity deposits into transactional deposits, as customers, frustrated with low interest rates, placed their funds in more fluid products such as demand deposit accounts, both interest-bearing and noninterest-bearing.
The ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. Due primarily to the continued low interest rate environment for deposits, certificate of deposit balances decreased $23.4 million, or 17.1%, from $137.0 million as of December 31, 2013 to $113.6 million at December 31, 2014. As certificates of deposit repriced and new certificates were added, the lower interest rates paid caused a significant decline in the cost of deposits overall. Transactional, or “withdrawable,” deposits increased for the period by $25.5 million, or 9.9%, from $258.0 million as of December, 31, 2013 to $283.5 million at December 31, 2014.
The cost of deposits for the year ended December 31, 2014 was 0.56% as compared to 0.67% for the year ended December 31, 2013, a drop of 11 basis points, period to period. This change resulted in a weighted average rate for deposits of 0.49% at December 31, 2014, a decline of 9 basis points from 0.58% at December 31, 2013.
An analysis of the Corporation’s deposit accounts by type, maturity and rate at December 31, 2014 is as follows:
Type of Account	Minimum Opening Balance	Balance at December 31, 2014	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Noninterest bearing accounts	$100	$51,986	13.09%	0.00%
Savings accounts	50	58,700	14.78	0.08
MMDA	2,500	41,090	10.35	0.20
NOW accounts	1,000	131,696	33.17	0.45
Total withdrawable		283,472	71.39	0.25
Certificates (original terms):
I.R.A.	2,500	11,506	2.90	1.32
3 months	2,500	119	0.03	0.10
6 months	2,500	571	0.14	0.15
9 months	2,500	-	-	-
12 months	2,500	56	0.01	0.46
15 months	2,500	16,603	4.18	0.31
18 months	2,500	4,372	1.10	0.47
24 months	2,500	4,255	1.07	0.52
30 months	2,500	437	0.11	0.61
36 months	2,500	3,555	0.90	0.82
41 months	2,500	-	-	-
48 months	2,500	4,003	1.01	1.28
60 months	2,500	14,672	3.69	1.96
10 year & misc	2,500	116	0.03	4.38
Jumbo certificates	2,500	53,346	13.44	1.01
Total certificates		113,611	28.61	1.02
Total deposits		$397,083	100.00%	0.49%

The following table presents the average daily amount of deposits bearing interest and average rates paid on such deposits for the years indicated.

	2014		2013		2012
	(Dollars in thousands)
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest-bearing demand deposits	$51,016	-%	$46,166	-%	$31,464	-%
Savings accounts	100,256	0.13	97,601	0.19	80,287	0.36
NOW accounts	124,695	0.45	106,140	0.43	83,489	0.53
Certificates of deposit	125,249	1.02	141,617	1.18	122,316	1.59
Total deposits	$401,216	0.49%	$391,524	0.59%	$317,556	0.84%

The following table sets forth, by various interest rate categories, the composition of time deposits of the Bank at the dates indicated:
	At December 31,
	2014	2013	2012
	(In thousands)
0.00 to 1.00%	$69,806	$83,970	$82,418
1.01 to 2.00%	27,673	24,341	30,166
2.01 to 3.00%	15,477	25,891	32,044
3.01 to 4.00%	594	2,753	3,646
4.01 to 5.00%	5	5	1,094
5.01 to 6.00%	56	54	51
Total	$113,611	$137,014	$149,419

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years, and greater than three years, following December 31, 2014. Matured certificates, which have not been renewed as of December 31, 2014, have been allocated based upon certain rollover assumptions.
	Amounts at December 31, 2014 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)
0.00 to 1.00%	$56,330	$10,393	$2,440	$643
1.01 to 2.00%	940	2,959	9,841	13,933
2.01 to 3.00%	4,213	10,469	469	326
3.01 to 4.00%	562	-	-	32
4.01 to 5.00%	-	-	-	5
5.01 to 6.00%	-	-	56	-
Total	$62,045	$23,821	$12,806	$14,939

The following table indicates the amount of the Bank’s jumbo and other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014.
At December 31, 2014
Maturity Period	(In thousands)
Three months or less	$6,973
Greater than 3 months through 6 months	5,403
Greater than 6 months through 12 months	19,709
Over 12 months	21,261
Total	$53,346

The following table sets forth the dollar amount of the various types of deposits offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.
	Deposit Activity
	Balance at December 31, 2014	% of Deposits	Increase (Decrease) from 2013	Balance at December 31, 2013	% of Deposits	Increase (Decrease) from 2012	Balance at December 31, 2012	% of Deposits
	(Dollars in thousands)
Withdrawable:
Noninterest-bearing accounts	$51,986	13.09%	$4,487	$47,499	12.02%	$6,983	$40,516	10.54%
Savings accounts	58,700	14.78	2,337	56,363	14.27	5,463	50,900	13.25
MMDA	41,090	10.35	992	40,098	10.15	(1,884)	41,982	10.93
NOW accounts	131,696	33.17	17,655	114,041	28.87	12,603	101,438	26.40
Total withdrawable	283,472	71.39	25,471	258,001	65.31	23,165	234,836	61.12
Certificates (original terms):
I.R.A.	11,506	2.90	(842)	12,348	3.13	(258)	12,606	3.28
3 months	119	0.03	58	61	0.02	-	61	0.01
6 months	571	0.14	(17)	588	0.15	19	569	0.15
9 months	-	0.00	-	-	-	-	-	0.00
12 months	56	0.01	(20)	76	0.02	(1,564)	1,640	0.43
15 months	16,603	4.18	(7,012)	23,615	5.98	(6,501)	30,116	7.84
18 months	4,372	1.10	1,916	2,456	0.62	(131)	2,587	0.67
24 months	4,255	1.07	(1,745)	6,000	1.52	(98)	6,098	1.59
30 months	437	0.11	(245)	682	0.17	(480)	1,162	0.30
36 months	3,555	0.90	(836)	4,391	1.11	(1,151)	5,542	1.44
41 months	-	-	-	-	-	-	-	0.00
48 months	4,003	1.01	(1,918)	5,921	1.50	257	5,664	1.47
60 months	14,672	3.69	(13)	14,685	3.72	1,766	12,919	3.36
10 years	116	0.03	(16)	132	0.03	132	-	-
Jumbo certificates	53,346	13.43	(12,713)	66,059	16.72	(4,396)	70,455	18.34
Total certificates	113,611	28.61	(23,403)	137,014	34.69	(12,405)	149,419	38.88
Total deposits	$397,083	100.00%	$2,068	$395,015	100.00%	$10,760	$384,255	100.00%

Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments, or borrowings. The Bank had $43.5 million in FHLB advances at December 31, 2014, compared to $42.5 million at December 31, 2013. The average rates for those borrowings decreased across the period, from 3.58% as of December 31, 2013 to 3.17% as of December 31, 2014, as the Corporation paid and replaced $25.0 million in advances, and purchased an additional $1.0 million. The Bank also developed a correspondent banking relationship with the Bankers Bank of Wisconsin during 2014, and as of December 31, 2014, the Bank held purchased funds totaling $4.2 million.  The Bank has a credit line of $5.0 million with the Bankers Bank of Wisconsin, and can also sell funds to that bank as an overnight investment opportunity. The Bank does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. No advances were prepaid during 2014, and correspondingly, no prepayment penalties were paid.
The following table presents certain information relating to the Corporation’s borrowings at or for the years ended December 31, 2014, 2013 and 2012.
	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLB Advances and Other Borrowed Money:
Outstanding at end of period	$54,872	$49,717	$49,717
Average balance outstanding for period	46,434	52,134	63,175
Maximum amount outstanding at any month-end during the period	54,872	59,717	65,217
Weighted average interest rate during the period	3.17%	3.58%	3.67%
Weighted average interest rate at end of period	2.71%	3.23%	3.78%

SUBSIDIARIES
The Bank’s wholly-owned subsidiary, Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land (as discussed in Item 2 - Properties), but does not otherwise engage in significant business activities. The Bank established three subsidiaries in Nevada, including RVFB Investments, Inc., RVFB Holdings, Inc. and RVFB Portfolio, LLC, to hold and manage a significant portion of the Bank’s investment portfolio. Income from the Nevada investment subsidiaries increased from $1.8 million for the year ended December 31, 2013 to $2.2 million for the same period in 2014, an increase of 22.2%, due primarily to gains on the sale of available-for-sale securities. In December 2014, the Corporation established River Valley Risk Management, Inc., a wholly owned Nevada subsidiary, as a captive insurance company to provide insurance to the Corporation and its affiliates and to manage the Corporation’s insurance coverage.

FINANCING SUBSIDIARY
In 2003, the Corporation formed the “RIVR Statutory Trust I,” a statutory trust formed under Connecticut law, and filed a Certificate of Trust with the Secretary of the State of Connecticut. The sole purpose of the Trust was to issue and sell certain trust preferred securities representing undivided beneficial interests in the assets of the Trust and to invest the proceeds thereof in certain debentures of the Corporation.

EMPLOYEES
As of December 31, 2014, the Bank employed 121 persons on a full-time basis and 6 persons on a part-time basis. None of the employees is represented by a collective bargaining group. Management considers its employee relations to be good.

COMPETITION
The Bank originates most of its loans to and accepts most of its deposits from residents of Jefferson, Jackson, Jennings, Ripley, Floyd and Clark Counties, Indiana and Trimble and Carroll Counties, Kentucky. The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions and certain non-banking consumer lenders that provide similar services in these counties. Some of these institutions have significantly larger resources available to them than does the Bank. In total, there are 34 banks and 6 credit unions located in the 8-county market area, including the Bank. The Bank also competes with money market funds and brokerage accounts with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.
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

REGULATION AND SUPERVISION
GENERAL
The Bank is subject to examination, supervision and regulation by the Indiana Department of Financial Institutions (“DFI”), and the Federal Deposit Insurance Corporation (the “FDIC”). The Holding Company is a bank holding company and, with the creation of its insurance subsidiary, a financial holding company, subject to oversight by the Board of Governors of the Federal Reserve System (“Federal Reserve”).
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

GRAMM-LEACH-BLILEY ACT
Under the Gramm-Leach-Bliley Act (“Gramm-Leach”), bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve as a “financial holding company” by demonstrating that each of its bank subsidiaries is well capitalized, well managed and has at least a satisfactory rating under the Community Reinvestment Act. Gramm-Leach established a system of functional regulation, under which the federal banking agencies regulate the banking activities of financial holding companies, the U.S. Securities and Exchange Commission regulates their securities activities and state insurance regulators regulate their insurance activities. The Holding Company has filed an election to become a financial holding company under Gramm-Leach in connection with establishing its insurance company subsidiary.
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

FEDERAL HOME LOAN BANK SYSTEM
The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member financial institutions. At December 31, 2014, the Bank’s investment in stock of the FHLB of Indianapolis was $3.8 million. For the fiscal year ended December 31, 2014, the FHLB of Indianapolis paid approximately $193,000 in cash dividends to the Bank. Annualized, this income would have a rate of 4.22%. The rate paid during the period ended December 31, 2014 was higher than the 3.50% paid for the period ended December 31, 2013, primarily due to improvement in the financial condition of the FHLB of Indianapolis in the last few years. All 12 FHLBs are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank’s capital.
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
At December 31, 2014, the Bank had $43.5 million in such borrowings, with an additional $48.5 million available, previously approved by the Board of Directors.
FEDERAL RESERVE SYSTEM
The Federal Reserve requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The effect of these reserve requirements is to increase the Bank’s cost of funds. At December 31, 2014, the Bank was in compliance with its reserve requirements.
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
The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act, effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus tangible equity. The Bank’s assessment rate reflected in its invoices for the 2014 quarters was 8.77 basis points for each $100 of average consolidated assets less average tangible equity. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2014, the FICO assessment rate was 0.62 basis points for each $100 of the same assessment bases applicable to the FDIC assessment. For the first quarter of 2015, the FICO assessment rate is 0.60 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $440,000 during the year ended December 31, 2014. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.
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
Under the Dodd-Frank Act, the assessment base for deposit insurance premiums was changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity, affecting assessments for the last two quarters of 2011, as well as future assessments. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates have been lower for the Bank as a result of these changes, which were first reflected in invoices due September 30, 2011. The FDIC rule to implement the revised assessment requirements includes rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff has projected that the new rate schedules will be approximately revenue neutral.
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
In addition to the risk-based capital guidelines, the Bank is subject to a Tier 1 leverage capital ratio which requires a minimum level of Tier 1 capital to adjusted average assets of 3% in the case of financial institutions that have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other institutions are expected to maintain a ratio of at least 1% to 2% above the stated minimum. Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans, to which they are exposed.
See Footnote 16 to the Consolidated Financial Statements, which shows that, at December 31, 2014, the capital of the Bank exceeded all regulatory capital requirements. At December 31, 2014, the Bank was categorized as “well capitalized.”
The Dodd-Frank Act required the Federal Reserve to set minimum capital levels for bank holding companies that would be as stringent as those required for insured depository subsidiaries. Bank holding companies with less than $500 million in assets were made exempt from these capital requirements. The legislation also established a floor for capital of insured depository institutions and directed the federal banking regulators to implement new leverage and capital requirements that would take into account off-balance sheet activities and risks, including risks related to securitized products and derivatives.
As a result of these mandates, on July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. These new risk-based capital and leverage ratios will be phased in from 2015 to 2019. Effective in December 2014, however, Congress passed a law increasing the $500 million threshold so that, in general, bank holding companies and savings and loan holding companies with less than $1 billion in total consolidated assets will not be subject to the new regulatory capital requirements (but these requirements will apply to their depository institution subsidiaries). Legislation proposed by the Federal Reserve is pending to implement this law. See “New Capital Rules” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effect of Current Events.
The Corporation is evaluating the impact of the pending changes in the capital requirements, but believes that based on current capital composition and levels, the Bank would be in compliance with the requirements if they were presently in effect.
PROMPT CORRECTIVE REGULATORY ACTION
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2014, the Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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
LOANS TO ONE BORROWER
Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2014, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.
MORTGAGE REFORM AND ANTI-PREDATORY LENDING
Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain prepayment penalties and require creditors offering a consumer a mortgage loan with prepayment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.
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
FINANCIAL SYSTEM REFORM - THE DODD-FRANK ACT AND THE CFPB
The Dodd-Frank Act, which became law in 2010, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act included provisions affecting large and small financial institutions alike, including several provisions that have profoundly affected how community banks, thrifts, and small bank and thrift holding companies, such as the Corporation, are regulated. Among other things, these provisions abolished the Office of Thrift Supervision (the “OTS”) and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, imposed new capital requirements on bank and thrift holding companies, and imposed limits on debit card interchange fees charged by large banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay, and will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.
The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including minimum standards for the origination of residential mortgages. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Corporation’s management is assessing the impact of these requirements on its mortgage lending business.
The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act and the CFPB, is unpredictable at this time. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Corporation in particular, remains uncertain.
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
FEDERAL SECURITIES LAW
The shares of common stock of the Holding Company have been registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act (the “1934 Act”). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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
Under the Dodd-Frank Act, beginning in 2013, the Holding Company was required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments made in connection with mergers or acquisitions. The first such “say-on-pay” vote was held at the Holding Company’s annual meeting in April 2013, and the shareholders voted in favor of the compensation. This vote, and all others like it, will be non-binding and advisory. Also beginning in 2013, the Holding Company was required to permit its shareholders to determine on an advisory basis at least once every six years whether such say-on-pay votes should be held every one, two, or three years. At the annual meeting held in April 2013, the shareholders followed the recommendation of the Board of Directors and voted in favor of holding future say-on-pay advisory votes on an annual basis. Accordingly, the shareholders held a say-on-pay advisory vote in 2014 and will vote on say-on-pay each year until the next advisory vote on the frequency of say-on-pay votes, which is required to occur no later than the 2019 annual meeting of shareholders.
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
Among other things, the Sarbanes-Oxley Act created the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.
The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the Corporation’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the Corporation’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management. As a small reporting company, the Corporation is not subject to the additional obligation to have an auditor attestation to the effectiveness of its controls included in its annual report.
Although the Corporation will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Corporation’s results of operations or financial condition.
COMMUNITY REINVESTMENT ACT MATTERS
Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 (“CRA”) be disclosed. The disclosure includes both a four-unit descriptive rating (specifically, outstanding, satisfactory, needs to improve, and substantial noncompliance) and a written evaluation of an institution’s performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.
USA PATRIOT ACT OF 2001
In 2001, the USA PATRIOT Act of 2001 (the “PATRIOT Act”) became law. The PATRIOT Act, among other things, strengthens the ability of U.S. law enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures to address the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress made permanent all but two of the provisions that had been set to expire and provided that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, expire in June 2015. These provisions have not materially affected our operations.
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

TAXATION
FEDERAL TAXATION
For federal income tax purposes, the Corporation has been reporting its income and expenses on the accrual method of accounting. The Holding Company and the Bank file a consolidated federal income tax return for each fiscal year ending December 31. The Corporation’s federal income tax returns have not been audited in recent years.
STATE TAXATION
The Corporation is subject to Indiana’s Financial Institutions Tax (“IFIT”), which is imposed at a flat rate of 8.5% on apportioned “adjusted gross income.” “Adjusted gross income,” for purposes of IFIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Corporation’s state income tax returns have not been audited in recent years.
The Corporation is subject to Kentucky’s Bank Franchise Tax (“KBFT”), which is imposed at a flat rate of 1.1% on apportioned “net capital.” For purposes of the KBFT, “net capital” is determined by (1) adding together the Corporation’s paid-in capital stock, surplus, undivided profits, capital reserves, net unrealized gains or losses on certain securities, and cumulative foreign currency translation adjustments and (2) deducting from the total an amount equal to the same percentage of the total as the book value of U.S. obligations and Kentucky obligations bears to the book value of the total assets of the Corporation. “Kentucky obligations” are all obligations of the state, counties, municipalities, taxing districts, and school districts that are exempt from taxation under Kentucky law. Other applicable state taxes include generally applicable sales and use taxes as well as Kentucky bank deposit and local deposit taxes which are generally imposed on the Corporation with respect to the deposits of Kentucky resident individuals at rates of .001% and .025%, respectively.
ITEM 1A.  RISK FACTORS
Not applicable for Smaller Reporting Companies.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.  PROPERTIES
The following table provides certain information with respect to the Bank’s offices as of December 31, 2014.
Description and Address	Owned or Leased	Year Opened	Total Deposits (in thousands)	Net Book Value of Property, Furniture & Fixtures (in thousands)	Approximate Square Footage
Locations in Madison, Indiana
Downtown Office:
233 East Main Street	Owned	1952	$66,742	$278	9,110
Drive-Through Branch:
401 East Main Street	Owned	1984	-	203	420
Hilltop Location:
430 Clifty Drive	Owned	1983	159,811	2,233	18,696
Wal-Mart Banking Center:
567 Ivy Tech Drive	Leased	1995	7,437	56	517

Location in Charlestown, Indiana
1025 Highway 62	Leased/Land	2002	7,521	448	1,500

Location in Dupont, Indiana
10525 N West Front Street	Owned	1910	8,316	133	2,332

Location in Floyds Knobs, Indiana
3660 Paoli Pike	Leased	2008	12,127	266	3,000

Location in Hanover, Indiana
10 Medical Plaza Drive	Owned	1995	14,132	316	1,344

Location in Jeffersonville, Indiana
1475 Veterans Parkway, Suite 105	Leased	2014	111	516	2,603

Location in New Albany, Indiana
2675 Charlestown Road	Owned	2010	26,197	496	6,000

Location in North Vernon, Indiana
Branch: 220 N State Street	Leased	2003	42,003	49	3,168
Operations Building:
216 N State Street	Leased	2007	-	4	7,560

Location in Osgood, Indiana
820 S Buckeye Street	Owned	1993	5,685	446	1,344

Location in Sellersburg, Indiana
Highway 311	Owned	2005	22,350	2,258	13,000

Location in Seymour, Indiana
1725 E Tipton Street	Owned	2009	20,679	1,412	9,244

Location in Carrollton, Kentucky
1501 Highland Avenue	Leased	2003	3,972	166	1,656

In addition to the assets owned by the Bank, Madison 1st Service Corporation, a subsidiary of the Bank, owns two pieces of land, one in Madison, Indiana and the second in Charlestown, Indiana, both held for future expansion of the Corporation. Total book value of this land at December 31, 2014 was $427,000.
The Bank owns computer and data processing equipment which is used for transaction processing, loan origination, and accounting. The net book value of electronic data processing equipment owned by the Bank was approximately $612,000 at December 31, 2014.
The Bank operates 16 automated teller machines (“ATMs”), one at each office location, except for Dupont and 233 East Main St. (the main office has two), one at Hanover College, in Hanover, Indiana, and one in the Big Lots parking lot in Madison. The Bank’s ATMs participate in the Passport® network. The Bank also operates an interactive teller machine (“ITM”) at its location in Jeffersonville, Indiana.
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
Name	Position with the Holding Company	Position with the Bank
Matthew P. Forrester	President and Chief Executive Officer	President and Chief Executive Officer
Lonnie D. Collins	Secretary	Secretary
Vickie L. Grimes	Treasurer	Vice President – Finance
Anthony D. Brandon		Executive Vice President
Jennifer J. Darnold		Sr. Vice President – Retail Banking
Mark A. Goley		Vice President – Lending
Robert E. Kleehamer		Sr. Vice President – Business Development
John Muessel		Vice President – Trust Officer

Matthew P. Forrester (age 58) has served as the Bank’s and Holding Company’s President and Chief Executive Officer since October 1999. Prior to that, Mr. Forrester served as Senior Vice President, Treasurer and Chief Financial Officer of Home Loan Bank and its holding company, Home Bancorp, in Fort Wayne, Indiana. Prior to joining Home Loan Bank, Mr. Forrester was an examiner with the Indiana Department of Financial Institutions. Mr. Forrester also serves as a Director of the Federal Home Loan Bank of Indianapolis.
Lonnie D. Collins (age 66) has served as assistant or recording Secretary of the Bank since approximately 1982, as Secretary of the Bank since September 1994 and as Secretary of the Holding Company since 1996. Mr. Collins has also practiced law since October 1975 and served as the Bank’s outside counsel from 1980 until his retirement in 2013. Effective April 2012, he became a director of the Bank and the Holding Company.
Vickie L. Grimes (age 59) has served as Vice President – Finance of the Bank and Treasurer of the Holding Company since May of 2007. Prior to that she was Controller for the Bank from September of 2006 until May of 2007. She also served as the Bank’s Internal Auditor from 2003 to September 2006, and as an accountant with the Bank from 2000 to 2003. Prior to that, she served as the Accounting Manager for a financial institution in Pueblo, Colorado.
Anthony D. Brandon (age 43) has served as Executive Vice President of the Bank since July 2005. Prior to that, starting in September 2001, he served as Vice President of Loan Administration of the Bank. Before joining the Bank, he served as President of the Indiana operations of Republic Bank & Trust Company, a Kentucky chartered bank and trust company.
Jennifer J. Darnold (age 40) has served as the Senior Vice President – Retail Banking since April 2014, and prior to that, starting in April 2011, was the Vice President – Retail Banking. Before joining the Bank, she served in several capacities in compliance, marketing and human resources at Friendship State Bank in Indiana from December 1996 to April 2011, serving as the Human Resources Manager at the time of her departure.
Mark A. Goley (age 59) has served as Vice President – Lending of the Bank since 1997. From 1989 to 1997, he served as Senior Loan Officer for Citizens National Bank of Madison, in Indiana.
Robert E. Kleehamer (age 72) has served as Senior Vice President – Business Development of the Bank since October 2009, and served as the Vice President – Business Development from June 2008 to October 2009. Prior to joining the Bank, he was Area President for First Harrison Bank, Corydon, Indiana, and President and organizing director of Hometown National Bank, a de novo bank opened in New Albany, Indiana, in March of 1997, later sold to First Harrison Bank.
John Muessel (age 62) has served as Vice President – Trust Officer of the Bank since April of 2002. Prior to joining the Bank, he served as a Trust Officer of National City Bank of Indiana.

PART II
ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
There were 2,513,696 common shares of River Valley Bancorp outstanding at February 20, 2015, held of record by approximately 278 shareholders. The number of shareholders of record of our comon stock does not reflect the number of persons or entities who may hold stock in nominee or “street name.” Since December 1996, the Corporation’s common shares have been listed on The NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) (“NASDAQ”), under the symbol “RIVR.” On December 26, 2003, the common shares of River Valley underwent a 2-for-1 stock split in order to create a more liquid market for the stock.
Presented below are the high and low sale prices for the Holding Company’s common shares, as well as cash distributions paid thereon, since January 2013. Such sales prices do not include retail financial markups, markdowns or commissions. Information relating to sales prices has been obtained from NASDAQ.
Quarter Ended	High	Low	Cash Distributions
2014
December 31	$21.91	$20.80	$0.23
September 30	22.49	20.97	0.23
June 30	27.00	22.07	0.23
March 31	28.48	25.27	0.21
2013
December 31	$29.98	$23.90	$0.42
September 30	24.60	21.01	0.21
June 30	24.06	21.00	0.21
March 31	24.49	17.15	0.21

The high and low sale prices for the Holding Company’s common shares between December 31, 2014 and February 20, 2015, were $21.50 and $19.70, respectively.
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
In November 2009, the Corporation issued 5,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. For so long as any of those preferred shares remained outstanding, no dividend or distribution could be declared or paid on the Corporation’s common stock until all accrued and unpaid dividends on the preferred shares had been first paid in full. Effective as of December 15, 2014, the Corporation redeemed all 5,000 preferred shares, so these dividend and distribution restrictions are no longer applicable.

Equity Compensation Plans
The “Equity Compensation Plan Information” contained in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities
There were no shares repurchased during the three-month period ended December 31, 2014. The Corporation does not currently have a plan or program to repurchase its shares.

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
Selected Consolidated Financial Information

	At December 31,
	2014	2013	2012	2011	2010
Selected consolidated financial condition data:	(In thousands)
Total amount of:
Assets	$509,475	$482,837	$472,855	$406,643	$386,609
Loans receivable - net	331,995	316,228	305,518	253,096	265,448
Cash and cash equivalents	13,264	10,244	19,152	18,714	16,788
Investment securities	128,885	119,887	113,770	104,689	75,231
Deposits	397,083	395,015	384,255	305,226	286,337
FHLB advances and other borrowings	54,872	49,717	49,717	65,217	65,217
Stockholders’ equity	52,742	34,464	35,587	32,957	31,468

	Year Ended December 31,
	2014	2013	2012	2011	2010
Summary of consolidated income data:	(In thousands, except share data)
Total interest income	$19,672	$19,621	$17,510	$17,712	$18,634
Total interest expense	3,438	4,166	5,000	5,823	7,301
Net interest income	16,234	15,455	12,510	11,889	11,333
Provision for losses on loans	446	932	1,382	2,771	2,645
Net interest income after provision for losses on loans	15,788	14,523	11,128	9,118	8,688
Other income	4,223	4,431	5,769	3,008	3,902
General, administrative and other expense	13,779	13,056	12,026	10,251	9,718

Income before income tax expense	6,232	5,898	4,871	1,875	2,872
Income tax expense	1,444	1,458	859	103	552
Net income	4,788	4,440	4,012	1,772	2,320

Preferred stock dividends	362	362	362	362	363
Net income available to common shareholders	$4,426	$4,078	$3,650	$1,410	$1,957

Basic earnings per share	$2.21	$2.67	$2.40	$0.93	$1.30
Diluted earnings per share	$2.20	$2.66	$2.40	$0.93	$1.29

	Year Ended December 31,
	2014	2013	2012	2011	2010
Selected financial ratios and other data:	(In thousands)
Interest rate spread during period	3.34%	3.27%	3.00%	3.02%	2.83%
Net yield on interest-earning assets (1)	3.47	3.41	3.17	3.19	3.05
Return on assets (2)	.96	0.92	0.96	0.45	0.59
Return on equity (3)	10.30	12.69	11.72	5.41	7.23
Equity to assets (4)	10.35	7.14	7.53	8.10	8.14
Average interest-earning assets to average interest-bearing liabilities	117.81	114.14	113.16	111.21	111.13
Non-performing assets to total assets (4)	2.77	3.22	3.45	4.74	4.53
Allowance for loan losses to total loans outstanding (4)	1.19	1.41	1.15	1.56	1.41
Allowance for loan losses to non-performing loans (4) (6)	37.18	39.17	32.85	40.59	36.66
Net charge-offs to average total loans outstanding	0.29	(0.01)	0.69	0.98	0.53
General, administrative and other expense to average assets (5)	2.77	2.71	2.87	2.59	2.47
Dividend payout ratio	40.91	39.47	35.00	90.32	65.12
Number of full service offices (4)	14	13	12	9	9

____________________________
(1)	Net interest income divided by average interest-earning assets.
(2)	Net income divided by average total assets.
(3)	Net income divided by average total equity.
(4)	At end of period.
(5)	General, administrative and other expense divided by average total assets.
(6)	Performing troubled debt restructured loans have been excluded from non-performing loans.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
General
As discussed previously, the Holding Company was incorporated for the primary purpose of owning all of the outstanding shares of River Valley Financial. As a result, the discussion that follows focuses on River Valley Financial’s financial condition and results of operations for the periods presented. The following discussion and analysis of the financial condition as of December 31, 2014, and results of operations for periods prior to that date, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.
In addition to the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation, its directors or its officers, primarily with respect to future events and the future financial performance of the Corporation. Readers are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties. The Corporation’s operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include, but are not limited to, changes in the economy and interest rates in the nation and River Valley Financial’s general market area; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and government intervention in the financial services industry. The forward-looking statements contained herein include those with respect to the effect future changes in interest rates may have on financial condition and results of operations, and management’s opinion as to the effect on the Corporation’s consolidated financial position and results of operations of recent accounting pronouncements not yet in effect.
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
Impact of Recent and Future Legislation. During the last six years, the U.S. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 - Regulation and Supervision - Financial System Reform - The Dodd-Frank Act and the CFPB, for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations of the CFPB promulgated thereunder to assess the probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Corporation in particular, continues to be uncertain.

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Holding Company and the Bank. The FDIC and the OCC subsequently approved these final rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The final rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. In general, bank holding companies and savings and loan holding companies with less than $1 billion in total consolidated assets will not be subject to the new regulatory capital requirements described above (but these requirements will apply to their depository institution subsidiaries), due to action by the U.S. Congress taken in December 2014. Legislation proposed by the Federal Reserve is currently pending to implement the Congressional action.
The new minimum capital level requirements applicable to the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.
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
Critical Accounting Policies
Note 1 to the Consolidated Financial Statements contains a summary of the Corporation’s significant accounting policies for the year ended December 31, 2014. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights. Following the 2012 acquisition of Dupont State Bank, the treatment of acquired impaired loans is also important.
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
The Corporation’s primary market area for lending has been comprised of Clark, Floyd and Jefferson Counties in southeastern Indiana and portions of northeastern Kentucky adjacent to that market. With the 2012 acquisition of Dupont State Bank, and the 2013 acquisition of the Osgood, Indiana branch, the Corporation’s market area now includes Jackson, Jennings and Ripley Counties in Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Corporation’s customers.
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
If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the year ended December 31, 2014.
Valuation of Mortgage Servicing Rights
The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of December 31, 2014, mortgage servicing rights had a carrying value of $587,000.

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

Discussion of Changes in Financial Condition from December 31, 2013 to December 31, 2014
General. At December 31, 2014, the Corporation’s consolidated assets totaled $509.5 million, an increase of $26.7 million, or 5.5%, from the December 31, 2013 total. The Corporation’s consolidated liabilities increased by a lesser amount, $8.3 million, from $448.4 million at December 31, 2013 to $456.7 million at December 31, 2014. The increase in total assets was primarily the result of strong loan growth during the period and the placement of the cash proceeds from the 2014 stock offering, primarily into available-for-sale investments. Stockholders’ equity of the Corporation grew from $34.5 million as of December 31, 2013 to $52.7 million at the same point in 2014, a net gain of $18.2 million, or 52.8%, a result of the same stock offering, strong net income, and positive changes in the unrealized market gain on available-for-sale investments.
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
On December 15, 2014, the Corporation used a portion of the net proceeds from the offering to redeem all 5,000 of its issued and outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The remaining proceeds of the July offering were placed in available-for-sale investments, and will ultimately be used to support future growth, which may include organic growth in existing markets and opportunistic acquisitions of all or part of other financial institutions.
Liquidity. Liquidity for the Corporation increased slightly, with the balances in cash and cash equivalents at $13.3 million as of December 31, 2014, as compared to balances of $10.2 million as of December 31, 2013. During the twelve-month period, the Corporation utilized available-for-sale investments, primarily federal agency investments, to augment liquidity and placed excess funds as discussed above.  Agency investments are held at the Bank level, primarily for liquidity purposes. As of December 31, 2014, the Corporation held $31.6 million in such investments.
Investment Portfolio. Aided by a swing in market value, the Corporation’s available-for-sale securities portfolio increased $9.0 million, or 7.5%, from $119.9 million at December 31, 2013 to $128.9 million as of December 31, 2014. The unrealized loss on the Corporation’s investment portfolio of $2.9 million at December 31, 2013 rebounded to a $1.1 million unrealized gain at the same point in 2014, a change of $4.0 million, period to period. Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities increased over the period by $9.9 million, or 23.7%, from $41.8 million at December 31, 2013 to $51.7 million at the same point a year later. State and municipal investments increased by $5.1 million, representing a percentage increase period to period of 13.7%, from $37.1 million at December 31 2013 to $42.2 million at December 31, 2014, and rounding out the overall increase in investment levels, period to period. Corporate investments decreased slightly, by $429,000, during the twelve-month period, while agency investments, as mentioned above, decreased a total of $5.6 million, from

$37.2 million at December 31, 2013 to $31.6 million at December 31, 2014. Investments reported in the financial statements of the Corporation are held both at the Bank level and at the Bank’s Nevada subsidiaries, and all are available for sale. Investments held at the Nevada level are for investment purposes and tend to be longer term, higher yielding investments.
The Corporation evaluates all investments for other-than-temporary impairment quarterly. The twelve-month period ended December 31, 2014 brought the usual scrutiny of the Corporation’s investments and in particular of asset quality and changes in the fair values of the individual investments. The change in the national investments market had a marked effect on the market value of the Corporation’s investment portfolio, with the net unrealized loss at December 31, 2013 of $2.9 million replaced by a net unrealized gain of $1.1 million at December 31, 2014, an overall swing of approximately $4.0 million, year to year. The Corporation’s securities are valued at fair value by a pricing service whose prices can be corroborated by recent security trading activities. Credit quality of all investments is reviewed at purchase and periodically thereafter, with municipal investments, in particular, reviewed on an annual rolling basis. The Corporation’s portfolio is comprised of the following types of investments.
Agency investments, which includes AAA-rated Federal Home Loan Mortgage Corp. (FHLMC), Federal National Mortgage Association (FNMA) and Federal Home Loan Bank (FHLB) investments, at an average tax equivalent yield of 1.70%, were at a net unrealized loss position of $272,000 at December 31, 2014. Agency investments of $8.8 million were at an unrealized loss position for 12 consecutive months or more. Because the Corporation expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2014. The total carrying value of $31.6 million represents 24.5% of the total investment portfolio. Agency investments are primarily held at the Bank level, for liquidity purposes.
Collateralized mortgage obligations, which includes governmentally guaranteed FNMA, FHLMC, and Government National Mortgage Association (GNMA) REMICs, at an average tax equivalent yield of 2.27%, were at a net unrealized loss position of $138,000 at December 31, 2014. Collateralized mortgage obligation investments of $10.7 million were at an unrealized loss position for 12 consecutive months or more. Because the Corporation expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2014. The total carrying value of $31.5 million represents 24.4% of the total investment portfolio. Collateralized mortgage obligations are primarily held for investment purposes at the Corporation’s Nevada investment subsidiary.
Government-sponsored enterprise (GSE) residential mortgage-backed securities, which includes governmentally guaranteed FNMA, GNMA, and FHLMC Gold pools, at an average tax equivalent yield of 2.65%, were at a net unrealized gain position of $346,000 at December 31, 2014. No mortgage-backed investments were at an unrealized loss position for 12 consecutive months or more. The total carrying value of $20.2 million represents 15.7% of the total investment portfolio. GSE mortgage-backed securities held by the Corporation are primarily held for investment purposes at the Corporation’s Nevada investment subsidiary.
Municipal securities from a variety of sources, with an average tax equivalent yield of 5.07%, were at a net unrealized gain position of $1.5 million at December 31, 2014. The portfolio is comprised of both general obligation (GO) bonds and revenue bonds. Municipal investments totaling $2.7 million were at an unrealized loss position for 12 consecutive months or more. Because the Corporation expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2014. The total carrying value of $42.2 million represents 32.7% of the total investment portfolio. The Corporation reviews the credit quality of its municipal investments on an ongoing basis. Municipal investments held by the Corporation are primarily held for investment purposes, also at the Corporation’s Nevada investment subsidiary.
Corporate investments, comprised of three “Baa1” or higher rated corporate bonds (Moody’s rated), and two inactively traded trust preferred issues, were at a combined net unrealized loss position of $314,000 at December 31, 2014. Of the three remaining corporate stocks, two were at a slight gain position and the third at a slight loss position at December 31, 2014. Because the Corporation expects full repayment of these investments, does not intend to sell the investments prior to maturity, and because it is not “more likely than not” that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider these investments to be other-than-temporarily impaired at December 31, 2014. Both issues of trust preferred securities represent some potential risk to the Corporation simply by virtue of their attributes.

One of the trust preferred investments, the ALESCO 9A A2A, has been at a continuous loss for 12 consecutive months or more and closed out the twelve-month period at a loss of $313,000 and a market value of $598,000.  The second trust preferred investment, PRETSL XXVII Ltd, was at a gain position for most of 2014, closing at a slight loss of $1,000 at December 31, 2014. These are discussed individually below.
The ALESCO 9A class A2A (ALESCO 9A) investment and the Preferred Term Security XXVII, LTD class A-1 (PRETSL XXVII) investment are both thinly traded. Both issues are backed by financial institutions and insurance companies, and the current pricing reflects inactivity in the markets for trust preferred issues. As the national economy languished, some of the underlying financial institutions defaulted on, or deferred, interest payments. Some curing of these defaults has occurred as conditions improved. While these defaults/deferrals may negatively affect the lower tranches of the issues, the Bank holds the top tranche of PRETSL XXVII and the second highest tranche of ALESCO 9A. Management believes that the collateralization levels on these issues are still more than adequate for the Bank to be protected. Both cash flow and other analysis, performed by independent third party analysts and reviewed by management, indicate that it is more than likely that these investments will continue to maturity, and are thus only temporarily impaired. Cash flow analysis indicates that full payment of the tranches held by the Bank is expected by maturity, if not before.
In November 2007, the Corporation purchased $1.0 million face value of ALESCO 9A trust preferred stock at a price of $88.81 ($888,100). At December 31, 2014, this investment was priced by a third party pricing service and was carried on the Corporation’s books at a market value of $597,000 and at an amortized cost on that date of $910,000. The net unrealized loss on this investment at December 31, 2014 was $313,000. These figures as of December 31, 2013 were: market value of $520,000, amortized cost of $907,000, and net unrealized loss of $387,000, indicating improvement period to period. The 2014 levels were all improvements over 2013, indicating a trend of improvement in the investment. The Corporation has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, A2A, the projected cash flows as of December 31, 2014, which indicate that the Corporation will receive all contractual payments on or before maturity, and the current collateral position of the tranche, 138.8%, which while below the trigger collateralization of 146.20%, still reflects sufficient coverage for the tranche. The interest coverage ratio is 561.6%, on a trigger amount of 125.00%, indicating strong coverage for interest payments to the “A” tranche. Because the Corporation does not intend to sell this investment and because it is not “more likely than not” that the Corporation will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2014.
In February 2008, the Corporation purchased $1.0 million face value of PRETSL XXVII trust preferred stock at a price of $90.00 ($900,000). At December 31, 2014, this investment was priced by a third party pricing service and was carried on the Corporation’s books at a market value of $724,000 and at an amortized cost on that date of $725,000. The net unrealized loss on this investment at December 31, 2014 was $1,000. These figures as of December 31, 2013 were: market value of $749,000, amortized cost of $755,000, and net unrealized loss of $6,000, indicating improvement period to period. For three quarters during 2014 this investment was at a gain position and only decreased to a slight loss position during the fourth quarter. The investment has received quarterly pay down of principal for the entire period the Corporation has held the investment. The Corporation has reviewed the pricing analytics reports for this investment and has determined that the decline in the market price of this investment is temporary and indicates thin trading activity, rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, A-1, the current collateral position of the tranche, 174.7%, and the projected cash flows as of December 31, 2014, which indicate that the Corporation will receive all contractual payments on or before maturity. Because the Corporation does not intend to sell this investment and because it is not “more likely than not” that the Corporation will be required to sell this investment before recovery of its amortized cost basis, which may be maturity, the Corporation does not consider this investment to be other-than-temporarily impaired at December 31, 2014.
Loan Portfolio. For the twelve-month period ended December 31, 2014, net loans, excluding loans held for sale, increased from $316.2 million at December 31, 2013 to $332.0 million at December 31, 2014, an increase of $15.8 million or 5.0%. This increase was a result of strong loan origination primarily during the fourth quarter of 2014.
Real estate owned as a result of foreclosure at December 31, 2014 totaled $983,000 as compared to $155,000 at the same point in 2013, an increase of $828,000 period to period. Foreclosure activity initiated in prior years was completed, as $2.1 million of real estate collateral for non-performing loans transferred to real estate owned and held for sale (REO), up from $915,000 the year before. The increase in real estate transferred, year over year, was the result of multiple properties. Of the real estate transferred, $524,000 was acquired from Dupont State Bank, including $240,000 for a commercial property in Bloomington, Indiana, nine single-family rental properties in North Vernon,

Indiana, and two owner-occupied single family residences, also in North Vernon.  Including the eleven single family properties acquired from Dupont State Bank, a total of 23 single family residential properties, with an average value of $65,000 were transferred from the loan portfolio into REO. The remaining properties transferred were two commercial properties, one in Carrollton, Kentucky and the other in Madison, Indiana, and a small construction loan.  The Corporation closely monitors the values of these properties, and additional charge downs were taken as necessary based on current fair value information such as appraisal data and pending sales offers. Losses on the disposal of real estate held for sale for the twelve-month period ending December 31, 2014 was $203,000, of which $99,000 represented the write-down on a large single family property.  This compares to losses on real estate held for sale for the year ended December 31, 2013 of $425,000, due primarily to a single $310,000 write-down on a piece of development property.
Sales of loans into the secondary market declined dramatically in 2014, as refinance activity slowed. Proceeds from sales for 2014 of $11.1 million were markedly lower than those for 2013, at $23.3 million, and for 2012, at $33.4 million. Sales into the secondary market are an important source of noninterest income for the Corporation.
The Corporation’s consolidated allowance for loan losses totaled $4.0 million at December 31, 2014. This  compares to $4.5 million at December 31, 2013. Provision expense decreased 52.1% year-to-year, $446,000 for 2014 as compared to $932,000 for 2013. Stabilized delinquency, minimal growth in the loan portfolio, improvement in the local economies served by the Bank, and improved credit quality in the loan portfolio as a whole contributed to the decreases in the expense and levels of the allowance for loan losses. Certain problem loans carried through the lengthy foreclosure process were resolved.  Charge-offs net of recoveries for the year ended December 31, 2014 were $951,000 as compared to a net recovery for the year ended December 31, 2013 of $14,000.  Of the $951,000 net for 2014, $622,000 related to loans purchased with credit impairment in 2012, including one loan for a multi-family property responsible for $517,000 of that total. The loss of $517,000 was in excess of the impairment adjustment taken at acquisition, and was primarily due to the discovery of title insurance errors made at the time of loan origination. The title insurance company responsible for the error subsequently filed bankruptcy, leaving the Bank with no means of recovery. Counter to the charge-off totals were multiple recoveries of previously charged-off amounts, including a single recovery of $225,000 relating to charge-offs from 2009 and 2010 for properties located in Harrison County, Indiana.
The allowance for loan losses represented 1.19% of total loans as of December 31, 2014 as compared to 1.41% as of December 31, 2013. Reserves established since acquisition for loans acquired with deteriorated credit quality in the acquisition of Dupont State Bank represent $190,000, or 4.7% of the total allowance, as compared to $264,000 at December 31, 2013. In compliance with accounting standards for acquired loans, no loan loss allowance was carried forward in the acquisition of Dupont State Bank. However, fair value adjustments recorded at the time of acquisition included a discount for the credit quality on the acquired loans. The Corporation reviews the credit quality of the acquired loan portfolio quarterly. Deterioration beyond what was identified at acquisition is reserved through a charge to the allowance, as indicated above.
Delinquent loans 30 or more days past due as of December 31, 2014 were $6.6 million, up from the total of $5.6 million at December 31, 2013, primarily due to the addition of one large loan totaling $1.9 million which became past due during 2014 and is in the process of foreclosure. That loan is collateralized by 27 single family rental properties in Louisville, Kentucky. This loan has been individually evaluated for impairment and estimated reserves have been recorded as considered appropriate. Delinquent loans as a percent of net loans at December 31, 2014 was 1.98%, up from the 1.78% at the same point in 2013, once again primarily due to one large $1.9 million loan mentioned previously.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) as of December 31, 2014 were $10.8 million, compared to $11.5 million at December 31, 2013. Non-performing loans as a percent of net loans were 3.24% and 3.64%, respectively, for those periods. Non-performing loans are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured. The total of non-performing loans and loans performing under a troubled debt restructuring agreement as of December 31, 2014 was $13.1 million, or 3.96% of net loans. This compares to $15.4 million and 4.87% of net loans at the same date in 2013.
Risk due to growth in these economically challenging times was mitigated by selective underwriting of the borrower and by increasing requirements for amount and type of collateral securing the debt. The Bank is conservative in its lending practices and does not originate the type of loans publicized as “sub-prime” and therefore does not anticipate delinquencies other than those normally associated with the economic trends of the Bank’s market areas. As of December 31, 2014, those trends had improved locally, regionally, and nationally, with unemployment rates lower in all service areas from the 2014 and 2013 rates.

Management believes the level of the allowance at December 31, 2014 to be adequate based upon historical experience, the volume and type of lending conducted by the Corporation and current delinquency levels. However, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.
Other Assets. In December 2014, the Corporation purchased an additional $2.0 million in bank-owned life insurance, as split dollar insurance plans for key employees. Split dollar insurance plans provide an investment vehicle for the Corporation and a benefit to the insured employees. The plan authorizes the Bank to purchase life insurance policies on the lives of certain Bank employees selected to participate in the Plan and to divide the policy death proceeds with the beneficiary designated by the employee participant. The split dollar arrangements terminate when employment ends.
On December 31, 2014, the Corporation sold two bank premises located in North Vernon, Indiana, and recorded a loss of $136,000.  Both buildings were acquired in the 2012 acquisition of Dupont State Bank.  The North Vernon branch location of River Valley Financial Bank, located at 220 State Street in North Vernon, will be leased for ten years, with an option to renew.  The Corporation also entered into a short-term lease for a portion of the administrative building sold and plans to vacate this building in 2015.
Other significant changes in the assets of the Corporation, 2013 to 2014, included a buy-back of Federal Home Loan of Indianapolis stock, totaling $799,000,  and a $2.3 million decrease in deferred tax assets primarily as a result of the previously mentioned increase in the unrealized gains on available-for-sale securities.
Deposits. Deposits totaled $397.1 million at December 31, 2014, an increase of $2.1 million, or 0.5%, from total deposits of $395.0 million at December 31, 2013.
The shift from certificates of deposit and interest-bearing demand deposits to noninterest-bearing accounts experienced during the last few years continued during 2014. The change in balances from December 31, 2013 to December 31, 2014 included noninterest-bearing deposit accounts, which increased $4.5 million, or 9.5%, from $47.5 million to $52.0 million; savings and interest-bearing demand deposit accounts, which increased $21.0 million, or 10.0%, from $210.5 million to $231.5 million; and certificate of deposit accounts, which decreased $23.4 million, or 17.1%, from $137.0 million to $113.6 million.
Borrowings. Amounts borrowed by the Corporation increased period to period from $49.7 million as of December 31, 2013 to $54.9 at December 31, 2014. Advances from the FHLB represent the largest portion of those balances at $42.5 million and $43.5 million at period end, respectively. During 2014, the Bank established a correspondent relationship with the Bankers Bank of Wisconsin, availing the Bank of a $5.0 million line of credit using fed funds. At December 31, 2014, the Bank had purchased funds from the Bankers Bank of Wisconsin totaling $4.2 million. The average cost of borrowings for the year ended December 31, 2014 was 3.17% (on an average balance of $46.4 million) as compared to 3.58% (on an average balance of $52.1 million) for 2013. The FHLB is the Corporation’s primary source of wholesale funding. Borrowing costs of $1.5 million for 2014 compared to $1.9 million for 2013.
Stockholders’ Equity. Stockholders’ equity totaled $52.7 million at December 31, 2014, an increase of $18.2 million, or 52.8%, from the $34.5 million at December 31, 2013. The increase was primarily due to the July 2014 stock offering which raised capital, net of expense, of $17.8 million, offset by the redemption of private preferred stock.  On December 15, 2014, the Corporation redeemed all 5,000 shares of outstanding preferred stock at a price of $1,000 per share. Earnings for the twelve months ending December 31, 2014 were $4.8 million, and dividends paid to common and preferred stockholders for the same period totaled $2.2 million. The net change in accumulated comprehensive income, a $2.6 million benefit period to period, also contributed to the change in stockholders’ equity. Share-based awards vested and exercised, totaling $335,000 for the twelve-month period ending December 31, 2014, also impacted stockholders’ equity for 2014. Dividends to common shareholders for 2014 were $0.90 per share.
The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At December 31, 2014, the Bank’s regulatory capital exceeded all applicable regulatory capital requirements.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013
General
River Valley’s net income for the year ended December 31, 2014, totaled $4.8 million, an increase of $348,000, or 7.8%, from net income of $4.4 million reported for the same period in 2013. The change in income period to period was primarily the result of decreased interest expense, both for deposits and borrowings, decreased provision expense for loan losses, and higher administrative expenses relative to branch growth.

Total interest income remained flat, period to period, with a net increase of $51,000, from $19.6 million for the twelve months ended December 31, 2013 to $19.7 million for the same period in 2014. Yields on interest-earning assets declined over the period, 4.21% for the twelve-month period ended December 31, 2014 as compared to 4.32% for the prior twelve months, reflecting the net impact of higher average yields on available-for-sale securities offset by decreases in yield on the much higher average balances in the loan portfolio, as both newly originated loans and re-pricing of existing loans were at lower than historical rates.
Compensating for the stagnant levels of  interest income was a significant decrease in interest expense, with interest expense for the twelve months ended December 31, 2014 of $3.4 million down $728,000, or 17.5%, from $4.2 million for the twelve-month period in 2013. Comparing the two periods, deposit and borrowing average costs of funds dropped from 1.05% for the twelve-month period ended December 31, 2013 to 0.87% for the same period for 2014. These changes benefited the Corporation during the year, with net interest income of $16.2 million as compared to $15.5 million at the same point in 2013, an increase of $779,000, or 5.0%. Provision expense declined year to year, to $446,000 for the twelve months ended December 31, 2014, as compared to $932,000 for the same period a year before.
Other significant factors affecting net income for the year ended December 31, 2014 included a decrease in income from the sale of loans into the secondary market, primarily to the Federal Home Loan Mortgage Corporation, accompanied by decreases in losses attributable to real estate held for sale as a result of foreclosure and increased gains on the sale of available-for-sale investments, offset by increases in salaries, benefits, and overhead costs, all associated with the acquisition of four branches.
Despite the increase in pre-tax income, income tax expense decreased, from $1.5 million for the year ended December 31, 2013 to $1.4 million for the same period ended December 31, 2014. The effective tax rate for 2013 of 24.7% decreased to 23.2% for 2014. Income from municipal investments held at the Corporation’s Nevada subsidiaries, tax exempt loans, and increases in the cash surrender value of Bank-owned life insurance continue to contribute to the effective tax rate as the percentage of non-taxable income to total income increased in 2014 as compared to 2013.
Net Interest Income
Total interest income for the year ended December 31, 2014, was $19.7 million, a slight increase of $51,000, or 0.3%, from the 2013 total of $19.6 million. The average balance of interest-earning assets outstanding year-to-year increased by $13.6 million, or 3.0%, as loan receivables and available-for-sale investment balances increased, primarily as a result the investment of stock offering proceeds and fourth quarter loan originations.
The average balance of loans receivable for the twelve-month period ended December 31, 2014 increased 5.0%, or $15.3 million, over the same period in 2013. Despite a decline in yields, 5.04% for the twelve months ended December 31, 2014 as compared to 5.35% for the same period in 2013, interest income from loans receivable was primarily flat period to period, at $16.3 million for the year ended December 31, 2014, as compared to  $16.5 million for the year ended December 31, 2013.
The average balance of investments increased $2.9 million, from $123.1 million for 2013 to $126.0 million for 2014.  Investment of stock offering proceeds late in the year averaged out sales of investments for liquidity throughout the year.  Interest income on investment securities increased slightly from $2.9 million for the year ended December 31, 2013 to $3.1 million for the same period in 2014.  Average yields for 2014 of 2.46% compared to 2.36% in 2013. As in 2013, the Corporation took advantage of gain positions on some investments, with gain on sale for 2013 of $211,000 compared to $451,000 for 2014. Investments held at the Bank level are held primarily for liquidity purposes, whereas longer termed asset-backed and municipal securities, used for investment purposes, are held at a Nevada subsidiary.
Interest-earning deposits held by the Corporation decreased year over year, with the average balance of those deposits being $12.4 million for 2014, as compared to $17.0 million for 2013. Income from interest-earning deposits was $41,000 for 2014 as compared to $36,000 for 2013.
For the year ended December 31, 2014, total interest expense was $3.4 million, a drop of $728,000, or 17.5%, from $4.2 million for the year ended December 31, 2013. Interest expense for the Corporation is comprised of interest on funds deposited with the Corporation and expense on borrowings by the Corporation.
The average balance of total deposits increased from $391.5 million at December 31, 2013 to $401.2 million at December 31, 2014, an increase of $9.7 million, or 2.5%. The average balance of interest-bearing deposits increased from $345.4 million at December 31, 2013 to $350.2 million at December 31, 2014, an increase of $4.8 million, or 1.4%. However, the effect of the increase in average balances was insignificant in the face of declines in rates paid on those deposits. The average cost of interest-bearing deposits dropped from 0.67% to 0.56%, 2013 to 2014, with total interest expense on deposits for the year ended December 31, 2014 at $2.0 million, down $335,000, or 14.6%, from $2.3 million for the year ended December 31, 2013.
Over the same period, the cost of borrowings decreased from 3.58% to 3.17%, and the amount of interest expense decreased by $393,000, or 21.1%, as borrowings repaid were replaced with lower rate, short-term borrowings. Total interest expense for borrowings for the year ended December 31, 2014 was $1.5 million, as compared to $1.9 million for the same period ended 2013. The average balance of borrowings for the twelve months ended December 31, 2014 was $46.4 million as compared to $52.1 million the year before. Borrowings of the Corporation are comprised primarily of advances from the FHLB, as discussed above.
In summary, during the year ending December 31, 2014, the cost of interest-bearing deposits and borrowings dropped to a greater extent than the yields on interest-earning assets. Net interest income for the year ended December 31, 2014 was $16.2 million, up $779,000, or 5.0%, from the $15.5 million for the same period ending December 31, 2013.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payment, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectibility of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $446,000 provision for losses on loans for the twelve months ended December 31, 2014, as compared to $932,000 for the same period in 2013. The Corporation is diligent in assessing the status of problem loans, including those in the lengthy process of foreclosure. Delinquencies in total stabilized and credit quality overall improved. Foreclosures pending during the last 12 to 18 months have been resolved, resulting in an increase in charge-offs and real estate held for sale due to foreclosure. The average delinquency rate for the fiscal year of 2014 was 2.77% as compared to 3.26% for fiscal years 2013 and 2012. This compares to highs of 4.60% in 2009 and 4.50% in 2010 and 2011.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status) plus troubled debt restructured loans as of December 31, 2014 were $13.1 million, compared to $15.4 million at December 31, 2013. Non-performing loans and troubled debt restructured loans as a percent of net loans were 3.96% and 4.87%, respectively, for those periods. Non-performing levels are primarily comprised of loans in the lengthy process of foreclosure or debt that has been restructured. Of total non-performing loans at December 31, 2014, approximately $2.4 million represent troubled debt restructured loans that are performing.
While management believes that the allowance for losses on loans is adequate at December 31, 2014, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income decreased by a slight $208,000, during the twelve months ended December 31, 2014 to $4.2 million, as compared to the $4.4 million reported for the same period in 2013. The change, year to year, was primarily a result of a sharp decrease in the gain on the sale of loans into the secondary market, offset by gains on the sale of investments and decreased losses on the disposal of real estate held for sale due to foreclosure.
Gain on sales of loans into the secondary market, primarily to Freddie Mac, decreased as refinancing activity slowed, yielding $357,000 for the twelve months ended December 31, 2014, as compared to $732,000 for the same twelve months in 2013. Sales into the secondary market are a significant source of noninterest income for the Corporation. During 2014, the Corporation took advantage of gain positions in the investment portfolio, recording net gains on sale of available-for-sale investments of $451,000 for the twelve-month period ending December 31, 2014 as compared to $211,000 for the same period in 2013. In addition, the Corporation experienced a decrease in net losses on other real estate owned, $203,000 for the twelve-month period ended December 31, 2014, as compared to $425,000 for the same period in 2013, an improvement of $222,000, and recorded a net loss of $136,000 on the sale of two of the Corporation’s facilities in North Vernon, Indiana.
Income such as service charge and fee income is dependent upon consumer practices and somewhat upon regulatory pressures to reduce such fees. Unlike interest income, “Other Income” is not always readily predictable and is subject to variations depending on outside influences, including regulatory changes.

Other Expenses
Total other expenses increased $723,000, or 5.5%, from December 31, 2013 to December 31, 2014. Increases were limited to a few financial statement lines. The most significant financial statement changes, both increases and decreases, are as follows.
Salaries and employee benefits increased 6.8% period to period, from $7.0 million for the twelve months ended December 31, 2013 to $7.4 million for the same period in 2014. This reflects the addition of professional and branch personnel and increases in benefits, including health insurance increases.
Professional fees increased from $392,000 for the twelve-month period ended December 31, 2013 to $489,000 for the same period in 2014 primarily due to the Corporation’s activity in forming a captive insurance company. Income from the captive insurance company was immaterial to financial reporting for the fiscal year ended December 31, 2014.
Other administrative costs, including business services, office supply costs, data processing fees, and net occupancy and equipment, increased for the twelve months ended December 31, 2014 as compared to the same period in 2013, reflecting the addition of branches over the last two years.
Income Taxes
Tax expense of $1.4 million was recorded for the twelve-month period ended December 31, 2014, as compared to $1.5 million for the comparable period in 2013. For the 2014 period, the Corporation had pre-tax income of $6.2 million, as compared to $5.9 million for the 2013 period. Originations of tax exempt loans, in late 2013 and early 2014, benefited the Corporation’s effective tax rate.  The effective tax rate was 23.2% for the twelve-month period ended December 31, 2014, as compared to 24.7% for the same period in 2013. The tax calculations for both periods include the benefit of tax-exempt income from municipal investments, tax exempt loans and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

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
	Year Ended December 31,
	2014			2013			2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Assets	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$12,388	$41	0.33%	$16,955	$36	0.21%	$15,152	$35	0.23%
Other securities (1)	75,827	1,944	2.56	80,336	1,979	2.46	74,088	1,877	2.53
Mortgage-backed securities (1)	50,155	1,149	2.29	42,760	926	2.17	36,130	922	2.55
Loans receivable (2)	324,370	16,345	5.04	309,045	16,519	5.35	265,571	14,544	5.48
FHLB stock	4,529	193	4.26	4,595	161	3.50	4,288	132	3.08
Total interest-earning assets	467,269	19,672	4.21	453,691	19,621	4.32	395,229	17,510	4.43
Noninterest earning assets, net of allowance for loan losses	29,589			28,220			24,193
Total assets	$496,858			$481,911			$419,422
Liabilities/stockholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$124,695	$562	0.45%	$106,140	$453	0.43%	$83,489	$444	0.53%
Savings deposits	100,256	130	0.13	97,601	181	0.19	80,287	288	0.36
Certificates of deposit	125,249	1,275	1.02	141,617	1,668	1.18	122,316	1,947	1.59
FHLB advances and other borrowings	46,434	1,471	3.17	52,134	1,864	3.58	63,175	2,321	3.67
Total interest-bearing liabilities	396,634	3,438	0.87	397,492	4,166	1.05	349,267	5,000	1.43
Other liabilities	53,727			49,421			35,910
Total liabilities (3)	450,361			446,913			385,177
Total equity	46,497			34,998			34,245
Total liabilities and equity	$496,858			$481,911			$419,422
Net interest-earning assets	$70,635			$56,199			$45,962
Net interest income		$16,234			$15,455			$12,510
Interest rate spread (4)			3.34%			3.27%			3.00%
Net yield on weighted average interest-earning assets (5)			3.47%			3.41%			3.17%
Average interest-earning assets to average interest-bearing liabilities			117.81%			114.14%			113.16%

______________________
(1)	Includes securities available for sale at fair value.
(2)	Total loans less loans in process plus loans held for sale.
(3)	Includes noninterest demand deposit accounts of $51,016, $46,166 and $31,464.
(4)	Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.
(5)	The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

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
	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Interest-earning deposits and other	$(13)	$50	$37	$14	$16	$30
Investment securities	53	135	188	310	(204)	106
Loans receivable, net	797	(971)	(174)	2,331	(356)	1,975
Total	837	(786)	51	2,655	(544)	2,111
Interest-bearing liabilities:
Deposits	(93)	(242)	(335)	437	(814)	(377)
FHLB advances and other borrowings	(192)	(201)	(393)	(396)	(61)	(457)
Total	(285)	(443)	(728)	41	(875)	(834)
Change in net interest income	$1,122	$(343)	$779	$2,614	$331	$2,945

Liquidity and Capital Resources
The Corporation’s principal sources of funds are deposits, loan and mortgage-backed securities repayments, maturities of securities, borrowings and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan and mortgage-backed securities prepayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) the yield available on short-term liquid assets and (4) the objectives of the asset/liability management program.
At December 31, 2014, the Bank had commitments to originate loans totaling $19.6 million and in addition, had undisbursed loans in process, unused lines of credit and standby letters of credit totaling $44.4 million.
At December 31, 2014, the Bank had $1.2 million in commitments to sell loans.
Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Corporation considers the Bank’s liquidity and capital resources sufficient to meet outstanding short-term and long-term needs.

The Corporation’s liquidity, primarily represented by cash and cash equivalents, is a result of the funds provided by or used in the Corporation’s operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2014, 2013 and 2012:
	Year Ended December 31,
	2014	2013	2012
		(In thousands)

Cash flows from operating activities	$7,507	$6,565	$5,414

Cash flows from investing activities:
Net cash received in bank/branch acquisitions	-	6,250	9,193
Net change in interest-bearing deposits	-	(1,984)	-
Purchase of securities	(40,168)	(53,493)	(45,974)
Proceeds from maturities of securities	14,485	18,101	25,762
Proceeds from sales of securities	20,895	23,483	24,162
Net loan originations	(17,112)	(12,145)	(3,868)
Proceeds from sale of real estate acquired through foreclosure	1,113	1,941	2,686
Other	(1,859)	(540)	(390)

Cash flows from financing activities:
Net increase in deposits	2,068	4,413	729
Net increase in borrowings	5,155	-	(15,500)
Proceeds from common stock issued, net of expense	17,776	-	-
Purchase/redemption of stock	(5,000)	-	(3)
Other	(1,840)	(1,499)	(1,773)

Net increase (decrease) in cash and cash equivalents	$3,020	$(8,908)	$438

The Bank is required by applicable law and regulation to meet certain minimum capital standards. Such capital standards include a Tier 1 capital requirement, a core capital requirement, and a risk-based capital requirement. See Footnote 16 to the Consolidated Financial Statements.
The Bank exceeded all of the regulatory capital requirements at December 31, 2014. The following table summarizes the regulatory capital requirements and regulatory capital at December 31, 2014:
	Requirement		Actual Amount
	Percent of Assets	Amount	Percent of Assets	Amount	Amount of Excess
	(Dollars in thousands)

Total capital to risk-weighted assets
Bank	8.00%	$27,926	14.46%	$50,489	$22,563
Tier I capital to risk weighted assets
Bank	4.00%	$13,963	13.31%	$46,452	$32,489
Tier I capital to average assets
Bank	4.00%	$20,421	9.10%	$46,452	$26,031

Impact of Inflation and Changing Prices
The Consolidated Financial Statements and Notes thereto included herein have been prepared in accordance with generally accepted accounting principles, which require the Corporation to measure financial position and results of operations in terms of historical dollars, with the exception of investment and mortgage-backed securities available-for-sale, which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.
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

Off-Balance Sheet Arrangements
As of the date of this Annual Report on Form 10-K, the Corporation does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Corporation’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which any entity unconsolidated with the Corporation is a party and under which the Corporation has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

River Valley Bancorp
December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
River Valley Bancorp
Madison, Indiana

We have audited the accompanying consolidated balance sheets of River Valley Bancorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  The Corporation's management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of River Valley Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP
Indianapolis, Indiana
March 12, 2015

River Valley Bancorp
Consolidated Balance Sheets
 December 31, 2014 and 2013

Assets	2014	2013
	(In Thousands, Except Share Amounts)
Cash and due from banks	$5,971	$4,366
Interest-bearing demand deposits	598	3,913
Federal funds sold	6,695	1,965
Cash and cash equivalents	13,264	10,244
Interest-bearing deposits	1,984	1,984
Investment securities available for sale	128,885	119,887
Loans held for sale	423	341
Loans, net of allowance for loan losses of $4,005 and $4,510	331,995	316,228
Premises and equipment, net	9,707	10,775
Real estate, held for sale	983	155
Federal Home Loan Bank stock	3,796	4,595
Interest receivable	2,391	2,178
Cash value of life insurance	12,477	10,230
Goodwill	200	200
Core deposit intangibles	334	428
Other assets	3,036	5,592
Total assets	$509,475	$482,837
Liabilities
Deposits
Noninterest-bearing	$51,986	$47,499
Interest-bearing	345,097	347,516
Total deposits	397,083	395,015
Borrowings	54,872	49,717
Interest payable	209	270
Other liabilities	4,569	3,371
Total liabilities	456,733	448,373
Commitments and Contingencies
Stockholders’ Equity
Preferred stock - liquidation preference $1,000 per share - no par value
Authorized – 2,000,000 shares
Issued and outstanding – 0 and 5,000 shares	-	5,000
Common stock, no par value
Authorized - 5,000,000 shares
Issued and outstanding – 2,513,696 and 1,532,306 shares	25,935	7,824
Retained earnings	26,056	23,463
Accumulated other comprehensive income (loss)	751	(1,823)
Total stockholders’ equity	52,742	34,464
Total liabilities and stockholders’ equity	$509,475	$482,837

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Income
 Years Ended December 31, 2014 and 2013

	2014	2013
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable	$16,345	$16,519
Investment securities	3,093	2,905
Interest-earning deposits and other	234	197
Total interest income	19,672	19,621
Interest Expense
Deposits	1,967	2,302
Borrowings	1,471	1,864
Total interest expense	3,438	4,166
Net Interest Income	16,234	15,455
Provision for loan losses	446	932
Net Interest Income After Provision for Loan Losses	15,788	14,523
Other Income
Service fees and charges	2,428	2,582
Net realized gains on sale of available-for-sale securities (includes $451 and $211, respectively, related to accumulated other comprehensive income (loss))	451	211
Net gains on loan sales	357	732
Interchange fee income	623	626
Increase in cash value of life insurance	249	275
Loss on real estate held for sale	(203)	(425)
Loss on premises held for sale	(136)	-
Trust income	220	177
Other income	234	253
Total other income	4,223	4,431
Other Expenses
Salaries and employee benefits	7,447	6,971
Net occupancy and equipment expenses	1,957	1,890
Data processing fees	570	514
Advertising	513	478
Mortgage servicing rights	188	215
Professional fees	489	392
Federal Deposit Insurance Corporation assessment	440	397
Loan-related expenses	498	511
Other expenses	1,677	1,688
Total other expenses	13,779	13,056
Income Before Income Tax	6,232	5,898
Income tax expense (includes $153 and $72, respectively, related to accumulated other comprehensive income)	1,444	1,458
Net Income	4,788	4,440
Preferred stock dividends	362	362
Net Income Available to Common Stockholders	$4,426	$4,078
Basic Earnings per Common Share	$2.21	$2.67
Diluted Earnings per Common Share	$2.20	$2.66
Dividends per Share	$0.90	$1.05

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Comprehensive Income
 Years Ended December 31, 2014 and 2013

	2014	2013
	(In Thousands)

Net Income	$4,788	$4,440
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax benefit (expense) of $1,535 and $(2,000)	2,872	(3,581)
Less: Reclassification adjustment for gains included in net income, net of tax expense of $153 and $72	298	139
	2,574	(3,720)

Comprehensive Income	$7,362	$720

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Stockholders’ Equity
 Years Ended December 31, 2014 and 2013

					Accumulated
					Other
		Preferred	Common	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Income (Loss)	Total
	(In Thousands, Except Share Amounts)

Balances, January 1, 2013		$5,000	$7,700	$20,990	$1,897	$35,587
Net income				4,440		4,440
Other comprehensive loss					(3,720)	(3,720)
Cash dividends ($1.05 per common share)				(1,605)		(1,605)
Exercise of stock options			108			108
Stock compensation expense			16			16
Cash dividends (preferred shares)				(362)		(362)
Common stock outstanding	1,532,306
Preferred stock outstanding	5,000
Balances, December 31, 2013		5,000	7,824	23,463	(1,823)	34,464
Net income				4,788		4,788
Other comprehensive income					2,574	2,574
Issuance of common stock, net of offering expenses of $1,625,000			17,776			17,776
Stock compensation expense			224			224
Exercise of stock options			111			111
Redemption of preferred stock		(5,000)				(5,000)
Cash dividends ($.90 per common share)				(1,833)		(1,833)
Cash dividends (preferred shares)				(362)		(362)
Common stock outstanding	2,513,696
Preferred stock outstanding	-
Balances, December 31, 2014		$-	$25,935	$26,056	$751	$52,742

See Notes to Consolidated Financial Statements

River Valley Bancorp
Consolidated Statements of Cash Flows
 Years Ended December 31, 2014 and 2013

	2014	2013
	(In Thousands)
Operating Activities
Net income	$4,788	$4,440
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	446	932
Depreciation and amortization	814	778
Deferred income tax	942	(32)
Investment securities gains	(451)	(211)
Loans originated for sale in the secondary market	(11,021)	(22,703)
Proceeds from sale of loans in the secondary market	11,176	23,298
Gain on sale of loans	(357)	(732)
Amortization of net loan origination cost	27	154
Stock compensation expense	224	16
Net accretion relative to purchased loans	(200)	(566)
Loss on real estate held for sale	203	425
Loss on premises held for sale	136	-
Interest receivable	(213)	114
Interest payable	(61)	(92)
Prepaid Federal Deposit Insurance Corporation assessment	-	(703)
Other adjustments	1,054	1,447
Net cash provided by operating activities	7,507	6,565
Investing Activities
Net cash received in bank/branch acquisitions	-	6,250
Net change in interest-bearing deposits	-	(1,984)
Purchases of securities available for sale	(40,168)	(53,493)
Proceeds from maturities of securities available for sale	14,485	18,101
Proceeds from sales of securities available for sale	20,895	23,483
Net change in loans	(17,112)	(12,145)
Proceeds from sale of real estate acquired through foreclosure	1,113	1,941
Purchases of premises and equipment	(1,134)	(575)
Proceeds from sale of FHLB of Indianapolis stock	799	-
Purchase of Bank-owned life insurance	(2,003)	-
Other investing activities	479	35
Net cash used in investing activities	(22,646)	(18,387)
Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, and savings deposits	25,471	19,253
Certificates of deposit	(23,403)	(14,840)
Short-term borrowings	4,155	-
Proceeds from FHLB advances	26,000	23,000
Redemption of FHLB advances	(25,000)	(23,000)
Cash dividends	(1,938)	(1,646)
Proceeds from exercise of stock options	111	108
Proceeds from common shares issued, net of expenses	17,776	-
Redemption of preferred stock	(5,000)	-
Advances by borrowers for taxes and insurance	(13)	39
Net cash provided by financing activities	18,159	2,914

Net Change in Cash and Cash Equivalents	3,020	(8,908)
Cash and Cash Equivalents, Beginning of Year	10,244	19,152
Cash and Cash Equivalents, End of Year	$13,264	$10,244

Additional Cash Flows and Supplementary Information
Interest paid	$3,499	$4,258
Income tax paid, net of refunds	499	1,595
Dividends payable	578	312
Loans to facilitate sale of premises held for sale	1,072	-
Transfers to real estate held for sale	2,144	915
Liabilities assumed, net of non-cash assets acquired in acquisition	-	6,245

See Notes to Consolidated Financial Statements

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies
The accounting and reporting policies of River Valley Bancorp (“Holding Company”) and its wholly owned subsidiary, River Valley Financial Bank (“Bank”) and the Bank’s wholly owned subsidiaries, Madison 1st Service Corporation (“First Service”), RVFB Investments, Inc. (“RVFB Investments”), RVFB Holdings, Inc. (“RVFB Holdings”), RVFB Portfolio, LLC (“RVFB Portfolio”) and River Valley Risk Management, Inc. (“RVFB Risk Management”) (collectively referred to as “Corporation”), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the thrift and banking industry. The more significant of the policies are described below.
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
The Holding Company is a financial holding company whose principal activity is the ownership and management of the Bank. Until November 9, 2012, the Bank operated under a federal thrift charter, and thereafter, as part of the acquisition and merger with Dupont State Bank, it converted to an Indiana state commercial bank. The Bank provides full banking services, in a single significant business segment. The Holding Company is regulated and supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Bank is regulated by the Indiana Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”).
The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in southeastern Indiana and adjacent areas in Kentucky. The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.
Consolidation - The consolidated financial statements include the accounts of the Holding Company and its subsidiary, the Bank. The Bank currently owns five subsidiaries. First Service, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land and cash but does not otherwise engage in significant business activities. RVFB Investments, RVFB Holdings, and RVFB Portfolio were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. RVFB Risk Management was formed in Nevada in December 2014 as an insurance company to provide insurance to the Corporation and its affiliates and to manage the Corporation’s insurance coverage. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.
Cash equivalents - The Corporation considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted of cash accounts with other financial institutions and federal funds sold.
At December 31, 2014, the Corporation’s cash accounts exceeded federally insured limits by approximately $7,566,000. Included in this amount is approximately $406,000 with the Federal Reserve Bank, $191,000 with the Federal Home Loan Bank of Indianapolis and $6,695,000 in federal funds sold which are not secured.
Interest-Bearing Deposits – At both December 31, 2014, and December 31, 2013, the Corporation held longer-term investments totaling $2.0 million in the form of certificates of deposit, with maturities ranging from 24 to 36 months. All of these deposits were fully insured by the FDIC.
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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

For debt securities with fair value below amortized cost when the Corporation does not intend to sell a debt security, and it is more likely than not that the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
The Corporation’s consolidated statement of income as of December 31, 2014, would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the years ended December 31, 2014 and 2013.
Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate costs.
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
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

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
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
Stock options - The Corporation has a stock-based employee compensation plan, which is described more fully in Note 18.
Income taxes - The Corporation accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Corporation determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
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
The Corporation recognizes interest and penalties on income taxes as a component of income tax expense. The Corporation files consolidated income tax returns with its subsidiaries. The Corporation’s tax years still subject to examination by taxing authorities are years subsequent to 2010.
Earnings per share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method.
Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.
Reclassifications of certain amounts in the 2013 consolidated financial statements have been made to conform to the 2014 presentation.  These reclassifications had no effect on net income.
Note 2:  Acquisition
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
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)
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

For the twelve-month period ended December 31, 2014, the Corporation had no costs relative to acquisitions. Acquisition expense for the same period ended December 31, 2013, was $84,000.
Note 3:  Accounting for Certain Loans Acquired in a Transfer
The Corporation acquired loans in the acquisition of Dupont State Bank during the year ended December 31, 2012. Certain of the transferred loans had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments would not be collected.
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
The carrying amount of those loans included in the balance sheet as loans receivable at December 31, 2014 and December 13, 2013 were as follows:
	December 31, 2014	December 31, 2013
Construction/Land	$682	$713
One-to-four family residential	1,400	1,812
Multi-family residential	-	685
Nonresidential real estate and agricultural land	568	1,124
Commercial	24	26
Consumer and other	29	38
Outstanding balance of acquired credit-impaired loans	2,703	4,398

Fair value adjustment for credit-impaired loans	(830)	(1,541)
Carrying balance of acquired credit-impaired loans	$1,873	$2,857

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Accretable yield, or income expected to be collected is as follows:

Balance at January 1, 2013	$673
Additions	-
Accretion	(510)
Reclassification from non-accretable difference	1,182
Disposals	-
Balance at December 31, 2013	$1,345

Balance at January 1, 2014	$1,345
Additions	-
Accretion	(380)
Reclassification from non-accretable difference	297
Disposals	-
Balance at December 31, 2014	$1,262

Loans acquired during 2012 for which it was probable at acquisition that all contractually required payments would not be collected were as follows:
Contractually required payments receivable at acquisition:
Construction/Land	$750
One-to-four family residential	2,193
Multi-family residential	687
Nonresidential real estate and agricultural land	1,530
Commercial	73
Consumer and other	52
Total required payments receivable	$5,285

Cash flows expected to be collected at acquisition	$3,838

Basis in acquired loans at acquisition	$3,088

During 2014, the Corporation decreased the allowance for loan losses by a credit to the income statement in the amount of $74,000 for loans acquired with deteriorated credit quality.  This compares to a charge to the income statement during 2013 of $264,000, increasing the allowance for loan losses for that period due to loans acquired with deteriorated credit quality.
Note 4:  Restriction on Cash and Due from Banks
The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014 was $1,649,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 5:  Investment Securities
The amortized cost and approximate fair values of securities as of December 31, 2014 and December 31, 2013 are as follows:
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$31,894	$147	$(419)	$31,622
State and municipal	40,710	1,537	(47)	42,200
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,533	558	(350)	51,741
Corporate	3,636	2	(316)	3,322
Total	$127,773	$2,244	$(1,132)	$128,885

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
Federal agencies	$38,075	$224	$(1,086)	$37,213
State and municipal	37,709	748	(1,335)	37,122
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	42,782	176	(1,157)	41,801
Corporate	4,164	-	(413)	3,751
Total	$122,730	$1,148	$(3,991)	$119,887

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)
The amortized cost and fair value of available-for-sale securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale
	Amortized Cost	Fair Value

Within one year	$3,010	$3,033
One to five years	18,225	18,252
Five to ten years	23,550	23,645
After ten years	31,455	32,214
	76,240	77,144
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,533	51,741
Totals	$127,773	$128,885

No securities were pledged at December 31, 2014 or at December 31, 2013 to secure FHLB advances. Securities with a carrying value of $28,071,000 and $22,828,000 were pledged at December 31, 2014 and 2013 to secure public deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale at December 31, 2014 and December 31, 2013 were $20,895,000 and $23,483,000. Gross gains of $668,000 and $490,000 resulting from sales and calls of available-for-sale securities were realized during the respective periods. Gross losses totaling $217,000 were realized from sales and calls of available-for-sale securities during 2014, and gross losses totaling $279,000 were realized from sales and calls of available-for-sale securities during 2013.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and 2013, were $44,162,000 and $76,903,000, which is approximately 34.3% and 64.1% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.
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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)
The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013:
	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$12,302	$(178)	$8,756	$(241)	$21,058	$(419)
State and municipal	1,651	(14)	2,706	(33)	4,357	(47)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	6,230	(74)	10,697	(276)	16,927	(350)
Corporate	724	(1)	1,095	(315)	1,819	(316)
Total temporarily impaired securities	$20,907	$(267)	$23,254	$(865)	$44,161	$(1,132)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agencies	$21,518	$(962)	$1,876	$(124)	$23,394	$(1,086)
State and municipal	18,556	(1,271)	540	(64)	19,096	(1,335)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	30,717	(1,131)	444	(26)	31,161	(1,157)
Corporate	2,732	(26)	520	(387)	3,252	(413)
Total temporarily impaired securities	$73,523	$(3,390)	$3,380	$(601)	$76,903	$(3,991)

Federal Agencies
The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2014.
State and Municipal
The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities
The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2014.
Corporate Securities
The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The two, ALESCO 9A and PRETSL XXVII, had unrealized losses at December 31, 2014 of $313,000 and $1,000, respectively. At December 31, 2013, the unrealized losses on these two investments were $387,000 and $6,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated Baa3 and A2, respectively, by Moody’s indicating these securities are considered low medium-grade to below investment grade quality and credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.28% of the book value of the Corporation’s investment portfolio and approximately 1.03% of market value. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at December 31, 2014.
Note 6:  Loans and Allowance
The Corporation’s loan and allowance polices are discussed in Note 1 above.
The following table presents the breakdown of loans as of December 31, 2014 and December 31, 2013.
	December 31, 2014	December 31, 2013

Construction/Land	$26,055	$24,307
One-to-four family residential	133,904	137,298
Multi-family residential	20,936	16,408
Nonresidential	122,894	118,946
Commercial	27,861	24,741
Consumer	3,894	4,326
	335,544	326,026
Unamortized deferred loan costs	513	487
Undisbursed loans in process	(57)	(5,775)
Allowance for loan losses	(4,005)	(4,510)
Total loans	$331,995	$316,228

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)
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
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)
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
The following tables present the activity in the allowance for loan losses for the years ended December 31, 2014 and December 31, 2013, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of December 31, 2014 and December 31, 2013.
	Construction/Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
Year Ended December 31, 2014 Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	8	809	141	(516)	(57)	61	446
Loans charged off	(29)	(629)	(517)	(100)	(4)	(146)	(1,425)
Recoveries on loans	85	48	-	253	23	65	474
Balances at end of period	$740	$1,977	$28	$1,107	$151	$2	$4,005
Year Ended December 31, 2013 Balances at beginning of period:	$648	$1,423	$281	$1,078	$133	$1	$3,564
Provision for losses	109	565	123	(180)	181	134	932
Loans charged off	(99)	(245)	-	(182)	(140)	(177)	(843)
Recoveries on loans	18	6	-	754	15	64	857
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
As of December 31, 2014 Allowance for losses:
Individually evaluated for impairment	$391	$816	$-	$310	$76	$-	$1,593
Collectively evaluated for impairment	349	1,023	28	745	75	2	2,222
Loans acquired with a deteriorated credit quality	-	138	-	52	-	-	190
Balances at end of period	$740	$1,977	$28	$1,107	$151	$2	$4,005
Loans:
Individually evaluated for impairment	$4,047	$4,448	$1,013	$3,315	$379	$8	$13,210
Collectively evaluated for impairment	21,597	128,421	19,923	119,176	27,468	3,876	320,461
Loans acquired with a deteriorated credit quality	411	1,035	-	403	14	10	1,873
Balances at end of period	$26,055	$133,904	$20,936	$122,894	$27,861	$3,894	$335,544

As of December 31, 2013 Allowance for losses:
Individually evaluated for impairment	$195	$552	$196	$97	$68	$-	$1,108
Collectively evaluated for impairment	481	1,101	110	1,305	120	21	3,138
Loans acquired with a deteriorated credit quality	-	96	98	68	1	1	264
Balances at end of period	$676	$1,749	$404	$1,470	$189	$22	$4,510
Loans:
Individually evaluated for impairment	$4,104	$5,917	$1,074	$4,096	$372	$-	$15,563
Collectively evaluated for impairment	19,866	130,100	14,834	114,145	24,354	4,307	307,606
Loans acquired with a deteriorated credit quality	337	1,281	500	705	15	19	2,857
Balances at end of period	$24,307	$137,298	$16,408	$118,946	$24,741	$4,326	$326,026

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of December 31, 2014 and December 31, 2013. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for the periods ending December 31, 2014 and December 31, 2013.
December 31, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction/Land	$26,055	$21,907	$31	$4,117	$-
1-4 family residential	133,904	124,969	2,817	6,013	105
Multi-family residential	20,936	19,881	42	1,013	-
Nonresidential	122,894	117,336	2,486	2,923	149
Commercial	27,861	27,432	9	355	65
Consumer	3,894	3,875	-	19	-
Total loans	$335,544	$315,400	$5,385	$14,440	$319

December 31, 2013	Total Portfolio	Pass	Special Mention	Substandard	Doubtful

Construction/Land	$24,307	$20,023	$33	$4,251	$-
1-4 family residential	137,298	124,765	4,144	7,691	698
Multi-family residential	16,408	14,798	44	1,566	-
Nonresidential	118,946	110,622	2,686	5,066	572
Commercial	24,741	24,341	8	316	76
Consumer	4,326	4,301	-	25	-
Total loans	$326,026	$298,850	$6,915	$18,915	$1,346

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

•	The borrower has filed for bankruptcy protection.
•	The loans are inadequately protected by the net worth and cash flow of the borrower.
•	The guarantors have been called upon to make payments.
•	The borrower has exhibited a continued inability to reduce principal (although interest payment may be current).
•	The Corporation is considering a legal action against the borrower.
•	The collateral position has deteriorated to a point where there is a possibility the Corporation may sustain some loss. This may be due to the financial condition or to a reduction in the value of the collateral.
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
The following tables present the Corporation’s loan portfolio aging analysis as of December 31, 2014 and December 31, 2013.
December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
Construction/Land	$-	$-	$187	$187	$25,457	$411	$26,055
1-4 family residential	418	760	2,855	4,033	128,836	1,035	133,904
Multi-family residential	-	-	-	-	20,936	-	20,936
Nonresidential	458	-	1745	2,203	120,288	403	122,894
Commercial	-	-	116	116	27,731	14	27,861
Consumer	25	10	10	45	3,839	10	3,894
	$901	$770	$4,913	$6,584	$327,087	$1,873	$335,544

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
Construction/Land	$207	$-	$71	$278	$23,692	$337	$24,307
1-4 family residential	458	671	2,322	3,451	132,566	1,281	137,298
Multi-family residential	-	-	-	-	15,908	500	16,408
Nonresidential	267	398	940	1,605	116,636	705	118,946
Commercial	66	-	96	162	24,564	15	24,741
Consumer	104	7	7	118	4,189	19	4,326
	$1,102	$1,076	$3,436	$5,614	$317,555	$2,857	$326,026

At December 31, 2014, there were four loans, totaling $28,000, that were past due 90 days or more and accruing. Of those, there was one commercial loan, of $25,000, a 1-4 family residential loan in the amount of $1,000, and the remaining $2,000 was for two consumer loans. At December 31, 2013, there was one consumer loan of $1,000 that was past due 90 days or more and accruing.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following table presents the Corporation’s nonaccrual loans as of December 31, 2014 and December 31, 2013, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more.
	2014	2013

Construction/Land	$2,148	$3,864
One-to-four family residential	4,214	3,833
Multi-family residential	1,013	1,073
Nonresidential and agricultural land	3,132	2,377
Commercial	230	362
Consumer and other	8	5
Total nonaccrual loans	$10,745	$11,514

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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2014, as well as the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2014:
	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans without a specific allowance:
Construction/Land	$2,300	$2,342	$-	$2,299	$131
1-4 family residential	1,952	1,962	-	2,479	110
Multi-family residential	1,013	1,013	-	1,035	25
Nonresidential	2,360	2,614	-	2,875	71
Commercial	250	251	-	220	12
Consumer	8	9	-	9	1
	$7,883	$8,191	$-	$8,917	$350

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Impaired loans with a specific allowance:
Construction/Land	$1,747	$1,761	$391	$1,787	$24
1-4 family residential	2,496	2,512	816	2,456	52
Multi-family residential	-	-	-	-	-
Nonresidential	955	955	310	969	25
Commercial	129	268	76	122	4
Consumer	-	-	-	-	-
	$5,327	$5,496	$1,593	$5,334	$105

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment	Interest Income Recognized
Total Impaired Loans:
Construction/Land	$4,047	$4,103	$391	$4,086	$155
1-4 family residential	4,448	4,474	816	4,935	162
Multi-family residential	1,013	1,013	-	1,035	25
Nonresidential	3,315	3,569	310	3,844	96
Commercial	379	519	76	342	16
Consumer	8	9	-	9	1
	$13,210	$13,687	$1,593	$14,251	$455

For 2014, interest income recognized on a cash basis included above was $292,000.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

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
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

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
Loans reported as TDR as of December 31, 2014 totaled $9.0 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $6.6 million at December 31, 2014. The remaining TDR loans, totaling $2.4 million, were accruing at December 31, 2014 and reported as performing loans.
All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.
At December 31, 2014, the Corporation had a number of loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following tables present information regarding troubled debt restructurings, by class as of December 31, 2014 and December 31, 2013, and new troubled debt restructuring for the years ended December 31, 2014 and December 31, 2013.
	At December 31, 2014		For the Year Ended December 31, 2014
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	9	$3,965	4	$1,867	$1,979
One-to-four family residential	11	2,800	6	2,722	2,722
Multi-family residential	1	1,013	1	1,008	1,014
Nonresidential and agricultural land	2	951	2	174	176
Commercial	8	262	7	192	258
Consumer	1	9	1	-	8
	32	$9,000	21	$5,963	$6,157

	At December 31, 2013		For the Year Ended December 31, 2013
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	11	$4,032	8	$2,031	$2,403
One-to-four family residential	12	3,628	7	758	777
Multi-family residential	1	1,022	-	-	-
Nonresidential and agricultural land	4	1,487	-	-	-
Commercial	8	266	4	55	69
Consumer	-	-	-	-	-
	36	$10,435	19	$2,844	$3,249

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification as of December 31, 2014 and December 31, 2013.

December 31, 2014	Interest Only	Term	Combination	Total Modifications

Construction/Land	$87	$113	$1,779	$1,979
One-to-four family residential	-	592	2,130	2,722
Multi-family residential	-	-	1,014	1,014
Nonresidential	-	-	176	176
Commercial	-	-	258	258
Consumer	-	-	8	8
	$87	$705	$5,365	$6,157

December 31, 2013	Interest Only	Term	Combination	Total Modifications

Construction/Land	$-	$138	$2,265	$2,403
One-to-four family residential	-	204	573	777
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	69	69
Consumer	-	-	-	-
	$-	$342	$2,907	$3,249

One one-to-four family residential loan restructured during 2014, with a recorded investment of $1.9 million as of December 31, 2014, was considered in default and in the process of foreclosure as of that date. No loans identified and reported as TDR during the year ended December 31, 2013, were considered in default during the period.
The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.
Of the $6.2 million of new debt restructurings reported above, $4.5 million were for renewals of TDR reported in prior years, $1.2 million were for new debt replacing an existing TDR also reported in prior years, and $456,000 were for new debt not previously reported in prior years.
Financial impact of these restructurings was immaterial to the financials of the Corporation at December 31, 2014 and 2013.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 7:  Core Deposit Intangible Assets
The carrying basis of the recognized core deposit intangible was $554,000 at December 31, 2014 and 2013, and the accumulated amortization of such intangible was $220,000 and $126,000, respectively, at those dates.
Amortization expense for the years ended December 31, 2014 and December 31, 2013, was $94,000 and $102,000. Estimated amortization expense for each of the following five years is:
2015	$67
2016	54
2017	43
2018	37
2019	37
Total	$238

Note 8:  Premises and Equipment
	2014	2013
Land	$2,484	$2,694
Buildings	8,016	8,860
Leasehold improvements	1,037	722
Equipment	5,446	5,849
Construction in progress	-	165
Total cost	16,983	18,290
Accumulated depreciation and amortization	(7,276)	(7,515)
Net	$9,707	$10,775

Note 9:  Deposits
	2014	2013
Demand deposits	$224,772	$201,638
Savings deposits	58,700	56,363
Certificates and other time deposits of $100,000 or more	53,346	66,059
Other certificates and time deposits	60,265	70,955
Total deposits	$397,083	$395,015

Certificates and other time deposits maturing in
2015	$62,045
2016	23,821
2017	12,806
2018	10,385
2019	4,421
Thereafter	133
Total	$113,611

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 10:  Borrowings
	2014	2013
Federal Home Loan Bank advances	$43,500	$42,500
Fed funds purchased	4,155	-
Subordinated debentures	7,217	7,217
Total borrowings	$54,872	$49,717

Maturities by year for advances at December 31, 2014 are $9,750,000 in 2015, $19,750,000 in 2016, $3,000,000 in 2017, $5,000,000 in 2018, and $6,000,000 in 2019. The weighted-average interest rate at December 31, 2014 and 2013 was 2.80% and 3.23%, respectively.
The Federal Home Loan Bank advances are secured by loans totaling $212,875,000 at December 31, 2014. As of December 31, 2014, no securities were pledged for advances. Advances are subject to restrictions or penalties in the event of prepayment.
During 2014, the Corporation initiated a correspondent relationship with the Bankers Bank of Wisconsin. Through this relationship, the Corporation has access to a $5 million overnight line of credit, using Fed funds. As of December 31, 2014, the Corporation had $4.2 million in Fed funds purchased as overnight borrowings. The Corporation can also sell Fed funds to the Bankers Bank as an overnight investment. There were no Fed funds sold to the Bankers Bank as of December 31, 2014.
On March 13, 2003, the Corporation formed RIVR Statutory Trust I (Trust), a statutory trust formed under the laws of the State of Connecticut. On March 26, 2003, the Trust issued 7,000 Fixed/Floating Rate Capital Securities with a liquidation amount of $1,000 per Capital Security in a private placement to an offshore entity for an aggregate offering price of $7,000,000, and 217 Common Securities with a liquidation amount of $1,000 per Common Security to the Corporation for $217,000. The aggregate proceeds of $7,217,000 were used by the Trust to purchase $7,217,000 in Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures from the Corporation. The Debentures and the Common and Capital Securities have a term of 30 years, bear interest at the annual rate of 6.4% for five years and thereafter bear interest at the rate of the 3-Month LIBOR plus 3.15%. The Corporation has guaranteed payment of amounts owed by the Trust to holders of the Capital Securities.
Note 11:  Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage and other loans serviced for others was $109.4 million as of December 31, 2014. The total of loans serviced for others as of December 31, 2013 was $114.1 million. That total includes FNMA loans acquired from Dupont State Bank with balances of $12.7 million and $17.6 million at December 31, 2014 and 2013, respectively. No mortgage servicing rights were acquired with that portfolio of loans. Mortgage servicing rights are included in “other assets” in the consolidated balance sheets.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method, along with the aggregate activity in related valuation allowances:
	2014	2013
Mortgage servicing rights
Balances, January 1	$655	$679
Servicing rights capitalized	120	191
Amortization of servicing rights	(188)	(215)
Balance at end of year	$587	$655

Fair value disclosures
Fair value as of the beginning of the period	$894	$704
Fair value as of the end of the period	876	894

No valuation allowance was necessary at December 31, 2014 and 2013.

Note 12: Income Tax
	2014	2013
Income tax expense
Currently payable
Federal	$407	$1,286
State	95	204
Deferred
Federal	836	(40)
State	106	8
Total income tax expense	$1,444	$1,458
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$2,119	$2,005
Effect of state income taxes	133	140
Tax exempt interest	(598)	(525)
Cash value of life insurance	(85)	(110)
Other	(125)	(52)
Actual tax expense	$1,444	$1,458
Effective tax rate	23.2%	24.7%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The cumulative net deferred tax asset is included in the consolidated balance sheets in other assets. The components of the asset are as follows:
	2014	2013
Assets
Allowance for loan losses	$1,537	$1,719
Available-for-sale securities	-	1,019
Deferred compensation	550	545
Purchase accounting adjustments	378	599
Nonaccrual interest	28	109
Real estate held for sale	1	69
Pension and employee benefits	48	-
AMT	227	-
Other	23	52
Total assets	2,792	4,112
Liabilities
Depreciation and amortization	(944)	(585)
Loan fees	(195)	(184)
Mortgage servicing rights	(224)	(247)
Federal Home Loan Bank stock dividends	(75)	(90)
Prepaid expenses	(665)	(228)
Available-for-sale securities	(362)	-
Intangibles	(124)	(153)
Other	(4)	(103)
Total liabilities	(2,593)	(1,590)
	$199	$2,522

As of December 31, 2014, the Corporation had approximately $227,000 of alternative minimum tax credits available to offset future federal income taxes. The credits have no expiration date.
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
Note 13:  Commitments and Contingent Liabilities
In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.
Financial instruments whose contract amount represents credit risk as of December 31 were as follows:
	2014	2013
Commitments to extend credit	$63,597	$53,273
Standby letters of credit	430	567
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

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
The Corporation and subsidiaries lease operating facilities under lease arrangements expiring 2015 through 2029. Rental expense included in the consolidated statements of income for the years ended December 31, 2014 and 2013 was $323,000 and $233,000, respectively.
Future minimum lease payments under the leases are:
2015	$413
2016	414
2017	397
2018	352
2019	320
Thereafter	2,304
Total minimum lease payments	$4,200

The Corporation and Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Corporation.
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
At December 31, 2014, the stockholders’ equity of the Bank was $47,779,000, of which approximately $40,673,000 was restricted from dividend distribution to the Corporation.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 15:  Preferred Stock
During 2009, the Corporation raised $5,000,000 through a private placement of cumulative preferred stock. From the proceeds, $2,500,000 was contributed to the Bank. The preferred stock carries a liquidation value of $1,000 per share and pays dividends quarterly to shareholders at a rate of 7.25% per annum for the first five years. After the fifth year, the rate increases to 9% per annum and the Corporation has the option to redeem the preferred stock in whole or part at a price equal to the sum of the liquidation amount per share and any accrued and unpaid dividends, regardless of whether any dividends are actually declared. On December 15, 2014, the Corporation redeemed all 5,000 outstanding shares of its cumulative preferred stock for a purchase price of $5,000,000.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2014, that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table and not be subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. There are no conditions or events since that determination that management believes have changed any category from well capitalized.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The actual and required capital amounts and ratios of the Bank are as follows:
	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total risk-based capital (to risk-weighted assets)	$50,489	14.46%	$27,926	8.00%	$34,907	10.00%
Tier I capital (to risk-weighted assets)	46,452	13.31	13,963	4.00	20,944	6.00
Tier I capital (to average assets)	46,452	9.10	20,421	4.00	25,526	5.00

2013
Total risk-based capital (to risk-weighted assets)	$45,925	14.04%	$26,164	8.00%	$32,704	10.00%
Tier I capital (to risk-weighted assets)	41,831	12.79	13,082	4.00	19,623	6.00
Tier I capital (to average assets)	41,831	8.69	19,265	4.00	24,082	5.00

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
The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
2.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
3.	If the Corporation chooses to stop participating in some of its multiemployer plans, the Corporation may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Pension expense related to this plan was $369,000 and $359,000 for the years ended December 31, 2014 and 2013. Funding status of the plan as of the beginning of the plan years for 2014 and 2013 (July 1st) was 117.71% and 103.85% respectively.
Total contributions to the Pentegra Plan were $136,478,000 and $196,473,000 for the plan years ended June 30, 2014 and 2013, respectively. The Corporation’s contributions for the fiscal years ending December 31, 2014 and 2013 were $360,000 and $74,000, respectively. The Corporation’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan. There have been no significant changes that affect the comparability of the 2014 and 2013 contributions.
The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. Prior to 2009, the Bank provided a match for employee contributions for all contributing employees with a match of 50% for the first 6% of W-2 earnings for employees hired prior to September 1, 2005 and a match of 100% for the first 6% of W-2 earnings contributed for employees hired on or after September 1, 2005. Due to economic conditions, in October of 2009 the employer match for pre-2005 employees was discontinued and the match rate for post-2005 employees was reduced to 50% of the first 6% of W-2 earnings. In 2011, this plan was again amended, with the employer match increased to 75% of the first 6% of W-2 earnings, only on

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

post-2005 employees. The Bank’s expense for the plan was $86,000 and $78,000 for the years ended December 31, 2014 and 2013.
The Bank has a supplemental retirement plan which provides retirement benefits to all directors. The Bank’s obligations under the plan have been funded by the purchase of key man life insurance policies, of which the Bank is the beneficiary. Expense recognized under the supplemental retirement plan totaled approximately $85,000 and $82,000 for the years ended December 31, 2014 and 2013.
The Corporation has an ESOP covering substantially all employees of the Corporation and Bank. All contributions to the ESOP are determined annually by the Board of Directors of the Corporation and Bank. Compensation expense was recorded based on the annual contributions to the ESOP. ESOP expense for the years ended December 31, 2014 and 2013 was $100,000 for both years. At December 31, 2014, the ESOP had 160,987 of allocated shares, all in common stock, no suspense shares and no committed-to-be released shares. At December 31, 2014 and 2013, the fair value of the 160,987 and 163,600 allocated shares held by the ESOP was $3,406,000 and $4,254,000, respectively.
The Corporation also has a Recognition and Retention Plan (RRP) which provides for the award and issuance of up to 95,220 shares of the Corporation’s stock to members of the Board of Directors and management. Over the life of the plan, the RRP has purchased 84,490 shares of the Corporation’s common stock in the open market and had 400 shares forfeited back into the fund. A total of 84,890 shares has all been awarded. Common stock awarded under the RRP vests ratably over a five-year period, commencing with the date of the award.
The Corporation’s shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) at the April 16, 2014 Annual Meeting. The 2014 Plan permits the grant of stock options to the Corporation’s directors, officers and other key employees, as well as grants of restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. The 2014 Plan reserved up to 150,000 shares of the Corporation’s common stock for awards under the 2014 Plan. During 2014, 30,000 shares of restricted stock were granted pursuant to the 2014 Plan. The restricted stock awards vest over a period of four to nine years, with some of the stock awards vested upon grant.
Expense recognized under both stock award plans totaled approximately $197,000 for the year ended December 31, 2014 and $11,000, for the RRP plan only, for the year ended December 31, 2013.
Unvested stock awards at December 31, 2014:	Number of Shares	Grant Date Fair Value
Beginning of year	1,900	$15.87
Granted	30,000	21.89
Vested	(6,700)	21.25
End of year	25,200	$21.61
Unearned compensation at December 31, 2014 related to stock awards is $487,000 and will be recognized over a weighted average period of 3.3 years.
Note 18:  Stock Option Plans
The Corporation’s original Incentive Stock Option Plan (the “1997 Plan”), which was shareholder approved, permitted the grant of stock options to its directors, officers and other key employees. The 1997 Plan authorized the grant of options for up to 238,050 shares of the Corporation’s common stock, which generally vest at a rate of 20% a year and have a 10-year contractual term. At December 31, 2014, 9,066 options for common shares under the 1997 Plan were outstanding. No options were granted under the 1997 Plan in 2014.
The Corporation’s shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) at the April 16, 2014 Annual Meeting. The 2014 Plan also permits the grant of stock options to the Corporation’s directors, officers and other key employees, as well as grants of restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. The 2014 Plan reserved up to 150,000 shares of the Corporation’s common stock for awards under the 2014 Plan. On July 15, 2014, 30,000 options for

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

common shares under the 2014 Plan were granted. The stock options vest over a period of four to nine years, with some of the stock options vested upon grant.
The Corporation believes that such awards better align the interests of its directors and employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the 1997 Plan and the 2014 Plan). The Corporation generally issues shares from its authorized shares to satisfy option exercises.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions related to expected volatility, expected term of the options awarded and the risk-free rate. Expected volatility is based on historical volatility of the Corporation’s stock and other factors. The Corporation uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The following assumptions were used to calculate the fair value of the options granted in 2014:
Expected volatility	27.7%
Risk-free interest rate	2.18%
Expected dividend yield	4.22%
Expected life (in years)	7.9
Exercise price for the stock options	$21.89

A summary of option activity under the 1997 Plan and the 2014 Plan as of December 31, 2014, and changes during the year then ended, is presented below:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of year	14,066	$17.29	3.14	$122
Granted	30,000	21.89
Exercised	(5,000)	22.25		55
Forfeited or expired	-	-

Outstanding, end of year	39,066	20.19	8.19	60

Exercisable, end of year	14,066	17.17	5.78	60

There were 5,000 options exercised during the year ended December 31, 2014. There were 7,434 options exercised during the year ended December 31, 2013. Cash received from options exercised for the years ended December 31, 2014 and 2013 was $111,000 and $108,000, respectively. As of December 31, 2014, there was $81,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2014 Plan.
For the twelve-month periods ended 2014 and 2013, the Corporation recognized $27,000 and $5,000 of share-based compensation expense with a tax benefit of $11,000 and $2,000, respectively.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 19:  Related Party Transactions
The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates, all of which are related parties. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.
The aggregate amount of loans, as defined, to such related parties were as follows:
	2014	2013
Balances, January 1	$1,691	$1,631
Change in composition	-	-
New loans, including renewals	324	1,224
Payments, including renewals	(202)	(1,164)
Balances, December 31	$1,813	$1,691

Deposits from related parties held by the Bank at December 31, 2014 and 2013 totaled $1,511,000 and $1,724,000, respectively.

Note 20: Earnings Per Share
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

	2014	2013

Net income	$4,788	$4,440
Allocated to preferred stock	(362)	(362)
Allocated to participating securities	(21)	-
Net income allocated to common shareholders	$4,405	$4,078

Weighted average common shares outstanding, gross	2,006,911	1,527,384
Less: Average participating securities	(9,196)	-
Weighted average common shares outstanding, net	1,997,715	1,527,384
Effect of diluted based awards	3,570	5,064
Weighted average shares and common stock equivalents	2,001,285	1,532,448
Basic	$2.21	$2.67
Diluted	$2.20	$2.66
Options excluded from the calculation due to their anti-dilutive effect on earnings per share	24,000	16,709

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 21:  Disclosures About Fair Value of Financial Instruments
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

Recurring Measurements
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013.

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$31,622	$-	$31,622	$-
State and municipal	42,200	-	42,200	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,741	-	51,741	-
Corporate	3,322	-	2,000	1,322
Total	$128,885	$-	$127,563	$1,322

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Federal agencies	$37,213	$-	$37,213	$-
State and municipal	37,122	-	37,122	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	41,801	-	41,801	-
Corporate	3,751	-	2,483	1,268
Total	$119,887	$-	$118,619	$1,268

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the years ended December 31, 2014 and 2013.
	2014 Available-for-Sale Securities	2013 Available-for-Sale Securities
Beginning balance	$1,268	$1,197
Accretion	10	12
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	80	128
Settlements, including pay downs	(36)	(69)
Ending balance	$1,322	$1,268
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the years ended December 31, 2014 and December 31, 2013.
At December 31, 2013, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at December 31, 2014. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Nonrecurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013.
		Fair Value Measurements Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$3,357	$-	$-	$3,357

		Fair Value Measurements Using
As of December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$5,987	$-	$-	$5,987
Real estate held for sale	65	-	-	65

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
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
The Corporation considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by policy. Appraisals are reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated costs to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by loan review personnel by comparison to historical results.
Real Estate Held for Sale
Real estate held for sale is carried at the fair value less costs to sell and is periodically evaluated for impairment. Real estate held for sale recorded during the current accounting period is recorded at fair value less costs to sell and is disclosed as a nonrecurring measurement. Appraisals of real estate held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by policy. Appraisals are

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. Real estate held for sale is classified within Level 3 of the fair value hierarchy.
Sensitivity of Significant Unobservable Inputs
The following tables represent quantitative information about unobservable Level 3 fair value measurements at December 31, 2014 and December 31, 2013:
	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(In Thousands)

Impaired loans	$3,357	Comparative sales based on independent appraisal	Marketability Discount	10-20%

Securities available for sale

Corporate	$1,322	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%%

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In Thousands)

Impaired loans	$5,987	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Real estate held for sale	$65	Comparative sales based on independent appraisal	Marketability Discount	10%

Securities available for sale

Corporate	$1,268	Discounted cash flows	*Default probability	1.04%-100%
			*Loss, given default	85%-100%
			*Discount rate	4.41%-9.50%
			*Recovery rate	0%-90%
			*Prepayment rate	0%-100%

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)
Following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.
Securities Available for Sale - Pooled Trust Preferred Securities
Pooled trust preferred securities are collateralized debt obligations (“CDOs”) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value.
The significant unobservable inputs used in the fair value measurement of the Corporation’s pooled trust preferred securities are probability of default, estimated loss given default, discount rate, and recovery and prepayment rates. Significant increases or decreases in any of those inputs in isolation could result in a significant change in the fair value measurement.
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

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and December 31, 2013.
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014:
Assets
Cash and cash equivalents	$13,264	$13,264	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	423	-	423	-
Loans, net of allowance for losses	331,995	-	340,790	-
Stock in Federal Home Loan Bank	3,796	-	3,796	-
Interest receivable	2,391	-	2,391	-
Liabilities
Deposits	397,083	-	397,388	-
Borrowings	54,872	4,155	44,920	7,218
Interest payable	209	-	209	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Assets
Cash and cash equivalents	$10,244	$10,244	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	341	-	341	-
Loans, net of allowance for losses	316,228	-	330,073	-
Stock in Federal Home Loan Bank	4,595	-	4,595	-
Interest receivable	2,178	-	2,178	-
Liabilities
Deposits	395,015	-	395,924	-
Borrowings	49,717	-	44,538	7,218
Interest payable	270	-	270	-

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 22:  Public Stock Offering
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
The Corporation used a portion of the net proceeds from the offering to redeem all 5,000 of its issued and outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A on December 15, 2014, when the preferred stock became redeemable. The Corporation intends to use the remaining net proceeds for general corporate purposes, including the contribution of a portion of the proceeds to the Bank as additional capital. The net proceeds will also support future growth, which may include organic growth in existing markets and opportunistic acquisitions of all or part of other financial institutions.

Note 23:  Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Holding Company:
Condensed Balance Sheets
	2014	2013
Assets
Cash and due from banks	$11,848	$686
Investment in subsidiaries	48,035	40,761
Investment in RVB Trust I	217	217
Other assets	530	343
Total assets	$60,630	$42,007
Liabilities
Borrowings	$7,217	$7,217
Dividends payable	578	321
Other liabilities	93	5
Total liabilities	7,888	7,543
Stockholders’ Equity	52,742	34,464
Total liabilities and stockholders’ equity	$60,630	$42,007

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Condensed Statements of Income and Comprehensive Income
	2014	2013
Income
Dividends from subsidiaries	$850	$2,000
Other income	-	1
Total income	850	2,001
Expenses
Interest expense	248	251
Other expenses	590	260
Total expenses	838	511
Income before income tax and equity in undistributed income of subsidiaries	12	1,490
Income tax benefit	368	246
Income before equity in undistributed income of subsidiaries	380	1,736
Equity in undistributed income of subsidiaries	4,408	2,704
Net Income	$4,788	$4,440
Comprehensive Income	$7,362	$720

Condensed Statements of Cash Flows
	2014	2013
Operating Activities
Net income	$4,788	$4,440
Items not providing cash	(5,175)	(4,694)
Net cash used in operating activities	(387)	(254)
Investing Activities
Dividends from subsidiary	850	2,000
Investment in subsidiary	(250)	-
Net cash provided by investing activities	600	2,000
Financing Activities
Redemption of preferred stock	(5,000)	-
Issuance of common stock	17,776	-
Proceeds from exercise of stock options	111	108
Cash dividends	(1,938)	(1,646)
Net cash provided by (used in) financing activities	10,949	(1,538)
Net Change in Cash and Cash Equivalents	11,162	208
Cash and Cash Equivalents at Beginning of Year	686	478
Cash and Cash Equivalents at End of Year	$11,848	$686

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

Note 24:  Quarterly Results of Operations (Unaudited)
Quarter Ending	Interest Income	Interest Expense	Net Interest Income	Provision For Loan Losses	Net Realized Gains on Securities	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2014
March	$4,819	$907	$3,912	$174	$87	$1,066	$.64	$.63
June	4,780	853	3,927	24	158	1,141	.68	.68
September	4,909	839	4,070	149	-	1,119	.42	.42
December	5,164	839	4,325	99	206	1,462	.55	.55
	$19,672	$3,438	$16,234	$446	$451	$4,788	$2.21	$2.20
2013
March	$4,792	$1,090	$3,702	$318	$79	$1,006	$.60	$.60
June	4,919	1,064	3,855	318	114	1,188	.72	.72
September	5,104	1,015	4,089	20	1	1,136	.68	.68
December	4,806	997	3,809	276	17	1,110	.67	.66
	$19,621	$4,166	$15,455	$932	$211	$4,440	$2.67	$2.66

Note 25:  Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
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
In May 2014, FASB, in joint cooperation with the International Accounting Standards Board, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of revenue recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

establishes a common framework and reduces the number of requirements which an entity must consider in recognizing revenue and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact that the ASU will have on its financial position and results of operations.
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
In August 2014, FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.”  The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs.  Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  The amendments in this Update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015.  An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method.  For prospective transition, an entity should apply the amendments in this Update to foreclosures that occur after the date of adoption.  For the modified retrospective transition, an entity should apply the amendments in the Update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04.  Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04.  The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on the Corporation’s consolidated financial statements.
In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a Corporation’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a Corporation’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this Update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
In November 2014, FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.”  For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.
In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. For example, the presence of a fixed-price, noncontingent redemption option held by the investor in a convertible preferred stock contract is not, in and of itself, determinative in the evaluation of whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument. Rather, the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument.
The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.
The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
In November 2014, FASB issued ASU 2014-17, “Pushdown Accounting.” The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.
An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.
If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.
The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.
In January 2015, FASB issued ASU, 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  FASB issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

River Valley Bancorp
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Table Dollar Amounts in Thousands, Except Peer Share Amounts)

This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:
1.	Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.
2.	Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.
If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.
The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.
For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption. An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2.   Adoption of the ASU is not expected to have a significant effect on the Corporation’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). The Corporation’s system of internal control over financial reporting includes policies and procedures pertaining to the Corporation’s ability to record, process, and report reliable information. The system is designed to provide reasonable assurance to both management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on this assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.
Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
There is no information that was required to be disclosed on a Form 8-K during the fourth quarter but was not reported.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Corporation’s directors is incorporated by reference to the sections of the Holding Company’s Proxy Statement for its Annual Shareholder Meeting to be held on April 15, 2015 (the “2015 Proxy Statement”) with the caption “Proposal 1 - Election of Directors.” Information concerning the Corporation’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to the Corporation’s corporate governance is incorporated by reference to the section of the 2015 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2015 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”
The Corporation has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics was filed as an exhibit to the Corporation’s Form 10-K filed March 16, 2010, for the year ended December 31, 2009, and a link to that filing and to a copy of the Code of Ethics is posted at our website at http://www.rvfbank.com under “About Us – Stock Price & SEC Filings.” In addition, the Corporation will provide a copy, without charge, upon a request directed to Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation is incorporated by reference to the sections of the 2015 Proxy Statement with the captions “Proposal 1 - Election of Directors,” “Corporate Governance,” “Executive Compensation,” and “Compensation of Directors for 2014.”
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to the sections of the 2015 Proxy Statement with the captions “Principal Holders of Common Stock” “Proposal 1 - Election of Directors.”
The following table sets forth certain information pertaining to the Bank’s equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	39,066	$20.19	116,820
Equity compensation plans not approved by security holders (2)			10,330
Total	39,066	$20.19	127,150
_________________________
(1)	River Valley Bancorp 1997 Stock Option Plan and River Valley Bancorp 2014 Stock Option and Incentive Plan. Under the 2014 Plan, 150,000 shares were available for issuance. On July 15, 2014, 30,000 options and 30,000 restricted shares were awarded. Of these, 5,000 options and 6,000 shares vested immediately. The remainder will vest over a period of four to nine years. No options granted under the 2014 plan were exercised during 2014.
(2)	The Company maintains the River Valley Bancorp Recognition and Retention Plan and Trust (“RRP”). As of December 31, 2014, 1,200 RRP shares had been granted to management but were not yet vested. In addition, 83,690 RRP shares granted to management were fully vested, and shares were issued to management in connection therewith. The Company is authorized to make awards of up to a total of 95,220 shares.
(3)	The total in Column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP plan and the 2014 Stock Incentive Plan have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections of the 2015 Proxy Statement with the captions “Corporate Governance” and “Transactions with Certain Related Persons.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item with respect to principal accounting fees and services is incorporated by reference to the section of the 2015 Proxy Statement with the caption “Accountant’s Fees.”

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
Copies of any Exhibits are available from the Corporation upon request by contacting Matthew P. Forrester, 430 Clifty Drive, P.O. Box 1590, Madison, Indiana 47250, (812) 273-4944 (fax).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
River Valley Bancorp

Date: March 12, 2015	By:	/s/ Matthew P. Forrester
Matthew P. Forrester, President and Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signatures	Title		Date

(1) Principal Executive Officer:		)
)
/s/ Matthew P. Forrester		)	March 12, 2015
Matthew P. Forrester	President and Chief Executive Officer	)
)
(2) Principal Financial and Accounting Officer:		) )
)
/s/ Vickie L. Grimes		)	March 12, 2015
Vickie L. Grimes	Treasurer	)
)
(3) The Board of Directors:		)
)
/s/ Lonnie D. Collins		)	March 12, 2015
Lonnie D. Collins	Director	)
)
)
/s/ Matthew P. Forrester		)	March 12, 2015
Matthew P. Forrester	Director	)
)
)
/s/ Michael J. Hensley		)	March 12, 2015
Michael J. Hensley	Director	)
)
)
/s/ Fred W. Koehler		)	March 12, 2015
Fred W. Koehler	Director	)
)
)
/s/ L. Sue Livers		)	March 12, 2015
L. Sue Livers	Director	)
)
)
/s/ Charles J. McKay		)	March 12, 2015
Charles J. McKay	Director	)

EXHIBIT INDEX

Exhibit No.		Description

3	(1)	Articles of Incorporation is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 18, 2009 (SEC File/Film Number 000-21765/09691048)
	(2)	Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 24, 2009 (SEC File/Film Number 000-21765/091203548)
	(3)	Amended Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 23, 2009 (SEC File/Film Number 000-21765/09958997)
4	(1)
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

	(4)	Form of Certificate for Series A Preferred Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 24, 2009 (SEC File/Film Number 000-21765/091203548)
10	(1)*
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

(9)*
Salary Continuation Agreement, dated January 25, 2007, between River Valley Financial Bank and Matthew Forrester , is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 31, 2007 (SEC File/Film Number 000-21765/07566558)

(10)*
Amended and Restated Employment Agreement (Matthew P. Forrester), is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(11)*
Amended and Restated Employment Agreement (Anthony D. Brandon), is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(12)*
Amended and Restated Employment Agreement (John Muessel), is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(13)*
First Amendment to Amended and Restated Employment Agreement (John Muessel), dated September 17, 2009, is incorporated by reference to Exhibit 10(13) to the Registrant’s Form 10-K filed on March 18, 2014

(14)*
Amended and Restated Director Deferred Compensation Master Agreement, is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on November 26, 2007 (SEC File/Film Number 000-21765/071265974)

(15)*	Form of Directors’ Deferral Plan Deferral and Distribution Election Form is incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed on March 16, 2010
(16)	2013 River Valley Financial Bank Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 13, 2012
(17)	Branch Purchase and Assumption Agreement, dated September 4, 2013, is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2013
(18)*
2014 River Valley Financial Bank Incentive Plan is incorporated by reference to Exhibit 10(20) to the Registrant’s Form 10-K filed on March 18, 2014; Amended 2014 River Valley Financial Bank Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 15, 2014

(19)*	2014 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 17, 2014
(20)*	Form of Nonqualified Stock Option Agreement for 2014 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 17, 2014
(21)*	Form of Incentive Stock Option Agreement for 2014 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on April 17, 2014
(22)*	Form of Agreement for Restricted Stock Grant under the 2014 Stock Option and Incentive Plan is incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on April 17, 2014
(23)*	2015 River Valley Financial Bank Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2014.

Exhibit No.		Description

14		Code of Ethics is incorporated by reference to Exhibit 14 to the Registrant’s Form 10-K filed on March 16, 2010 (SEC File/Film Number 000-21765/10686185)
21		Subsidiaries of the Registrant
23		Consent of BKD, LLP
31	(1)	CEO Certification
	(2)	CFO Certification
32		Section 1350 Certification
101
XBRL Interactive Data Files (including the following materials from the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules)

* Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.