Form 10-Q
period 2015-03-31
RIVER VALLEY BANCORP
filed 2015-05-14
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of May 14, 2015, was 2,513,696.

RIVER VALLEY BANCORP
FORM 10-Q

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets
	March 31, 2015	December 31, 2014
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$7,155	$5,971
Interest-bearing demand deposits	2,374	598
Federal funds sold	875	6,695
Cash and cash equivalents	10,404	13,264
Interest-bearing deposits	2,964	1,984
Investment securities available-for-sale	135,120	128,885
Loans held for sale	430	423
Loans	331,565	336,000
Allowance for loan losses	3,654	4,005
Net loans	327,911	331,995
Premises and equipment, net	9,655	9,707
Real estate, held for sale	2,037	983
Federal Home Loan Bank stock	3,796	3,796
Interest receivable	2,221	2,391
Cash value of life insurance	12,555	12,477
Goodwill	200	200
Core deposit intangibles	317	334
Other assets	2,185	3,036
Total assets	$509,795	$509,475

Liabilities
Deposits
Noninterest-bearing	$55,247	$51,986
Interest-bearing	336,055	345,097
Total deposits	391,302	397,083
Borrowings	58,911	54,872
Interest payable	212	209
Other liabilities	5,031	4,569
Total liabilities	455,456	456,733

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 2,513,696 and 2,513,696 shares	25,973	25,935
Retained earnings	26,930	26,056
Accumulated other comprehensive income	1,436	751
Total stockholders’ equity	54,339	52,742
Total liabilities and stockholders’ equity	$509,795	$509,475

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands, Except Share Amounts)

Interest Income
Loans receivable	$4,376	$4,003
Investment securities	782	745
Interest-earning deposits and other	54	71
Total interest income	5,212	4,819

Interest Expense
Deposits	443	516
Borrowings	385	391
Total interest expense	828	907

Net Interest Income	4,384	3,912
Provision for loan losses	99	174
Net Interest Income After Provision for Loan Losses	4,285	3,738

Other Income
Service fees and charges	542	544
Net realized gains on sale of available-for-sale securities (includes $93 and $87 for the three months ended March 31, 2015 and 2014, respectively, related to accumulated other comprehensive earnings reclassifications)	93	87
Net gains on loan sales	148	78
Interchange fee income	157	147
Increase in cash value of life insurance	78	82
Loss on real estate held for sale	(24)	(21)
Other income	131	106
Total other income	1,125	1,023

Other Expenses
Salaries and employee benefits	1,915	1,841
Net occupancy and equipment expenses	518	537
Data processing fees	131	144
Advertising	128	99
Mortgage servicing rights	47	44
Office supplies	45	16
Professional fees	177	135
Federal Deposit Insurance Corporation assessment	87	105
Loan related expenses	94	134
Other expenses	447	363
Total other expenses	3,589	3,418

Income Before Income Tax	1,821	1,343
Income tax expense (includes $31 and $29 for the three months ended March 31, 2015 and 2014, respectively, related to income tax expense from reclassification items)	368	277

Net Income	1,453	1,066
Preferred stock dividends	-	91
Net Income Available to Common Stockholders	$1,453	$975

Basic earnings per common share	$.58	$.64
Diluted earnings per common share	.58	.63
Dividends per share	.23	.21

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)

Net income	$1,453	$1,066
Other comprehensive income, net of tax
Unrealized gains on securities available-for-sale
Unrealized holding gains arising during the period, net of tax expense of $425 and $499	747	937
Less: Reclassification adjustment for gains included in net income, net of tax expense of $31 and $29	62	58
	685	879
Comprehensive income	$2,138	$1,945

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Operating Activities
Net income	$1,453	$1,066
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	99	174
Depreciation and amortization	190	197
Investment securities gains	(93)	(87)
Loans originated for sale in the secondary market	(4,066)	(2,393)
Proceeds from sale of loans in the secondary market	4,156	2,783
Gain on sale of loans	(148)	(78)
Amortization of net loan origination cost	3	33
Net accretion relative to purchased loans	(51)	-
Loss on real estate held for sale	24	21
Stock compensation expense	37	3
Net change in
Interest receivable	170	71
Interest payable	3	(24)
Other adjustments	845	711
Net cash provided by operating activities	2,622	2,477

Investing Activities
Purchase of interest bearing deposits	(980)	-
Purchases of securities available-for-sale	(9,876)	(9,500)
Proceeds from maturities and pay-down of securities available-for-sale	1,893	5,207
Proceeds from sales of securities available-for-sale	2,841	8,264
Net change in loans	2,764	2,301
Purchases of premises and equipment	(151)	(292)
Proceeds from sale of real estate acquired through foreclosure	191	45
Other investing activity	-	(1)
Net cash provided by (used in) investing activities	(3,318)	6,024

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	(2,157)	10,714
Certificates of deposit	(3,624)	(4,483)
Short term borrowings	(3,961)	-
Proceeds from borrowings	21,000	10,000
Repayment of borrowings	(13,000)	(17,000)
Cash dividends	(578)	(412)
Proceeds from exercise of stock options	-	111
Advances by borrowers for taxes and insurance	156	180
Net cash used in financing activities	(2,164)	(890)

Net Change in Cash and Cash Equivalents	(2,860)	7,611
Cash and Cash Equivalents, Beginning of Period	13,264	10,244
Cash and Cash Equivalents, End of Period	$10,404	$17,855

Additional Cash Flows and Supplementary Information
Interest paid	$825	$931
Income tax paid	-	-
Transfers to real estate held for sale	1,269	1,166
Dividends declared not paid	578	323

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

River Valley Bancorp (the “Corporation” or the “Company”) is a bank holding company whose activities are primarily limited to holding the stock of River Valley Financial Bank (“River Valley” or the “Bank”), an Indiana commercial bank. With the creation of an insurance subsidiary in 2014, the Corporation also qualified and registered with the Federal Reserve as a financial holding company. The Bank conducts a general banking business in southeastern and south central Indiana and in northern Kentucky which consists of attracting deposits from the general public and applying those funds to the origination of loans for consumer, residential and commercial purposes. River Valley’s profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) and the interest expense paid on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of factors, such as governmental monetary policy, that are outside of management’s control.
NOTE 1: BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Corporation as of that date.
NOTE 2: PRINCIPLES OF CONSOLIDATION
The consolidated condensed financial statements include the accounts of the Corporation and its subsidiaries, the Bank and River Valley Risk Management, Inc., a Nevada corporation formed in December 2014 as a captive insurance company. The Bank currently owns four subsidiaries. Madison 1st Service Corporation, which was incorporated under the laws of the State of Indiana on July 3, 1973, currently holds land, but does not otherwise engage in significant business activities. RVFB Investments, Inc., RVFB Holdings, Inc., and RVFB Portfolio, LLC were established in Nevada the latter part of 2005. They hold and manage a significant portion of the Bank’s investment portfolio. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated condensed financial statements.
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

	Three Months Ended March 31,
	2015	2014

Net income	$1,453	$1,066
Allocated to preferred stock	-	91
Allocated to participating securities	14	-
Net income allocated to common shareholders	$1,439	$975

Weighted average common shares outstanding, gross	2,513,696	1,533,333
Less: Average participating securities	24,000	-
Weighted average common shares outstanding, net	2,489,696	1,533,333
Effect of diluted based awards	2,834	4,636
Weighted average shares and common stock equivalents	2,492,530	1,537,969
Basic	$.58	$.64
Diluted	$.58	$.63
Options excluded from the calculation due to their anti-dilutive effect on earnings per share	30,000	-

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
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014, respectively.
		March 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(Unaudited; In Thousands)
Federal agencies	$32,018	$-	$32,018	$-
State and municipal	44,731	-	44,731	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	55,077	-	55,077	-
Corporate	3,294	-	2,001	1,293
Total	$135,120	$-	$133,827	$1,293

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(In Thousands)
Federal agencies	$31,622	$-	$31,622	$-
State and municipal	42,200	-	42,200	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,741	-	51,741	-
Corporate	3,322	-	2,000	1,322
Total	$128,885	$-	$127,563	$1,322

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated condensed balance sheets using significant unobservable (Level 3) inputs for the three-month periods ended March 31, 2015 and March 31, 2014:
	Available-for-Sale Securities
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited; In Thousands)
Beginning balance	$1,322	$1,268
Accretion	2	2
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	(18)	102
Settlements, including pay downs	(13)	(7)

Ending balance	$1,293	$1,365
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month periods ended March 31, 2015 and March 31, 2014.
At March 31, 2015, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at March 31, 2015. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Nonrecurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.
		Fair Value Measurements Using
As of March 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$77	$-	$-	$77

		Fair Value Measurements Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$3,357	$-	$-	$3,357

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

Sensitivity of Significant Unobservable Inputs
The following tables represent quantitative information about unobservable Level 3 fair value measurements at March 31, 2015 and December 31, 2014:
	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Unaudited; In Thousands)
Impaired loans	$77	Comparative sales based on independent appraisal	Marketability Discount	7.6%

Securities available for sale:
Corporate	$1,293	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(In Thousands)
Impaired loans	$3,357	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available-for-sale:
Corporate	$1,322	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%

Following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring and nonrecurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.
Securities Available-for-sale - Pooled Trust Preferred Securities
Pooled trust preferred securities are collateralized debt obligations (“CDOs”) backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value.
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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014.
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
March 31, 2015:
Assets
Cash and cash equivalents	$10,404	$10,404	$-	$-
Interest-bearing deposits	2,964	2,964	-	-
Loans, held for sale	430	-	430	-
Loans, net of allowance for losses	327,911	-	335,815	-
Stock in Federal Home Loan Bank	3,796	-	3,796	-
Interest receivable	2,221	-	2,221	-
Liabilities
Deposits	391,302	-	391,657	-
Borrowings	58,911	194	53,070	7,236
Interest payable	212	-	212	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
December 31, 2014:
Assets
Cash and cash equivalents	$13,264	$13,264	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	423	-	423	-
Loans, net of allowance for losses	331,995	-	340,790	-
Stock in Federal Home Loan Bank	3,796	-	3,796	-
Interest receivable	2,391	-	2,391	-
Liabilities
Deposits	397,083	-	397,388	-
Borrowings	54,872	4,155	44,920	7,218
Interest payable	209	-	209	-

NOTE 5: INVESTMENT SECURITIES
The amortized cost and approximate fair values of securities as of March 31, 2015 and December 31, 2014 are as follows:
	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$31,835	$261	$(78)	$32,018
State and municipal	43,018	1,752	(39)	44,731
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	54,451	764	(138)	55,077
Corporate	3,625	4	(335)	3,294
Totals	$132,929	$2,781	$(590)	$135,120

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Federal agencies	$31,894	$147	$(419)	$31,622
State and municipal	40,710	1,537	(47)	42,200
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,533	558	(350)	51,741
Corporate	3,636	2	(316)	3,322
Totals	$127,773	$2,244	$(1,132)	$128,885

The amortized cost and fair value of available-for-sale securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)
Within one year	$4,005	$4,044
One to five years	20,143	20,346
Five to ten years	20,848	21,272
After ten years	33,482	34,381
	78,478	80,043
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	54,451	55,077
Totals	$132,929	$135,120

No securities were pledged at March 31, 2015 or at December 31, 2014 to secure FHLB advances. Securities with a carrying value of $24,803,000 and $28,071,000 were pledged at March 31, 2015 and December 31, 2014 to secure public deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available-for-sale during the three-month periods ended March 31, 2015 and March 31, 2014 were $2,841,000 and $8,264,000. Gross gains of $93,000 and $279,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended March 31, 2015 and March 31, 2014, respectively. There were no gross losses realized for the three-month period ended March 31, 2015 and gross losses of $192,000 were realized for the three-month period ended March 31, 2014.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 was $32,928,000 which is approximately 24.4% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2014 was $44,161,000, which represented approximately 34.3% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.
The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:
	March 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)
Federal agencies	$1,999	$(1)	$10,919	$(77)	$12,918	$(78)
State and municipal	3,656	(33)	538	(6)	4,194	(39)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	4,508	(16)	8,518	(122)	13,026	(138)
Corporate	1,701	(13)	1,089	(322)	2,790	(335)
Total temporarily impaired securities	$11,864	$(63)	$21,064	$(527)	$32,928	$(590)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$12,302	$(178)	$8,756	$(241)	$21,058	$(419)
State and municipal	1,651	(14)	2,706	(33)	4,357	(47)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	6,230	(74)	10,697	(276)	16,927	(350)
Corporate	724	(1)	1,095	(315)	1,819	(316)
Total temporarily impaired securities	$20,907	$(267)	$23,254	$(865)	$44,161	$(1,132)

Federal Agencies
The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2015.
State and Municipal
The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2015.
Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities
The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2015.
Corporate Securities
The unrealized losses on the Corporation’s investment in corporate securities were due primarily to a loss on one pooled trust preferred issue held by the Corporation. The ALESCO 9A issue had an unrealized loss at March 31, 2015 of $319,000. The PRETSL XXVII issue was also at an unrealized loss of $12,000 at March 31, 2015. This compares to December 31, 2014, which showed unrealized losses on both ALESCO 9A and PRETSL XXVII of $313,000 and $1,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated A2 and A1, respectively, by Moody’s indicating these securities are considered upper medium-grade quality and subject to low credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.22% of the book value of the Corporation’s investment portfolio and approximately 0.96% of market value at March 31, 2015. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at March 31, 2015.

NOTE 6: ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER
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
The carrying amount of those loans included in the balance sheet as loans receivable at March 31, 2015 and December 31, 2014 were (in thousands):
	March 31, 2015	December 31, 2014
	(Unaudited)
Construction/Land	$650	$682
One-to-four family residential	1,389	1,400
Multi-family residential	-	-
Nonresidential real estate and agricultural land	562	568
Commercial	24	24
Consumer and other	26	29
Outstanding balance of acquired credit-impaired loans	2,651	2,703

Fair value adjustment for credit-impaired loans	(784)	(830)
Carrying balance of acquired credit-impaired loans	$1,867	$1,873

Accretable yield, or income expected to be collected is as follows:
	Three Months Ended March 31,
	2015	2014
	(Unaudited; In Thousands)
Balance at the beginning of the period	$1,262	$1,345
Additions	-	-
Accretion	(83)	(113)
Reclassification from non-accretable difference	23	34
Disposals	-	-
Balance at March 31	$1,202	$1,266

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

During the three months ended March 31, 2015, increases to the allowance for loan losses for loans acquired with deteriorated credit quality were immaterial to financial reporting. No allowances for loan losses were reversed in 2015.
NOTE 7: LOANS AND ALLOWANCE
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
The allowance for loan losses is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of several factors, including historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
The following table presents the breakdown of loans as of March 31, 2015 and December 31, 2014 (in thousands).
	March 31, 2015	December 31, 2014
	(Unaudited)
Construction/Land	$26,211	$26,055
One-to-four family residential	132,074	133,904
Multi-family residential	20,703	20,936
Nonresidential	124,823	122,894
Commercial	25,184	27,861
Consumer	3,564	3,894
	332,559	335,544
Unamortized deferred loan costs	516	513
Undisbursed loans in process	(1,510)	(57)
Allowance for loan losses	(3,654)	(4,005)
Total loans	$327,911	$331,995

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
The following tables present the activity in the allowance for loan losses for the three-month periods ended March 31, 2015 and 2014, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of March 31, 2015 and December 31, 2014.

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2015 Balances at beginning of period:	$740	$1,977	$28	$1,107	$151	$2	$4,005
Provision for losses	99	15	(5)	(17)	(7)	14	99
Loans charged off	-	(571)	-	-	(3)	(28)	(602)
Recoveries on loans	67	2	-	70	-	13	152
Balances at end of period	$906	$1,423	$23	$1,160	$141	$1	$3,654

As of March 31, 2015 Allowance for losses:
Individually evaluated for impairment:	$391	$222	$-	$310	$76	$-	$999
Collectively evaluated for impairment:	515	1,052	23	797	65	1	2,453
Loans acquired with a deteriorated credit quality:	-	149	-	53	-	-	202
Balances at end of period	$906	$1,423	$23	$1,160	$141	$1	$3,654

Loans:
Individually evaluated for impairment:	$3,820	$2,635	$1,004	$3,240	$291	$-	$10,990
Collectively evaluated for impairment:	21,983	128,401	19,699	121,182	24,880	3,557	319,702
Loans acquired with a deteriorated credit quality:	408	1,038	-	401	13	7	1,867
Balances at end of period	$26,211	$132,074	$20,703	$124,823	$25,184	$3,564	$332,559

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended March 31, 2014 Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	18	256	10	(93)	(20)	3	174
Loans charged off	-	(484)	-	(11)	-	(38)	(533)
Recoveries on loans	-	3	-	12	7	23	45
Balances at end of period	$694	$1,524	$414	$1,378	$176	$10	$4,196

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2014 Allowance for losses:
Individually evaluated for impairment:	$391	$816	$-	$310	$76	$-	$1,593
Collectively evaluated for impairment:	349	1,023	28	745	75	2	2,222
Loans acquired with a deteriorated credit quality:	-	138	-	52	-	-	190
Balances at end of period	$740	$1,977	$28	$1,107	$151	$2	$4,005

Loans:
Individually evaluated for impairment:	$4,047	$4,448	$1,013	$3,315	$379	$8	$13,210
Collectively evaluated for impairment:	21,597	128,421	19,923	119,176	27,468	3,876	320,461
Loans acquired with a deteriorated credit quality:	411	1,035	-	403	14	10	1,873
Balances at end of period	$26,055	$133,904	$20,936	$122,894	$27,861	$3,894	$335,544

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of March 31, 2015 and December 31, 2014. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for these periods.
March 31, 2015	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction/Land	$26,211	$22,312	$1,783	$2,116	$-
1-4 family residential	132,074	124,171	2,877	4,923	103
Multi-family residential	20,703	20,662	41	-	-
Nonresidential	124,823	119,266	2,559	2,954	44
Commercial	25,184	24,873	7	239	65
Consumer	3,564	3,548	-	16	-
Total loans	$332,559	$314,832	$7,267	$10,248	$212

December 31, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction/Land	$26,055	$21,907	$31	$4,117	$-
1-4 family residential	133,904	124,969	2,817	6,013	105
Multi-family residential	20,936	19,881	42	1,013	-
Nonresidential	122,894	117,336	2,486	2,923	149
Commercial	27,861	27,432	9	355	65
Consumer	3,894	3,875	-	19	-
Total loans	$335,544	$315,400	$5,385	$14,440	$319

Credit Quality Indicators
The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually on an ongoing basis by classifying the loans as to credit risk, and assigning grade classifications. Loan grade classifications of special mention, substandard, doubtful, or loss are reported to the Corporation’s board of directors monthly. The Corporation uses the following definitions for credit risk grade classifications:
Pass: Loans not meeting the criteria below are considered to be pass rated loans.
Special Mention: These assets are currently protected, but potentially weak. They have credit deficiencies deserving a higher degree of attention by management. These assets do not presently exhibit a sufficient degree of risk to warrant adverse classification. Concerns may lie with cash flow, liquidity, leverage, collateral, or industry conditions. These are graded special mention so that the appropriate level of attention is administered.
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
The following tables present the Corporation’s loan portfolio aging analysis as of March 31, 2015 and December 31, 2014:

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(Unaudited; In Thousands)
Construction/Land	$-	$5	$187	$192	$25,611	$408	$26,211
1-4 family residential	1,041	308	1,036	2,385	128,651	1,038	132,074
Multi-family residential	-	-	-	-	20,703	-	20,703
Nonresidential	455	1,134	1,741	3,330	121,092	401	124,823
Commercial	-	44	75	119	25,052	13	25,184
Consumer	29	-	16	45	3,512	7	3,564
	$1,525	$1,491	$3,055	$6,071	$324,621	$1,867	$332,559

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(In Thousands)
Construction/Land	$-	$-	$187	$187	$25,457	$411	$26,055
1-4 family residential	418	760	2,855	4,033	128,836	1,035	133,904
Multi-family residential	-	-	-	-	20,936	-	20,936
Nonresidential	458	-	1,745	2,203	120,288	403	122,894
Commercial	-	-	116	116	27,731	14	27,861
Consumer	25	10	10	45	3,839	10	3,894
	$901	$770	$4,913	$6,584	$327,087	$1,873	$335,544

At March 31, 2015, there was $9,000 of consumer loans that were past due 90 days or more and accruing. At December 31, 2014, there were four loans, totaling $28,000, that were past due 90 days or more and accruing. Of those, there was one commercial loan of $25,000, a 1-4 family residential loan in the amount of $1,000, and the remaining $2,000 was for two consumer loans.
The following table presents the Corporation’s nonaccrual loans as of March 31, 2015 and December 31, 2014, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more (in thousands).
	March 31, 2015	December 31, 2014
	(Unaudited)
Construction/Land	$2,033	$2,148
One-to-four family residential	3,406	4,214
Multi-family residential	-	1,013
Nonresidential and agricultural land	3,059	3,132
Commercial	227	230
Consumer and other	7	8
Total nonaccrual loans	$8,732	$10,745

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
The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of March 31, 2015 (unaudited; in thousands):
Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$2,123	$2,123	$-
1-4 family residential	1,994	2,576	-
Multi-family residential	1,004	1,004	-
Nonresidential	2,288	2,542	-
Commercial	163	165	-
Consumer	-	-	-
	$7,572	$8,410	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$1,697	$1,711	$391
1-4 family residential	641	658	222
Multi-family residential	-	-	-
Nonresidential	952	952	310
Commercial	128	266	76
Consumer	-	-	-
	$3,418	$3,587	$999

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction Land	$3,820	$3,834	$391
1-4 family residential	2,635	3,234	222
Multi-family residential	1,004	1,004	-
Nonresidential	3,240	3,494	310
Commercial	291	431	76
Consumer	-	-	-
	$10,990	$11,997	$999

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014.
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction/Land	$3,871	$33	$4,195	$33
1-4 family residential	2,652	30	5,649	47
Multi-family residential	1,004	10	1,038	5
Nonresidential	3,240	26	4,105	28
Commercial	347	7	330	1
Consumer	8	-	-	-
	$11,122	$106	$15,317	$114

For the three months ended March 31, 2015, interest income recognized on a cash basis included above was $65,000. For the three months ended March 31, 2014, interest income recognized on a cash basis included above was $74,000.
The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2014 (in thousands).
Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$2,300	$2,342	$-
1-4 family residential	1,952	1,962	-
Multi-family residential	1,013	1,013	-
Nonresidential	2,360	2,614	-
Commercial	250	251	-
Consumer	8	9	-
	$7,883	$8,191	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$1,747	$1,761	$391
1-4 family residential	2,496	2,512	816
Multi-family residential	-	-	-
Nonresidential	955	955	310
Commercial	129	268	76
Consumer	-	-	-
	$5,327	$5,496	$1,593

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$4,047	$4,103	$391
1-4 family residential	4,448	4,474	816
Multi-family residential	1,013	1,013	-
Nonresidential	3,315	3,569	310
Commercial	379	519	76
Consumer	8	9	-
	$13,210	$13,687	$1,593

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
Loans reported as TDR as of March 31, 2015 totaled $6.8 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $4.7 million at March 31, 2015. The remaining TDR loans, totaling $2.1 million, were accruing at March 31, 2015 and reported as performing loans.
All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.
At March 31, 2015, the Corporation had 29 loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following tables present information regarding troubled debt restructurings by class as of the three-month periods ended March 31, 2015 and March 31, 2014, and new troubled debt restructuring for the three-month periods ended March 31, 2015 and March 31, 2014:
	At March 31, 2015		For the Three Months Ended March 31, 2015
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)
Construction/Land	8	$3,737	4	$1,820	$1,820
One-to-four family residential	11	1,019	-	-	-
Multi-family residential	1	1,004	-	-	-
Nonresidential and agricultural land	2	884	-	-	-
Commercial	7	175	1	16	16
Consumer	-	-	-	-	-
	29	$6,819	5	$1,836	$1,836

	At March 31, 2014		For the Three Months Ended March 31, 2014
	# of Loans	Total Troubled Debt Restructured	# of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)
Construction/Land	11	$4,124	1	$219	$218
One-to-four family residential	11	2,840	3	1,892	2,163
Multi-family residential	1	1,015	-	-	-
Nonresidential and agricultural land	4	1,487	-	-	-
Commercial	8	264	1	-	16
Consumer	-	-	-	-	-
	35	$9,730	5	$2,111	$2,397

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification as of March 31, 2015 and 2014.
March 31, 2015	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)
Construction/Land	$-	$1,820	$-	$1,820
One-to-four family residential	-	-	-	-
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	16	16
Consumer	-	-	-	-
	$-	$1,820	$16	$1,836

March 31, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)
Construction/Land	$-	$218	$-	$218
One-to-four family residential	-	96	2,067	2,163
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	16	16
Consumer	-	-	-	-
	$-	$314	$2,083	$2,397

No loans classified and reported as troubled debt restructured within the twelve months prior to March 31, 2015, defaulted during the three-month period ended March 31, 2015.
The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.
Financial impact of these restructurings was immaterial to the financials of the Corporation at March 31, 2015 and 2014.
NOTE 8:  PUBLIC STOCK OFFERING

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

NOTE 9:  STOCK BASED COMPENSATION

The Corporation’s shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) at the April 16, 2014 Annual Meeting of the Corporation. Under the terms of the 2014 Plan, the Corporation may issue or deliver to participants up to 150,000 shares of the Corporation’s common stock pursuant to grants of incentive and non-qualified stock options, restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. On July 15, 2014, the Corporation granted 30,000 stock options and 30,000 shares of restricted stock to its directors and officers pursuant to the terms of the 2014 Plan. The stock options and restricted stock awards vest over a period of four to nine years with certain stock options and awards vesting immediately. Stock based compensation expense, including expense related to stock options and awards issued in prior periods, was $37,000 and $3,000 for the three months ended March 31, 2015 and 2014, respectively.
NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

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
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed the criteria for reporting discontinued operations and related reporting requirements, including the provision for disclosures about the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. Adoption of the ASU did not have a material effect on its financial position or results of operations.
In May 2014, FASB, in joint cooperation with the International Accounting Standards Board, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of revenue recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a common framework and reduces the number of requirements which an entity must consider in recognizing revenue and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position and results of operations.
In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing.” This Update addresses the concerns of stakeholders by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for the first interim or annual reporting period beginning after December 15, 2014, since the Corporation is a “public business entity” within the meaning of ASU 2013-12. Early adoption is prohibited. Adoption of the ASU did not have a material effect on its financial position or results of operations.

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
In November 2014, FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.
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
NOTE 11:  RECLASSIFICATIONS
Certain reclassifications have been made to the 2014 consolidated condensed financial statements to conform to March 31, 2015 presentation.

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
Impact of Recent and Future Legislation. During the last six years, the U.S. Congress and the Treasury Department have adopted legislation and taken actions to address the disruptions in the financial system, declines in the housing market and the overall regulation of financial institutions and the financial system. See Part I, Item 1 - Regulation and Supervision - Financial System Reform - The Dodd-Frank Act and the CFPB, in our Annual Report on Form 10-K for the year ended December 31, 2014, for a description of recent significant legislation and regulatory actions affecting the financial industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Corporation’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations of the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency created under the Dodd-Frank Act with broad authority over consumer financial protection laws, to assess their probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act and the CFPB on the financial services industry in general, and the Corporation in particular, continues to be uncertain.
New Capital Rules. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Corporation and the Bank. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency subsequently approved these final rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
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
The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).
The final rules set forth certain changes for the calculation of risk-weighted assets, which are required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.
As of March 31, 2015, the Bank met all requirements as a “well capitalized” depository institution.

Changes in Insurance Premiums. The FDIC insures the Bank’s deposits up to certain limits. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The FDIC has set the Deposit Insurance Fund long-term target reserve ratio at 2% of insured deposits. Due to bank failures as a result of the economic turmoil of the past six years, the FDIC insurance fund reserve ratio fell below the statutory minimum. The FDIC implemented a restoration plan beginning January 1, 2009, that was intended to return the reserve ratio to an acceptable level. Further increases in premium assessments are also possible and would increase the Corporation’s expenses. Effective with the June 2011 reporting period, the FDIC changed the assessment from a deposit-based assessment to an asset-based assessment, and reevaluated the base rate assessed to financial institutions. As a result of these changes, the Corporation experienced a decrease in premiums. However, increased assessment rates and special assessments could have a material impact on the Corporation’s results of operations.
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
In addition, the Federal Reserve has attempted to stimulate economic conditions through multiple tactics, including keeping the Fed Funds Target Rate at historically low levels for an extended period of time. Changes in the Federal Reserve’s activities, including change in the Fed Funds Target Rate, could impact the Corporation’s earnings and liquidity.

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
CRITICAL ACCOUNTING POLICIES
Note 1 to the consolidated financial statements presented on pages 56 through 60 of the Annual Report on Form 10-K for the year ended December 31, 2014 contains a summary of the Corporation’s significant accounting policies. Certain of these policies are important to the portrayal of the Corporation’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, analysis of other-than-temporary impairment on available-for-sale investments, and the valuation of mortgage servicing rights. Following the 2012 acquisition of Dupont State Bank, the treatment of acquired impaired loans is also important.
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
Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral. The Corporation evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.
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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended March 31, 2015.
Valuation of Mortgage Servicing Rights
The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of March 31, 2015, mortgage servicing rights had a carrying value of $591,000.
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
FINANCIAL CONDITION
At March 31, 2015, the Corporation’s consolidated assets totaled $509.8 million, a slight increase of $320,000, or 0.1%, from the December 31, 2014 total. The change was primarily a result of shifts from cash and cash equivalents to investment securities available-for-sale.

Cash and cash equivalents declined by $2.9 million or 21.6% to $10.4 million at March 31, 2015 compared to $13.3 million at December 31, 2014.  Available-for-sale securities increased $6.2 million, or 4.8%, over the period, from $128.9 million as of December 31, 2014 to $135.1 million as of March 31, 2015, with $1.0 million of that increase a result of market changes in the unrealized market gain on the portfolio. The remaining increase was the result of  the purchase of longer term available-for-sale investments in mortgage and other asset-backed investments and municipal investments, all made at the Nevada subsidiary level.  Interest-bearing deposits with other financial institutions also increased $1.0 million, or 49.4%, from $2.0 million at December 31, 2014 to $3.0 million at March 31, 2015.
Net loans, excluding loans held for sale, decreased $4.1 million, or 1.2%, from $332.0 million at December 31, 2014 to $327.9 million at March 31, 2015. Over the same period, $1.3 million in non-performing loans moved from the portfolio into real estate held-for-sale.
The Corporation’s consolidated allowance for loan losses totaled $3.7 million at March 31, 2015, a decrease of 8.8% from the $4.0 million at December 31, 2014. The total allowance represented 1.10% of gross loans as of March 31, 2015, as compared to 1.19% as of December 31, 2014.  The decrease was primarily due to the decline in specific reserves needed on impaired loans as a large loan relationship of 28 properties was resolved through foreclosure.  For the three-month period ended March 31, 2015, $99,000 was expensed and placed in the reserve as compared to $174,000 for the same period in 2014. Charge offs for the three-month period ended March 31, 2015 of $602,000 were partially offset by recoveries of $152,000. This compares to charge offs and recoveries for the three-month period ended March 31, 2014 of $533,000 and $45,000, respectively. Charge offs for 2015 were primarily comprised of the single loan relationship mentioned earlier for 28 single-family properties with a total charge off amount of $572,000.  That charge off was previously provisioned as a specific reserve within the allowance for loan losses.  Specific valuation allowances established for impaired loans totaled $999,000 at March 31, 2015, as compared to $1.6 million at December 31, 2014.
Loans past due 30 days or more as of March 31, 2015, excluding purchased credit-impaired loans, were $6.1 million, or 1.85% of net loans, as compared to $6.6 million, or 1.98%, at December 31, 2014.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of March 31, 2015 were $8.7 million, as compared to $10.7 million at December 31, 2014. The decrease was primarily attributable to the above mentioned charge off of 28 single-family properties. Troubled debt restructured loans that were less than 90 days past due included in total non-performing loans were $3.5 million as of March 31, 2015, as compared to $3.6 million as of December 31, 2014. Non-performing loans as a percent of net loans were 2.66% and 3.24%, respectively, for those periods.
Although management believes that its allowance for loan losses at March 31, 2015 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.
Other assets decreased, period to period, a total of $851,000, or 28.0%, primarily as a result of changes in prepaid asset balances and a decrease in the deferred tax asset primarily relating to unrealized gains on available-for-sale securities.
Deposits totaled $391.3 million at March 31, 2015, a decrease of $5.8 million, or 1.5%, from total deposits of $397.1 million at December 31, 2014. During the three-month period, noninterest-bearing deposit accounts increased by 6.3%, or $3.3 million, while interest-bearing deposits decreased approximately 2.6%, or $9.0 million, primarily in certificate of deposit accounts, which declined $3.6 million, and NOW accounts, which declined $7.7 million. Savings accounts increased $2.0 million, period to period, from $58.7 million at December 31, 2014 to $60.7 million at March 31, 2015.

Borrowings by the Corporation increased period to period from $54.9 million as of December 31, 2014, to $58.9 million as of March 31, 2015, as the Corporation used relatively low rate Federal Home Loan Bank advances to provide the liquidity needs related to the reduction in deposits described above and to fund near term growth in a cost effective manner. The weighted average rate of the Corporation’s advances outstanding from the Federal Home Loan Bank of Indianapolis at March 31, 2015 was 2.58%.  This compared to a weighted average rate of 2.80% at December 31, 2014.  At March 31, 2015, borrowings of the Corporation included federal funds purchased through correspondent banking relationships of $194,000.  This compares to $4.2 million in such funds at December 31, 2014.
Other liabilities totaled $5.0 million at March 31, 2015, an increase of $462,000 from the $4.6 million at December 31, 2014, primarily due to changes in escrowed balances and accrued expenses.
Stockholders’ equity totaled $54.3 million at March 31, 2015, an increase of $1.6 million, or 3.0%, from $52.7 million at December 31, 2014. The increase was primarily due to the $685,000 increase in net unrealized gains on available-for-sale securities, net of tax, from $751,000 at December 31, 2014 to $1.4 million at March 31, 2015. The fluctuation in net unrealized gains on available-for-sale securities was accompanied by net income of $1.5 million, offset by dividends to common shareholders of $578,000. Dividends to common shareholders for the three-month period were $.23 per share.
The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2015, the Bank’s regulatory capital exceeded all applicable minimum regulatory capital requirements.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
General
The Corporation’s net income for the three months ended March 31, 2015 totaled $1.5 million, an increase of $387,000, or 36.3%, from the net income of $1.1 million reported for the period ended March 31, 2014. The increase in net income for the 2015 period as compared to 2014 was attributable to a combination of factors. Net interest income increased $472,000, or 12.1%, from $3.9 million for the period ended March 31, 2014 to $4.4 million for the same period in 2015, a result of changing interest rates, increased average balances for interest earning assets, and interest recovered on previously charged off loans. Provision expense decreased $75,000 period to period, or 43.1%, from $174,000 for the three months ended March 31, 2014 to $99,000 for the three months ended March 31, 2015. Other income increased $102,000, primarily the result of increased loan sales into the secondary market, increased fees from deposit services, primarily debit card usage, and increased commissions from the Corporation’s wealth management division. Other expenses increased $171,000, from $3.4 million for the period ended March 31, 2014 to $3.6 million for the period ended March 31, 2015, primarily due to costs associated with branch overhead, including additional costs relative to the Jeffersonville branch added in 2014 and implementation of a captive insurance company.
Net Interest Income
Total interest income for the three months ended March 31, 2015 increased $394,000, period to period, from $4.8 million for the three-month period ended March 31, 2014 to $5.2 million for the same period in 2015, a result of increased average balances on interest-earning assets and recovery of interest from previously charged off loans. During March 2015, the Corporation, through legal efforts, recovered approximately $290,000 in previously charged off interest.
Total interest expense for the same period decreased slightly by $79,000, or 8.7%, from the $907,000 reported for the three months ended March 31, 2014 to $828,000 for the three months ended March 31, 2015. For the three months ended March 31, 2015, interest expense from deposits totaled $443,000, as compared to $516,000 for the same period in 2014. The decrease was primarily attributable to reduction of interest expense on fixed-maturity deposits. As certificates of deposit have matured over the past 12 months, the rate of renewing and newly issued certificates of deposit have been, on average, lower than the rates of the matured certificates of deposit. The cost of borrowings decreased $6,000, period to period, primarily as the result of the decrease in the average rate on borrowings. Total borrowings as of March 31, 2015 were $58.9 million, as compared to $42.7 million for the same period in 2014. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis. Federal Home Loan Bank of Indianapolis advances increased from $35.5 million at March 31, 2014 to $51.5 million as of March 31, 2015 as the Corporation locked in low rate money for growth opportunities and augmented liquidity. The average rate for the existing advances was 2.58% at March 31, 2015, as compared to 3.23% at March 31, 2014.
Net interest income was $4.4 million for the three-month period ended March 31, 2015, compared to $3.9 million for the same period in 2014, an increase of $472,000, or 12.1%, period to period, as increases in interest income were supplemented by slight reductions in interest expense period to period. The net interest margin for the three-month period ended March 31, 2015 was 3.71% as compared to 3.51% for the comparable period in 2014, with the variance primarily due to the above mentioned interest recovery. For the years ended December 31, 2014 and 2013, the net interest margins were 3.47% and 3.41%, respectively.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $99,000 provision for losses on loans for the three months ended March 31, 2015, $75,000 lower than the amount expensed for the same period in 2014. The change in the level of the provision expense period to period reflected improvements in the economy overall, and stabilization in loan performance trends in general. Loans past due 30 days or more (excluding purchased credit-impaired loans) decreased $513,000 from December 31, 2014 to March 31, 2015.  Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of March 31, 2015 were $8.7 million, as compared to $10.7 million at December 31, 2014, a decrease of $2.0 million, or 18.7%.
While management believes that the allowance for losses is adequate at March 31, 2015, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income increased by $102,000, or 9.9%, during the three months ended March 31, 2015 to $1.1 million, as compared to the $1.0 million reported for the same period in 2014. The increase was due primarily to an increase in gains on the sale of loans into the secondary market, with $148,000 in gains for the three-month period ended March 31, 2015, as compared to $78,000 for the same period in 2014. Sales of conventional mortgages into the secondary market increased from the levels a year earlier with proceeds from sales to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the three months ended March 31, 2015 at $4.2 million as compared to $2.8 million for the three months ended March 31, 2014.  Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.
Other Expenses
Total other expenses increased period to period, with a net increase of $171,000, or 5.0%, for the quarter ended March 31, 2015 as compared to March 31, 2014. The most significant changes were:
•	Salaries and employee benefits increased 4.0%, period to period, reflecting increased salary costs and increased costs associated with group insurance.

•	Professional fees increased $42,000, primarily the result of the implementation of a captive insurance company.
•	Other expenses increased by $75,000, primarily as a result of expenses associated with the captive insurance company.
Income Taxes
Income tax expense of $368,000 was recorded for the three-month period ended March 31, 2015, as compared to $277,000 for the comparable period in 2014. For the 2015 period, the Corporation had pre-tax income of $1.8 million, as compared to $1.3 million for the 2014 period. The effective tax rate was 20.2% for the three-month period ended March 31, 2015, as compared to 20.6% for the same period in 2014. The tax calculations for both periods include the benefit of tax-exempt income from loans and other investments, partially offset by the effect of nondeductible expenses. The decrease in the effective tax rate, period to period, was primarily attributable to increased tax exempt loan income as a percentage of net income in 2015 as compared to the same period in 2014.
Other
The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.
Liquidity Resources
Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits and borrowings, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. The Bank borrows from the Federal Home Loan Bank of Indianapolis (FHLBI). At March 31, 2015, the Bank had $51.5 million in such borrowings outstanding, with a $10.0 million overdraft line of credit immediately available. An additional $40.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $63.4 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. The Bank also maintains an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (“CDARS”) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank has the ability to borrow from the Federal Reserve Bank Discount Window, and through federal funds purchased arrangements with other correspondent banks. At March 31, 2015, the Bank had commitments to fund loan originations and loans in process of $22.0 million, unused home equity lines of credit of $26.0 million and unused commercial lines of credit of $23.6 million. Commitments to sell loans as of that date were $2.2 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for Smaller Reporting Companies.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended March 31, 2015: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: May 14, 2015	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended March 31, 2015: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

Attached