Form 10-Q
period 2015-06-30
RIVER VALLEY BANCORP
filed 2015-08-12
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of August 12, 2015, was 2,513,696.

RIVER VALLEY BANCORP
FORM 10-Q

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$4,177	$5,971
Interest-bearing demand deposits	12,166	598
Federal funds sold	1,927	6,695
Cash and cash equivalents	18,270	13,264
Interest-bearing deposits	2,964	1,984
Investment securities available-for-sale	134,348	128,885
Loans held for sale	-	423
Loans	336,753	336,000
Allowance for loan losses	(3,675)	(4,005)
Net loans	333,078	331,995
Premises and equipment, net	9,573	9,707
Real estate, held for sale	599	983
Federal Home Loan Bank stock	3,127	3,796
Interest receivable	2,233	2,391
Cash value of life insurance	12,632	12,477
Goodwill	200	200
Core deposit intangibles	300	334
Other assets	2,751	3,036
Total assets	$520,075	$509,475

Liabilities
Deposits
Noninterest-bearing	$55,756	$51,986
Interest-bearing	349,345	345,097
Total deposits	405,101	397,083
Borrowings	55,717	54,872
Interest payable	206	209
Other liabilities	5,168	4,569
Total liabilities	466,192	456,733

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 2,513,696 and 2,513,696 shares	26,010	25,935
Retained earnings	27,901	26,056
Accumulated other comprehensive income (loss)	(28)	751
Total stockholders’ equity	53,883	52,742
Total liabilities and stockholders’ equity	$520,075	$509,475

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,277	$3,987	$8,652	$7,990
Investment securities	787	738	1,569	1,482
Interest-earning deposits and other	51	55	106	127
Total interest income	5,115	4,780	10,327	9,599

Interest Expense
Deposits	451	501	894	1,017
Borrowings	398	352	783	743
Total interest expense	849	853	1,677	1,760

Net Interest Income	4,266	3,927	8,650	7,839
Provision for loan losses	99	24	198	198
Net Interest Income After Provision for Loan Losses	4,167	3,903	8,452	7,641

Other Income
Service fees and charges	603	648	1,144	1,192
Net realized gains on sale of available-for-sale securities (includes $25, $158, $118 and $245, respectively, related to accumulated other comprehensive earnings reclassifications)	25	158	118	245
Net gains on loan sales	104	64	252	142
Interchange fee income	169	161	326	308
Increase in cash value of life insurance	77	42	155	124
Loss on premises held for sale	-	(111)	-	(111)
Gain (loss) on real estate held for sale	80	(139)	56	(159)
Other income	143	131	274	236
Total other income	1,201	954	2,325	1,977

Other Expenses
Salaries and employee benefits	1,881	1,847	3,796	3,688
Net occupancy and equipment expenses	481	486	999	1,023
Data processing fees	166	152	297	296
Advertising	125	140	253	239
Mortgage servicing rights	51	48	98	92
Office supplies	36	34	81	49
Professional fees	86	98	263	232
Federal Deposit Insurance Corporation assessment	91	105	178	210
Loan related expenses	103	109	197	243
Other expenses	409	371	856	736
Total other expenses	3,429	3,390	7,018	6,808

Income Before Income Tax	1,939	1,467	3,759	2,810
Income tax expense (includes $9, $54, $40 and $83, respectively, related to income tax expense from reclassification items)	391	326	758	604

Net Income	1,548	1,141	3,001	2,206
Preferred stock dividends	-	91	-	181
Net Income Available to Common Stockholders	$1,548	$1,050	$3,001	$2,025

Basic earnings per common share	$.62	$.68	$1.19	$1.32
Diluted earnings per common share	.62	.68	1.19	1.32
Dividends per share	.23	.23	.46	.44
See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)

Net income	$1,548	$1,141	$3,001	$2,206
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available-for-sale
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $773, $(487), $347 and $(986)	(1,448)	894	(701)	1,831
Less: Reclassification adjustment for gains included in net income, net of tax expense of $9, $54, $40 and $83	16	104	78	162
	(1,464)	790	(779)	1,669
Comprehensive income	$84	$1,931	$2,222	$3,875

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Operating Activities
Net income	$3,001	$2,206
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	198	198
Depreciation and amortization	381	407
Investment securities gains	(118)	(245)
Loans originated for sale in the secondary market	(7,327)	(4,873)
Proceeds from sale of loans in the secondary market	7,916	4,778
Gain on sale of loans	(252)	(142)
Amortization of net loan origination cost	5	73
Net accretion relative to purchased loans	(280)	(111)
Loss on premises held for sale	-	111
Loss (gain) on real estate held for sale	(56)	159
Stock compensation expense	75	-
Net change in
Interest receivable	158	419
Interest payable	(3)	(44)
Other adjustments	1,308	699
Net cash provided by operating activities	5,006	3,635

Investing Activities
Purchase of interest-bearing deposits	(980)	-
Purchases of securities available-for-sale	(16,756)	(15,524)
Proceeds from maturities and pay-down of securities available-for-sale	4,655	8,007
Proceeds from sales of securities available-for-sale	5,393	10,156
Net change in loans	(2,459)	(2,984)
Purchases of premises and equipment	(258)	(925)
Proceeds from sale of real estate acquired through foreclosure	1,890	132
Proceeds from sale of FHLB of Indianapolis stock	669	-
Other investing activity	8	2
Net cash used in investing activities	(7,838)	(1,136)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	12,764	17,066
Certificates of deposit	(4,746)	(10,493)
Short-term borrowings	(4,155)	-
Proceeds from borrowings	20,000	10,000
Repayment of borrowings	(15,000)	(17,000)
Cash dividends	(1,156)	(826)
Proceeds from exercise of stock options	-	111
Advances by borrowers for taxes and insurance	131	98
Net cash provided by (used in) financing activities	7,838	(1,044)

Net Change in Cash and Cash Equivalents	5,006	1,455
Cash and Cash Equivalents, Beginning of Period	13,264	10,244
Cash and Cash Equivalents, End of Period	$18,270	$11,699

Additional Cash Flows and Supplementary Information
Interest paid	$1,680	$1,804
Transfers to real estate held for sale	1,453	1,524
Dividends declared not paid	578	353

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
NOTE 1: BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Corporation as of that date.
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
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$1,548	$1,141	$3,001	$2,206
Allocated to preferred stock	-	91	-	181
Allocated to participating securities	15	-	29	-
Net income allocated to common shareholders	$1,533	$1,050	$2,972	$2,025

Weighted average common shares outstanding, gross	2,513,696	1,537,229	2,513,696	1,535,292
Less: Average participating securities	24,000	-	24,000	-
Weighted average common shares outstanding, net	2,489,696	1,537,229	2,489,696	1,535,292
Effect of diluted based awards	3,349	3,872	3,091	4,254
Weighted average shares and common stock equivalents	2,493,045	1,541,101	2,492,787	1,539,546
Basic	$0.62	$0.68	$1.19	$1.32
Diluted	$0.62	$0.68	$1.19	$1.32
Options excluded from the calculation due to their anti-dilutive effect on earnings per share	30,000	-	30,000	-

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014, respectively.
		June 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(Unaudited; In Thousands)

Federal agencies	$33,734	$-	$33,734	$-
State and municipal	46,149	-	46,149	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,149	-	51,149	-
Corporate	3,316	-	1,999	1,317
Total	$134,348	$-	$133,031	$1,317

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(In Thousands)

Federal agencies	$31,622	$-	$31,622	$-
State and municipal	42,200	-	42,200	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,741	-	51,741	-
Corporate	3,322	-	2,000	1,322
Total	$128,885	$-	$127,563	$1,322

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated condensed balance sheets using significant unobservable (Level 3) inputs for the three-month and six-month periods ended June 30, 2015 and June 30, 2014:
	Available-for-Sale Securities
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	(Unaudited; In Thousands)

Beginning balance	$1,293	$1,365
Accretion	2	3
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	26	28
Settlements, including pay downs	(4)	(12)

Ending balance	$1,317	$1,384
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-for-Sale Securities
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Unaudited; In Thousands)

Beginning balance	$1,322	$1,268
Accretion	4	5
Total realized and unrealized gains and losses
Unrealized gains included in other comprehensive income	8	130
Settlements, including pay downs	(17)	(19)

Ending balance	$1,317	$1,384
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and six-month periods ended June 30, 2015 and June 30, 2014.
At June 30, 2015, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at June 30, 2015. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Nonrecurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.
Fair Value Measurements Using
As of June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)
Impaired loans	$ 12	$ -	$ -	$ 12

		Fair Value Measurements Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$3,357	$ -	$ -	$3,357

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

Sensitivity of Significant Unobservable Inputs
The following tables represent quantitative information about unobservable Level 3 fair value measurements at June 30, 2015 and December 31, 2014:
	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Unaudited; In Thousands)

Impaired loans	$12	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available-for-sale

Corporate	$1,317	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(In Thousands)
Impaired loans	$3,357	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available-for-sale

Corporate	$1,322	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%

Following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring and nonrecurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Securities Available-for-sale – Pooled Trust Preferred Securities
Pooled trust preferred securities are collateralized debt obligations backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value.
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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
June 30, 2015:
Assets
Cash and cash equivalents	$18,270	$18,270	$-	$-
Interest-bearing deposits	2,964	2,964	-	-
Loans, net of allowance for losses	333,078	-	341,625	-
Stock in Federal Home Loan Bank	3,127	-	3,127	-
Interest receivable	2,233	-	2,233	-
Liabilities
Deposits	405,101	-	405,293	-
Borrowings	55,717	-	49,859	7,009
Interest payable	206	-	206	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
December 31, 2014:
Assets
Cash and cash equivalents	$13,264	$13,264	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	423	-	423	-
Loans, net of allowance for losses	331,995	-	340,790	-
Stock in Federal Home Loan Bank	3,796	-	3,796	-
Interest receivable	2,391	-	2,391	-
Liabilities
Deposits	397,083	-	397,388	-
Borrowings	54,872	4,155	44,920	7,218
Interest payable	209	-	209	-

NOTE 5: INVESTMENT SECURITIES
The amortized cost and approximate fair values of securities as of June 30, 2015 and December 31, 2014 are as follows:
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$33,812	$137	$(215)	$33,734
State and municipal	45,654	919	(424)	46,149
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,313	241	(405)	51,149
Corporate	3,623	-	(307)	3,316
Totals	$134,402	$1,297	$(1,351)	$134,348

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Federal agencies	$31,894	$147	$(419)	$31,622
State and municipal	40,710	1,537	(47)	42,200
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,533	558	(350)	51,741
Corporate	3,636	2	(316)	3,322
Totals	$127,773	$2,244	$(1,132)	$128,885

The amortized cost and fair value of available-for-sale securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)

Within one year	$5,004	$5,045
One to five years	28,794	28,759
Five to ten years	14,123	14,341
After ten years	35,168	35,054
	83,089	83,199
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,313	51,149
Totals	$134,402	$134,348

No securities were pledged at June 30, 2015 or at December 31, 2014 to secure FHLB advances. Securities with a carrying value of $23,660,000 and $28,071,000 were pledged at June 30, 2015 and December 31, 2014, respectively, to secure public deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available-for-sale during the three-month periods ended June 30, 2015 and 2014 were $2,552,000 and $1,892,000. Gross gains of $30,000 and $158,000 resulting from sales and calls of available-for-sale securities were realized for the three-month periods ended June 30, 2015 and 2014, respectively. There were gross losses of $5,000 realized for the three-month period ended June 30, 2015, and no gross losses realized for the three-month period ended June 30, 2014.
Proceeds from sales of securities available-for-sale during the six-month periods ended June 30, 2015 and 2014 were $5,393,000 and $10,156,000. Gross gains of $123,000 and $437,000 resulting from sales and calls of available-for-sale securities were realized for the six-month periods ended June 30, 2015 and 2014, respectively. Gross losses of $5,000 were realized for the six-month period ended June 30, 2015, and gross losses of $192,000 were realized for the six-month period ended June 30, 2014.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 was $72,342,000, which is approximately 53.9% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2014 was $44,161,000, which represented approximately 34.3% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income and the noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:
	June 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)
Federal agencies	$8,464	$(36)	$10,817	$(179)	$19,281	$(215)
State and municipal	19,741	(403)	523	(21)	20,264	(424)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	24,919	(231)	5,062	(174)	29,981	(405)
Corporate	2,207	(4)	609	(303)	2,816	(307)
Total temporarily impaired securities	$55,331	$(674)	$17,011	$(677)	$72,342	$(1,351)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$12,302	$(178)	$8,756	$(241)	$21,058	$(419)
State and municipal	1,651	(14)	2,706	(33)	4,357	(47)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	6,230	(74)	10,697	(276)	16,927	(350)
Corporate	724	(1)	1,095	(315)	1,819	(316)
Total temporarily impaired securities	$20,907	$(267)	$23,254	$(865)	$44,161	$(1,132)

Federal Agencies
The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2015.
State and Municipal
The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities
The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2015.
Corporate Securities
The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The ALESCO 9A issue had an unrealized loss at June 30, 2015 of $304,000. The PRETSL XXVII issue was also at an unrealized loss of $2,600 at June 30, 2015. This compares to December 31, 2014, which showed unrealized losses on both ALESCO 9A and PRETSL XXVII of $313,000 and $1,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated A2 and A1, respectively, by Moody’s indicating these securities are considered upper medium-grade quality and subject to low credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.21% of the book value of the Corporation’s investment portfolio and approximately 0.98% of market value at June 30, 2015. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at June 30, 2015.
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

The carrying amount of those loans included in the balance sheet as loans receivable at June 30, 2015 and December 31, 2014 were (in thousands):
	June 30, 2015	December 31, 2014
	(Unaudited)

Construction/Land	$131	$682
One-to-four family residential	1,333	1,400
Multi-family residential	-	-
Nonresidential real estate and agricultural land	555	568
Commercial	23	24
Consumer and other	23	29
Outstanding balance of acquired credit-impaired loans	2,065	2,703
Fair value adjustment for credit-impaired loans	(602)	(830)
Carrying balance of acquired credit-impaired loans	$1,463	$1,873

Accretable yield, or income expected to be collected is as follows:
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(Unaudited; In Thousands)

Balance at the beginning of the period	$1,202	$1,262
Additions	-	-
Accretion	(217)	(300)
Reclassification from non-accretable difference	44	(67)
Disposals	-	-
Balance June 30, 2015	$1,029	$1,029

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(Unaudited; In Thousands)

Balance at the beginning of the period	$1,266	$1,345
Additions	-	-
Accretion	(97)	(210)
Reclassification from non-accretable difference	142	176
Disposals	-	-
Balance June 30, 2014	$1,311	$1,311

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

During the three months and six months ended June 30, 2015, increases and decreases to the allowance for loan losses for loans acquired with deteriorated credit quality were immaterial to financial reporting.
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
The following table presents the breakdown of loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In Thousands)
Construction/Land	$25,864	$26,055
One-to-four family residential	130,888	133,904
Multi-family residential	21,284	20,936
Nonresidential	127,434	122,894
Commercial	27,451	27,861
Consumer	3,987	3,894
	336,908	335,544
Unamortized deferred loan costs	518	513
Undisbursed loans in process	(673)	(57)
Allowance for loan losses	(3,675)	(4,005)
Total loans	$333,078	$331,995

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

The following tables present the activity in the allowance for loan losses for the three and six-month periods ended June 30, 2015 and 2014, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of June 30, 2015 and December 31, 2014.
	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended June 30, 2015 Balances at beginning of period:	$906	$1,423	$23	$1,160	$141	$1	$3,654
Provision for losses	16	45	(16)	60	(39)	33	99
Loans charged off	-	(83)	-	-	(15)	(29)	(127)
Recoveries on loans	-	2	20	20	-	7	49
Balances at end of period	$922	$1,387	$27	$1,240	$87	$12	$3,675

Six Months Ended June 30, 2015 Balances at beginning of period:	$740	$1,977	$28	$1,107	$151	$2	$4,005
Provision for losses	115	60	(20)	42	(46)	47	198
Loans charged off	-	(654)	-	-	(18)	(57)	(729)
Recoveries on loans	67	4	19	91	-	20	201
Balances at end of period	$922	$1,387	$27	$1,240	$87	$12	$3,675

As of June 30, 2015 Allowance for losses:
Individually evaluated for impairment:	$391	$183	$-	$310	$16	$-	$900
Collectively evaluated for impairment:	531	1,089	27	877	71	12	2,607
Loans acquired with a deteriorated credit quality:	-	115	-	53	-	-	168
Balances at end of period	$922	$1,387	$27	$1,240	$87	$12	$3,675

Loans:
Individually evaluated for impairment:	$3,334	$3,275	$-	$3,245	$180	$-	$10,034
Collectively evaluated for impairment:	22,477	126,619	21,284	123,791	27,258	3,982	325,411
Loans acquired with a deteriorated credit quality:	53	994	-	398	13	5	1,463
Balances at end of period	$25,864	$130,888	$21,284	$127,434	$27,451	$3,987	$336,908

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended June 30, 2014 Balances at beginning of period:	$694	$1,524	$414	$1,378	$176	$10	$4,196
Provision for losses	(18)	(33)	400	(311)	(31)	17	24
Loans charged off	-	(137)	(511)	(61)	-	(35)	(744)
Recoveries on loans	-	37	-	226	7	16	286
Balances at end of period	$676	$1,391	$303	$1,232	$152	$8	$3,762

Six Months Ended June 30, 2014 Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	-	223	410	(404)	(51)	20	198
Loans charged off	-	(621)	(511)	(72)	-	(73)	(1,277)
Recoveries on loans	-	40	-	238	14	39	331
Balances at end of period	$676	$1,391	$303	$1,232	$152	$8	$3,762

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(In Thousands)
As of December 31, 2014 Allowance for losses:
Individually evaluated for impairment:	$391	$816	$-	$310	$76	$-	$1,593
Collectively evaluated for impairment:	349	1,023	28	745	75	2	2,222
Loans acquired with a deteriorated credit quality:	-	138	-	52	-	-	190
Balances at end of period	$740	$1,977	$28	$1,107	$151	$2	$4,005

Loans:
Individually evaluated for impairment:	$4,047	$4,448	$1,013	$3,315	$379	$8	$13,210
Collectively evaluated for impairment:	21,597	128,421	19,923	119,176	27,468	3,876	320,461
Loans acquired with a deteriorated credit quality:	411	1,035	-	403	14	10	1,873
Balances at end of period	$26,055	$133,904	$20,936	$122,894	$27,861	$3,894	$335,544

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of June 30, 2015 and December 31, 2014. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for these periods.
June 30, 2015	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction/Land	$25,864	$22,446	$1,511	$1,907	$-
1-4 family residential	130,888	123,363	3,076	4,367	82
Multi-family residential	21,284	21,243	41	-	-
Nonresidential	127,434	122,223	2,085	3,083	43
Commercial	27,451	27,201	6	244	-
Consumer	3,987	3,973	-	14	-
Total loans	$336,908	$320,449	$6,719	$9,615	$125

December 31, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction/Land	$26,055	$21,907	$31	$4,117	$-
1-4 family residential	133,904	124,969	2,817	6,013	105
Multi-family residential	20,936	19,881	42	1,013	-
Nonresidential	122,894	117,336	2,486	2,923	149
Commercial	27,861	27,432	9	355	65
Consumer	3,894	3,875	-	19	-
Total loans	$335,544	$315,400	$5,385	$14,440	$319

Credit Quality Indicators
The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually on an ongoing basis by classifying the loans as to credit risk and assigning grade classifications. Loan grade classifications of special mention, substandard, doubtful, or loss are reported to the Corporation’s board of directors monthly. The Corporation uses the following definitions for credit risk grade classifications:
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
The following tables present the Corporation’s loan portfolio aging analysis as of June 30, 2015 and December 31, 2014:
June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(Unaudited; In Thousands)
Construction/Land	$-	$5	$-	$5	$25,806	$53	$25,864
1-4 family residential	446	792	718	1,956	127,938	994	130,888
Multi-family residential	-	-	-	-	21,284	-	21,284
Nonresidential	1,305	122	1,970	3,397	123,639	398	127,434
Commercial	76	-	7	83	27,355	13	27,451
Consumer	-	1	15	16	3,966	5	3,987
	$1,827	$920	$2,710	$5,457	$329,988	$1,463	$336,908

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(In Thousands)
Construction/Land	$-	$-	$187	$187	$25,457	$411	$26,055
1-4 family residential	418	760	2,855	4,033	128,836	1,035	133,904
Multi-family residential	-	-	-	-	20,936	-	20,936
Nonresidential	458	-	1,745	2,203	120,288	403	122,894
Commercial	-	-	116	116	27,731	14	27,861
Consumer	25	10	10	45	3,839	10	3,894
	$901	$770	$4,913	$6,584	$327,087	$1,873	$335,544

At June 30, 2015, there was one consumer loan of $7,000, two 1-4 family residential loans totaling $74,000, and a single commercial loan of $1,000 that were past due 90 days or more and accruing. At December 31, 2014, there were four loans, totaling $28,000, that were past due 90 days or more and accruing. Of those, there was one commercial loan of $25,000, a 1-4 family residential loan in the amount of $1,000, and the remaining $2,000 was for two consumer loans.

The following table presents the Corporation’s nonaccrual loans as of June 30, 2015 and December 31, 2014, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more (in thousands).
	June 30, 2015	December 31, 2014
	(Unaudited)

Construction/Land	$1,819	$2,148
One-to-four family residential	2,926	4,214
Multi-family residential	-	1,013
Nonresidential and agricultural land	3,187	3,132
Commercial	121	230
Consumer and other	14	8
Total nonaccrual loans	$8,067	$10,745

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
The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of June 30, 2015 (unaudited; in thousands):
Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$1,664	$1,664	$-
1-4 family residential	2,706	3,290	-
Multi-family residential	-	-	-
Nonresidential	2,307	2,331	-
Commercial	158	160	-
Consumer	-	-	-
	$6,835	$7,445	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction/Land	$1,670	$1,684	$391
1-4 family residential	569	581	183
Multi-family residential	-	-	-
Nonresidential	938	938	310
Commercial	22	22	16
Consumer	-	-	-
	$3,199	$3,225	$900

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance

Construction Land	$3,334	$3,348	$391
1-4 family residential	3,275	3,871	183
Multi-family residential	-	-	-
Nonresidential	3,245	3,269	310
Commercial	180	182	16
Consumer	-	-	-
	$10,034	$10,670	$900

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014.
	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction/Land	$3,623	$40	$4,088	$45
1-4 family residential	3,554	53	4,977	46
Multi-family residential	-	-	1,004	7
Nonresidential	3,268	29	3,890	37
Commercial	278	7	334	10
Consumer	-		-	-
	$10,723	$129	$14,293	$145

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)

Construction/Land	$3,746	$73	$4,141	$79
1-4 family residential	3,599	93	5,311	93
Multi-family residential	-	-	1,021	12
Nonresidential	3,231	54	3,982	64
Commercial	312	15	347	11
Consumer	4	-	-	-
	$10,892	$235	$14,802	$259

For the three and six months ended June 30, 2015, interest income recognized on a cash basis included above was $92,000 and $157,000, respectively. For the three and six months ended June 30, 2014, interest income recognized on a cash basis included above was $110,000 and $184,000, respectively.

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
Loans reported as TDR as of June 30, 2015 totaled $6.5 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $4.3 million at June 30, 2015. The remaining TDR loans, totaling $2.2 million, were accruing at June 30, 2015 and reported as performing loans.
All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.
At June 30, 2015, the Corporation had 25 loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following tables present information regarding troubled debt restructurings by class as of the three-month and six-month periods ended June 30, 2015 and  2014, and new troubled debt restructuring for the three-month and six-month periods ended June 30, 2015 and 2014:
	For the Three Months Ended June 30, 2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	2	$1,504	$1,504
One-to-four family residential	3	331	328
Multi-family residential	-	-	-
Nonresidential and agricultural land	-	-	-
Commercial	1	60	50
Consumer	-	-	-
	6	$1,895	$1,882

	For the Three Months Ended June 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	1	$2,229	$2,270
One-to-four family residential	3	229	228
Multi-family residential	1	1,068	1,083
Nonresidential and agricultural land	1	200	163
Commercial	3	71	71
Consumer	-	-	-
	9	$3,797	$3,815

	For the Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	6	$3,324	$3,324
One-to-four family residential	3	331	328
Multi-family residential	-	-	-
Nonresidential and agricultural land	-	-	-
Commercial	2	76	66
Consumer	-	-	-
	11	$3,731	$3,718

	For the Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	2	$2,448	$2,488
One-to-four family residential	6	2,121	2,391
Multi-family residential	1	1,068	1,083
Nonresidential and agricultural land	1	200	163
Commercial	4	71	87
Consumer	-	-	-
	14	$5,908	$6,212

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the three months ended June 30, 2015 and 2014.
June 30, 2015	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$1,504	$-	$1,504
One-to-four family residential	-	328	-	328
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	50	50
Consumer	-	-	-	-
	$-	$1,832	$50	$1,882

June 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$-	$2,270	$2,270
One-to-four family residential	-	14	214	228
Multi-family residential	-	-	1,083	1,083
Nonresidential	-	-	163	163
Commercial	-	-	71	71
Consumer	-	-	-	-
	$-	$14	$3,801	$3,815

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the six months ended June 30, 2015 and 2014.
June 30, 2015	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$3,324	$-	$3,324
One-to-four family residential	-	328	-	328
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	66	66
Consumer	-	-	-	-
	$-	$3,652	$66	$3,718

June 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$-	$218	$2,270	$2,488
One-to-four family residential	-	110	2,281	2,391
Multi-family residential	-	-	1,083	1,083
Nonresidential	-	-	163	163
Commercial	-	-	87	87
Consumer	-	-	-	-
	$-	$328	$5,884	$6,212

No loans classified and reported as troubled debt restructured within the twelve months prior to June 30, 2015, defaulted during the three-month or six-month periods ended June 30, 2015.
The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.
Financial impact of these restructurings was immaterial to the financials of the Corporation at June 30, 2015 and 2014.
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

NOTE 9: STOCK BASED COMPENSATION

The Corporation’s shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) at the April 16, 2014 Annual Meeting of the Corporation. Under the terms of the 2014 Plan, the Corporation may issue or deliver to participants up to 150,000 shares of the Corporation’s common stock pursuant to grants of incentive and non-qualified stock options, restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. On July 15, 2014, the Corporation granted 30,000 stock options and 30,000 shares of restricted stock to its directors and officers pursuant to the terms of the 2014 Plan. The stock options and restricted stock awards vest over a period of four to nine years with certain stock options and awards vesting immediately. Stock based compensation expense, including expense related to stock options and awards issued in prior periods, was $38,000 and $3,000 for the three months ended June 30, 2015 and 2014, respectively, and was $75,000 and 6,000 for the six months ended June 30, 2015 and 2014, respectively.
NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, FASB, in joint cooperation with the International Accounting Standards Board, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of revenue recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a common framework and reduces the number of requirements which an entity must consider in recognizing revenue and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. On April 1, 2015, FASB approved issuing an exposure draft to defer the effective date of this ASU for one year, and giving companies the option to early adopt using the original effective dates.  The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
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
The final rules set forth certain changes for the calculation of risk-weighted assets, which we are required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.
As of June 30, 2015, the Bank met all requirements as a “well capitalized” depository institution.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended June 30, 2015.
Valuation of Mortgage Servicing Rights
The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of June 30, 2015, mortgage servicing rights had a carrying value of $576,000.
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
FINANCIAL CONDITION
At June 30, 2015, the Corporation’s consolidated assets totaled $520.1 million, an increase of $10.6 million, or 2.08%, from the December 31, 2014 total. The change was primarily the result of a $5.0 million, or 37.7%, increase in cash and cash equivalents and a $5.5 million, or 4.2%, increase in investments available for sale.   Net loans receivable increased only slightly, period to period.
Cash and cash equivalents increased from $13.3 million as of December 31, 2014 to $18.3 million as of June 30, 2015, primarily due to public fund deposits during the period.

Available-for-sale securities increased $5.5 million, or 4.2%, over the period, from $128.9 million as of December 31, 2014 to $134.3 million as of June 30, 2015, despite a $1.2 million decrease in market value, period to period. The change was a result of the impact of a net unrealized loss on the portfolio of $54,000 at June 30, 2015, compared to an unrealized gain of $1.1 million as of December 31, 2014, as the bond markets fluctuated.
Net loans, excluding loans held for sale, increased $1.1 million, or a slight 0.3%, from $332.0 million at December 31, 2014 to $333.1 million at June 30, 2015. Over the same period, $1.5 million in non-performing loans moved from the portfolio into real estate held for sale. Sales of conventional mortgages into the secondary market increased from the levels a year earlier with proceeds from sales to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) for the six months ended June 30, 2015 at $7.9 million compared to $4.8 million in sales proceeds for the six months ended June 30, 2014, an increase of approximately 65.7%. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.
The Corporation’s consolidated allowance for loan losses totaled $3.7 million, or 1.1% of gross loans, at June 30, 2015, a decrease of  8.2% from $4.0 million, or 1.2% of gross loans, at December 31, 2014. The decrease was primarily due to the decline in specific reserves needed on impaired loans, improvements in the local and economic conditions, and the stabilization of loan performance trends. Specific valuation allowances established for impaired loans declined to $900,000 at June 30, 2015 from $1.6 million at December 31, 2014, as certain loans with specific reserves at December 31, 2014 were charged off during the six months ended June 30, 2015. For the six-month period ended June 30, 2015, $198,000 was expensed and placed in the reserve, the same as for the same period in 2014. Charge offs for the six-month period ended June 30, 2015 of $729,000, primarily one-to-four residential mortgage and commercial purpose loans, were partially offset by recoveries of $201,000. Charge offs for the 2015 period were largely comprised of loans to one borrower which totaled $572,000 and were partially reserved for at December 31, 2014. This compares to charge offs and recoveries for the six-month period ended June 30, 2014 of $1.3 million and $331,000, respectively.
Loans past due 30 days or more as of June 30, 2015, excluding purchased credit-impaired loans, were $5.5 million, or 1.64% of net loans, as compared to $6.6 million, or 1.98%, at December 31, 2014.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of June 30, 2015 were $8.0 million, as compared to $10.7 million at December 31, 2014.  Troubled debt restructured loans that were less than 90 days past due included in total non-performing loans were $3.4 million as of June 30, 2015, as compared to $3.6 million as of December 31, 2014. Non-performing loans as a percent of net loans were 2.40% and 3.24%, respectively, for those periods.
Although management believes that its allowance for loan losses at June 30, 2015 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.
Deposits totaled $405.1 million at June 30, 2015, an increase of $8.0 million, or 2.0%, from total deposits of $397.1 million at December 31, 2014. During the six-month period, noninterest-bearing deposit accounts increased by 7.3%, or $3.8 million, while interest-bearing deposits increased approximately 1.2%, or $4.2 million. The fluctuations were distributed across all deposit types, with the greatest increases being in savings accounts ($5.3 million), money market deposit accounts ($3.6 million) and noninterest-bearing checking accounts ($3.8 million). The largest decrease, period to period, was in certificate of deposit accounts, which decreased $4.7 million. In the current rate environment, depositors still appear to be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.
Borrowings by the Corporation increased period to period from $54.9 million as of December 31, 2014, compared to $55.7 million as of June 30, 2015, as the Corporation used borrowings to fund short term liquidity needs and near term growth in a cost effective manner.
Other liabilities totaled $5.2 million at June 30, 2015, an increase of $599,000 from $4.6 million at December 31, 2014, primarily due to net tax liabilities, slightly higher escrowed amounts, and increases in accrued expenses at June 30, 2015, as compared to December 31, 2014.

Stockholders’ equity totaled $53.9 million at June 30, 2015, an increase of $1.2 million, or 2.2%, from $52.7 million at December 31, 2014. The increase was primarily due to net income of $3.0 million and stock based compensation earned of $75,000, partially offset by dividends to common shareholders of $1.1 million and a $779,000 decrease in unrealized gains and losses on available-for-sale securities, net of tax, and stock based compensation expense of $75,000. The Corporation reported unrealized losses on available-for-sale securities, net of tax, of $28,000 at June 30, 2015 compared to $751,000 unrealized gains on available-for-sale securities, net of tax, at December 31, 2014.  Dividends to common shareholders for the six-month period were $.46 per share.
The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2015, the Bank’s regulatory capital exceeded all applicable minimum regulatory capital requirements.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014
General
The Corporation’s net income for the three months ended June 30, 2015 totaled $1.5 million, an increase of $407,000, or 35.7%, from the net income of $1.1 million reported for the period ended June 30, 2014. The increase in net income for the 2015 period as compared to 2014 was attributable to a combination of factors. Net interest income increased $339,000, or 8.6%, from $3.9 million for the period ended June 30, 2014 to $4.3 million for the same period in 2015, a result of both growth in earning assets and collection of additional accretion income from  the payoff of a large loan acquired with credit impairment from Dupont State Bank. Other income increased $247,000, primarily the result of increased loan sales into the secondary market and decreases in losses on premises and other real estate held for sale. The three-month period ended June 30, 2014 included net losses on premises held for sale of $111,000 and net losses on other real estate held for sale of $139,000, whereas the period in 2015 did not include any losses on premises and actually included a net gain on other real estate held for sale of $80,000.  The Corporation recorded $391,000 of income tax expense for the period in 2015, which was 20.2% of income before income taxes, compared to $326,000 of income tax expense for the period in 2014, which was 22.2%. The reduction in effective tax rate was primarily due to a higher percentage of income attributable to tax exempt interest income on loans and investment securities and tax exempt income on increased cash surrender value of life insurance.  The improvements in income components were partially offset by a $75,000 increase in provision expense for loan losses and a $39,000, or 1.2%, increase in other expenses.
Net Interest Income
Total interest income for the three months ended June 30, 2015 increased $335,000, or 7.0%, from $4.8 million at June 30, 2014 to $5.1 million at June 30, 2015. The increase was primarily the result of growth in earning assets and collection of additional accretion income from the payoff of a large loan acquired with credit impairment from Dupont State Bank.
Total interest expense for the same period decreased by $4,000, or 0.5%, from $853,000 for the three months ended June 30, 2014 to $849,000 for the three months ended June 30, 2015. For the three months ended June 30, 2015, interest expense from deposits totaled $451,000, as compared to $501,000 for the same period in 2014. The decrease was primarily attributable to reduced interest expense on fixed-maturity deposits as higher rate deposits matured and were replaced by lower rate deposits as well as continued shift from balances in certificates of deposit to non-maturity deposits. Interest expense on borrowings increased $46,000, period to period, as the result of the increase in average balance of borrowings, at lower average rates. The average balance of borrowings, and the average cost of borrowings, for the three-month period ending June 30, 2015 was $56,146 and 2.84% respectively. That compared to an average balance of $42,717 and an average cost of 3.31% for the same period in 2014. The Corporation borrows primarily from the Federal Home Loan Bank of Indianapolis (the “FHLBI”).
Net interest income was $4.3 million for the three-month period ended June 30, 2015, compared to $3.9 million for the same period in 2014, an increase of $339,000, or 8.6%, period to period, as slight increases in interest income were partially offset by increased interest expense period to period.

Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $99,000 provision for losses on loans for the three months ended June 30, 2015, $75,000 lower than the amount expensed for the same period in 2014.
While management believes that the allowance for losses is adequate at June 30, 2015, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income increased by $247,000, or 25.9%, during the three months ended June 30, 2015 to $1.2 million, as compared to $954,000 for the same period in 2014. The increase was primarily due to improvements in net gains and losses on sales of real estate and premises held for sale.  For the three-month period ended June 30, 2015 the Corporation recorded a net gain of $80,000 on the sale of real estate held for sale.  This compared to net losses on the sale and write down of foreclosed real estate and on premises held for sale of $139,000 and $111,000, respectively, for the three-month period ended June 30, 2014.  The increase in other income was also partially due to increased gains on the sale of loans into the secondary market, with $104,000 in gains for the three-month period ended June 30, 2015, compared to $64,000 for the same period in 2014.
Other Expenses
Total other expenses increased $39,000, or 1.2%, period to period, from June 30, 2014 to June 30, 2015. Salaries and employee benefits increased $34,000, or 1.8%, period to period, reflecting increased salary costs and increased costs associated with group insurance.  Data processing fees increased $14,000, or 9.2%, period to period.
Income Taxes
Tax expense of $391,000 was recorded for the three-month period ended June 30, 2015, as compared to $326,000 for the comparable period in 2014. For the 2015 period, the Corporation had pre-tax income of $1.9 million, as compared to $1.5 million for the 2014 period. The effective tax rate was 20.2% for the three-month period ended June 30, 2015, as compared to 22.2% for the same period in 2014. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The reduction in effective tax rate was primarily due to a higher percentage of income attributable to tax exempt interest income on loans and investment securities and tax exempt income on increased cash surrender value of life insurance.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
General
The Corporation’s net income for the six months ended June 30, 2015 was $3.0 million, compared to $2.2 for the 2014 period, an increase of $795,000, or 36.0%, period to period. The increase in net income for the 2015 period as compared to 2014 was primarily attributable to increases in interest income as the Corporation collected loan interest previously charged off and collected additional accretion income from the payoff of a large loan acquired with credit impairment from Dupont State Bank.
Net interest income increased $811,000, or 10.3%, from $7.8 million for the period ended June 30, 2014 to $8.7 million for the same period in 2015, a result of growth in earning assets, collection of interest income on loans previously charged off, and additional accretion income from the payoff of a large loan acquired with credit impairment from Dupont State Bank. Other income increased $348,000, or 17.6%, period to period, primarily the result of increased loan sales into the secondary market and improvements in net gains and losses on sales of real estate held for sale and premises held for sale. Other expenses increased $210,000, or 3.1%, from $6.8 million for the period ended June 30, 2014 to $7.0 million for the period ended June 30, 2015, primarily due to higher salaries and employee benefits and higher professional fees.
Net Interest Income
Total interest income for the six months ended June 30, 2015 increased $728,000, or 7.6%, from $9.6 million for the period ended June 30, 2015 to $10.3 million for the period ended June 30, 2015. The increase was due primarily to the collection of previously charged off interest, additional accretion income from the payoff of a large loan acquired with credit impairment from Dupont State Bank, and a combination of increased average balances in loans and investment securities, offset by decreased yields period to period.
Total interest expense for the same period decreased by $83,000, or 4.7%, from $1.8 million reported for the six months ended June 30, 2014 to $1.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2015, interest expense from deposits totaled $894,000, as compared to $1.0 million for the same period in 2014. The decrease was primarily attributable to reduced interest expense on fixed-maturity deposits as higher rate deposits matured and were replaced by lower rate deposits as well as continued shift from balances in certificates of deposit to non-maturity deposits. Interest expense on borrowings increased $40,000, or 5.4%, period to period, as the result of the increase in the average balance of borrowings outstanding during the comparative periods offset by decreases in the average rates paid on those borrowings. The Corporation borrows primarily from the FHLBI.
Net interest income was $8.7 million for the six-month period ended June 30, 2015, compared to $7.8 million for the same period in 2014, an increase of $811,000, or 10.3%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $198,000 provision for losses on loans for the six months ended June 30, 2015, which was the same as the amount expensed for the same period in 2014.
While management believes that the allowance for losses is adequate at June 30, 2015, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income
Other income increased by $348,000, or 17.6%, during the six months ended June 30, 2014 to $2.3 million, as compared to the $2.0 million reported for the same period in 2014. The increase was primarily due to improvements in net gains and losses on sales of real estate and premises held for sale.  During the six-month period ended June 30, 2015, the Corporation recorded a net gain of $56,000 on the sale of real estate held for sale, as compared to a net loss on real estate held for sale of $159,000 and a net loss on premises held for sale of $111,000 for the same period in 2014. The increase in other income was also due partially to an increase in gains on the sale of loans into the secondary market, with $252,000 in gains for the six-month period ended June 30, 2015, compared to $142,000 for the same period in 2014.
Other Expenses
Total other expenses increased $210,000, or 3.1%, for the six months ended June 30, 2015, compared to the same period ended June 30, 2014. Salaries and employee benefits increased $108,000, or 2.9%, period to period, reflecting increased salary costs and increased costs associated with group insurance.  Professional fees increased $31,000, or 13.4%, period to period, due to outsourcing of certain accounting and financial reporting functions in the 2015 period that were previously performed by employees of the Corporation in the same period in 2014.
Income Taxes
Tax expense of $758,000 was recorded for the six-month period ended June 30, 2015, as compared to $604,000 for the comparable period in 2014. For the 2015 period, the Corporation had pre-tax income of $3.8 million, as compared to $2.8 million for the 2014 period. The effective tax rate was 20.2% for the six-month period ended June 30, 2015, as compared to 21.5% for the same period in 2014. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The reduction in effective tax rate was primarily due to a higher percentage of income attributable to tax exempt interest income on loans and investment securities and tax exempt income on increased cash surrender value of life insurance.
Other
The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.
Liquidity Resources
Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits and borrowings, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. The Bank borrows from the Federal Home Loan Bank of Indianapolis (“FHLBI”). At June 30, 2015, the Bank had $48.5 million in such borrowings outstanding, with a $10.0 million overdraft line of credit immediately available. An additional $43.5 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $73.1 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. The Bank also maintains an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service (“CDARS”) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank has the ability to borrow from the Federal Reserve Bank Discount Window and through federal funds purchased arrangements with other correspondent banks. At June 30, 2015, the Bank had commitments to fund loan originations and loans in process of $18.0 million, unused home equity lines of credit of $25.8 million and unused commercial lines of credit of $21.2 million. Commitments to sell loans as of that date were $1.4 million. Generally, a significant portion of amounts available in lines of credit will not be drawn.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for Smaller Reporting Companies.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. The Corporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in regulations Sections 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
10(1)*	First Amendment to the Amended and Restated Director Deferred Compensation Master Agreement
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2015: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

_____________________________
*  Indicates exhibit that describes or evidences management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: August 12, 2015	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: August 12, 2015	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Vice President of Finance

EXHIBIT INDEX

No.	Description	Location
10(1)*	First Amendment to the Amended and Restated Director Deferred Compensation Master Agreement	Attached
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended June 30, 2015: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

Attached

_____________________________
*  Indicates exhibit that describes or evidences management contracts or compensatory plans or arrangements.