Form 10-Q
period 2015-09-30
RIVER VALLEY BANCORP
filed 2015-11-10
CIK 1015593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes  ☐          No  ☒
The number of shares of the Registrant’s common stock, without par value, outstanding as of November 9, 2015, was 2,513,696.

RIVER VALLEY BANCORP
FORM 10-Q

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
RIVER VALLEY BANCORP
Consolidated Condensed Balance Sheets
	September 30, 2015	December 31, 2014
	(Unaudited)
	(In Thousands, Except Share Amounts)
Assets
Cash and due from banks	$3,862	$5,971
Interest-bearing demand deposits	10,507	598
Federal funds sold	808	6,695
Cash and cash equivalents	15,177	13,264
Interest-bearing deposits	2,964	1,984
Investment securities available-for-sale	134,978	128,885
Loans held for sale	-	423
Loans	333,397	336,000
Allowance for loan losses	(3,727)	(4,005)
Net loans	329,670	331,995
Premises and equipment, net	9,514	9,707
Real estate, held for sale	492	983
Federal Home Loan Bank stock	3,127	3,796
Interest receivable	2,563	2,391
Cash value of life insurance	12,710	12,477
Goodwill	200	200
Core deposit intangibles	282	334
Other assets	2,025	3,036
Total assets	$513,702	$509,475

Liabilities
Deposits
Noninterest-bearing	$52,139	$51,986
Interest-bearing	348,519	345,097
Total deposits	400,658	397,083
Borrowings	50,967	54,872
Interest payable	199	209
Other liabilities	6,233	4,569
Total liabilities	458,057	456,733

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value
Authorized – 5,000,000 shares
Issued and outstanding – 2,513,696 and 2,513,696 shares	26,064	25,935
Retained earnings	28,611	26,056
Accumulated other comprehensive income	970	751
Total stockholders’ equity	55,645	52,742
Total liabilities and stockholders’ equity	$513,702	$509,475

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, Except Share Amounts)
Interest Income
Loans receivable	$4,103	$4,077	$12,756	$12,067
Investment securities	811	777	2,379	2,259
Interest-earning deposits and other	51	55	157	182
Total interest income	4,965	4,909	15,292	14,508

Interest Expense
Deposits	447	481	1,341	1,498
Borrowings	384	358	1,167	1,101
Total interest expense	831	839	2,508	2,599

Net Interest Income	4,134	4,070	12,784	11,909
Provision for loan losses	99	149	297	347
Net Interest Income After Provision for Loan Losses	4,035	3,921	12,487	11,562

Other Income
Service fees and charges	684	644	1,828	1,836
Net realized gains on sale of available-for-sale securities (includes $5, $0, $123 and $245, respectively, related to accumulated other comprehensive earnings reclassifications)	5	-	123	245
Net gains on loan sales	122	102	374	244
Interchange fee income	164	160	490	468
Increase in cash value of life insurance	78	61	233	185
Loss on premises held for sale	-	-	-	(111)
Loss on real estate held for sale	(113)	(35)	(57)	(194)
Other income	160	105	434	341
Total other income	1,100	1,037	3,425	3,014

Other Expenses
Salaries and employee benefits	1,967	1,953	5,763	5,641
Net occupancy and equipment expenses	509	504	1,508	1,525
Data processing fees	172	138	469	434
Advertising	123	165	376	404
Mortgage servicing rights	59	48	157	142
Office supplies	36	31	117	80
Professional fees	199	47	462	279
Federal Deposit Insurance Corporation assessment	84	105	263	315
Loan related expenses	99	138	296	381
Other expenses	434	388	1,288	1,124
Total other expenses	3,682	3,517	10,699	10,325

Income Before Income Tax	1,453	1,441	5,213	4,251
Income tax expense (includes $2, $0, $42 and $83, respectively, related to income tax expense from reclassification items)	166	322	924	926

Net Income	1,287	1,119	4,289	3,325
Preferred stock dividends	-	(91)	-	(272)
Net Income Available to Common Stockholders	$1,287	$1,028	$4,289	$3,053

Basic earnings per common share	$.51	$.42	$1.71	$1.66
Diluted earnings per common share	.51	.42	1.70	1.66
Dividends per share	.23	.23	.69	.67
See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)

Net income	$1,287	$1,119	$4,289	$3,325
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available-for-sale
Unrealized holding gains arising during the period, net of tax expense of $542, $154, $194 and $1,140	1,002	300	300	2,131
Less: Reclassification adjustment for gains included in net income, net of tax expense of $2, $0, $42 and $83	3	-	81	162
	999	300	219	1,969
Comprehensive income	$2,286	$1,419	$4,508	$5,294

See Notes to Consolidated Condensed Financial Statements.

RIVER VALLEY BANCORP
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Operating Activities
Net income	$4,289	$3,325
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	297	347
Depreciation and amortization	572	616
Investment securities gains	(123)	(245)
Loans originated for sale in the secondary market	(11,253)	(7,304)
Proceeds from sale of loans in the secondary market	11,931	7,802
Gain on sale of loans	(374)	(244)
Amortization of net loan origination cost	4	109
Net accretion relative to purchased loans	(308)	(135)
Loss on premises held for sale	-	111
Loss (gain) on real estate held for sale	57	194
Stock compensation expense	129	169
Net change in
Interest receivable	(172)	(114)
Interest payable	(10)	(56)
Other adjustments	2,500	986
Net cash provided by operating activities	7,539	5,561

Investing Activities
Purchase of interest-bearing deposits	(980)	-
Purchases of securities available-for-sale	(22,292)	(36,353)
Proceeds from maturities and paydowns of securities available for sale	10,492	11,877
Proceeds from sales of securities available-for-sale	5,897	10,156
Net change in loans	806	(8,189)
Purchases of premises and equipment	(391)	(1,079)
Proceeds from sale of real estate acquired through foreclosure	1,960	736
Proceeds from sale of FHLB of Indianapolis stock	669	-
Proceeds from Bank owned life insurance	-	256
Other investing activity	16	8
Net cash used in investing activities	(3,823)	(22,588)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand and savings deposits	9,647	21,915
Certificates of deposit	(6,072)	(19,828)
Short-term borrowings	(4,155)	4,164
Proceeds from borrowings	20,000	18,000
Repayment of borrowings	(19,750)	(25,000)
Cash dividends	(1,734)	(1,270)
Common shares issued	-	17,776
Proceeds from exercise of stock options	-	111
Advances by borrowers for taxes and insurance	261	216
Net cash provided by (used in) financing activities	(1,803)	16,084

Net Change in Cash and Cash Equivalents	1,913	(943)
Cash and Cash Equivalents, Beginning of Period	13,264	10,244
Cash and Cash Equivalents, End of Period	$15,177	$9,301

Additional Cash Flows and Supplementary Information
Interest paid	$2,518	$2,655
Income tax paid, net of refund	220	80
Transfers to real estate held for sale	1,526	1,929
Dividends declared not paid	578	578

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
NOTE 1: BASIS OF PRESENTATION
The accompanying consolidated condensed financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2014. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Corporation as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Corporation as of that date.
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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited; Dollar Amounts in Thousands)
Net income	$1,287	$1,119	$4,289	$3,325
Allocated to preferred stock	-	(91)	-	(272)
Allocated to participating securities	(9)	(5)	(38)	(7)
Net income allocated to common shareholders	$1,278	$1,023	$4,251	$3,046

Weighted average common shares outstanding, gross	2,513,696	2,427,984	2,513,696	1,836,126
Less: Average participating securities	(18,913)	(12,782)	(22,304)	(4,261)
Weighted average common shares outstanding, net	2,494,783	2,415,202	2,491,392	1,831,865
Effect of diluted based awards	3,246	2,938	3,143	3,816
Weighted average shares and common stock equivalents	2,498,029	2,418,140	2,494,535	1,835,681
Basic	$0.51	$0.42	$1.71	$1.66
Diluted	$0.51	$0.42	$1.70	$1.66
Options excluded from the calculation due to their anti-dilutive effect on earnings per share	30,000	30,000	30,000	30,000

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a recurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014, respectively.

		September 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(Unaudited; In Thousands)
Federal agencies	$31,911	$-	$31,911	$-
State and municipal	48,274	-	48,274	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,498	-	51,498	-
Corporate	3,295	-	2,001	1,294
Total	$134,978	$-	$133,684	$1,294

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	(In Thousands)
Federal agencies	$31,622	$-	$31,622	$-
State and municipal	42,200	-	42,200	-
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,741	-	51,741	-
Corporate	3,322	-	2,000	1,322
Total	$128,885	$-	$127,563	$1,322

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated condensed balance sheets using significant unobservable (Level 3) inputs for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014:
	Available-for-Sale Securities
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Unaudited; In Thousands)
Beginning balance	$1,317	$1,384
Accretion	2	2
Total realized and unrealized gains and losses
Unrealized losses included in other comprehensive income	(17)	(101)
Settlements, including pay downs	(8)	(6)

Ending balance	$1,294	$1,279
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

	Available-for-Sale Securities
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Unaudited; In Thousands)
Beginning balance	$1,322	$1,268
Accretion	7	7
Total realized and unrealized gains and losses
Unrealized gains (losses) included in other comprehensive income	(10)	29
Settlements, including pay downs	(25)	(25)

Ending balance	$1,294	$1,279
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-

There were no realized or unrealized gains or losses of Level 3 securities included in net income for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014.
At September 30, 2015, Level 3 securities included two pooled trust preferred securities. The fair value on these securities is calculated using a combination of observable and unobservable assumptions as a quoted market price is not readily available. Both securities remain in Level 3 at September 30, 2015. For the past two fiscal years, trading of these types of securities has only been conducted on a distress sale or forced liquidation basis, although some trading activity has occurred for instruments similar to the instruments held by the Corporation. As a result, the Corporation continues to measure the fair values using discounted cash flow projections and has included the securities in Level 3.

Nonrecurring Measurements
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated condensed balance sheets measured at fair value on a nonrecurring basis and the level within the ASC Topic 820 fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.
		Fair Value Measurements Using
As of September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
Impaired loans	$12	$-	$-	$12
Real estate held for sale	$283	$-	$-	$283

		Fair Value Measurements Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Impaired loans	$3,357	$-	$-	$3,357

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

Real Estate Held for Sale
Real estate held for sale is carried at the fair value less cost to sell and is periodically evaluated for impairment. Real estate held for sale recorded during the current accounting period is recorded at fair value less cost to sell. Appraisals of real estate held for sale are obtained when the real estate is acquired and subsequently as deemed necessary by policy. Appraisals are reviewed for accuracy and consistency by loan review personnel and reported to management. Appraisers are selected from the list of approved appraisers maintained by management. Real estate held for sale is classified within Level 3 of the fair value hierarchy.
Sensitivity of Significant Unobservable Inputs
The following tables represent quantitative information about unobservable Level 3 fair value measurements at September 30, 2015 and December 31, 2014:
	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Unaudited; In Thousands)

Impaired loans	$12	Comparative sales based on independent appraisal	Marketability Discount	70%
Real estate held for sale	$283	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available-for-sale
Corporate	$1,294	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(In Thousands)
Impaired loans	$3,357	Comparative sales based on independent appraisal	Marketability Discount	10%-20%

Securities available-for-sale
Corporate	$1,322	Discounted cash flows	*Default probability	1.80%-75%
			*Loss, given default	85%-100%
			*Discount rate	3.03%-4.75%
			*Recovery rate	10%-75%
			*Prepayment rate	1%-2%

Following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring and nonrecurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.
Securities Available-for-sale – Pooled Trust Preferred Securities
Pooled trust preferred securities are collateralized debt obligations backed by a pool of debt securities issued by financial institutions. The collateral generally consists of trust preferred securities and subordinated debt securities issued by banks, bank holding companies, and insurance companies. A full discounted cash flow analysis is used to estimate fair values and assess impairment for each security within this portfolio. A third party specialist with direct industry experience in pooled trust preferred security evaluations is engaged to provide assistance estimating the fair value and expected cash flows on this portfolio. The full cash flow analysis is completed by evaluating the relevant credit and structural aspects of each pooled trust preferred security in the portfolio, including collateral performance projections for each piece of collateral in the security, and terms of the security’s structure. The credit review includes an analysis of profitability, credit quality, operating efficiency, leverage, and liquidity using available financial and regulatory information for each underlying collateral issuer. The analysis also includes a review of historical industry default data, current/near term operating conditions, prepayment projections, credit loss assumptions, and the impact of macroeconomic and regulatory changes. Where available, actual trades of securities with similar characteristics are used to further support the value.
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
Borrowings – The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt or, as applicable, based on quoted market prices for the identical liability when traded as an asset.
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

The following tables present estimated fair values of the Corporation’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.
		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited; In Thousands)
September 30, 2015:
Assets
Cash and cash equivalents	$15,177	$15,177	$-	$-
Interest-bearing deposits	2,964	2,964	-	-
Loans, net of allowance for losses	329,670	-	327,172	-
Stock in Federal Home Loan Bank	3,127	-	3,127	-
Interest receivable	2,563	-	2,563	-
Liabilities
Deposits	400,658	-	400,685	-
Borrowings	50,967	-	44,992	7,179
Interest payable	199	-	199	-

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
December 31, 2014:
Assets
Cash and cash equivalents	$13,264	$13,264	$-	$-
Interest-bearing deposits	1,984	1,984	-	-
Loans, held for sale	423	-	423	-
Loans, net of allowance for losses	331,995	-	340,790	-
Stock in Federal Home Loan Bank	3,796	-	3,796	-
Interest receivable	2,391	-	2,391	-
Liabilities
Deposits	397,083	-	397,388	-
Borrowings	54,872	4,155	44,920	7,218
Interest payable	209	-	209	-

NOTE 5: INVESTMENT SECURITIES
The amortized cost and approximate fair values of securities as of September 30, 2015 and December 31, 2014 are as follows:
	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited; In Thousands)
Available-for-sale securities
Federal agencies	$31,716	$223	$(28)	$31,911
State and municipal	47,138	1,266	(130)	48,274
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,016	620	(138)	51,498
Corporate	3,624	3	(332)	3,295
Totals	$133,494	$2,112	$(628)	$134,978

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available-for-sale securities
Federal agencies	$31,894	$147	$(419)	$31,622
State and municipal	40,710	1,537	(47)	42,200
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,533	558	(350)	51,741
Corporate	3,636	2	(316)	3,322
Totals	$127,773	$2,244	$(1,132)	$128,885

The amortized cost and fair value of available-for-sale securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Available-for-Sale
	Amortized Cost	Fair Value
	(Unaudited; In Thousands)
Within one year	$3,002	$3,025
One to five years	30,454	30,639
Five to ten years	12,367	12,719
After ten years	36,655	37,097
	82,478	83,480
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	51,016	51,498
Totals	$133,494	$134,978

No securities were pledged at September 30, 2015 or at December 31, 2014 to secure FHLB advances. Securities with a carrying value of $24,152,000 and $28,071,000 were pledged at September 30, 2015 and December 31, 2014, respectively, to secure public deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available-for-sale during the three-month period ended September 30, 2015 were $504,000. There were no proceeds from sales of securities available-for-sale during the three-month period ended September 30, 2014. Gross gains of $5,000 resulting from sales and calls of available-for-sale securities were realized for the three-month period ended September 30, 2015. There were no gross losses for the three-month period ended September 30, 2015. Because there were no sales of securities available-for-sale during the three-month period ended September 30, 2014, there were no gross gains or losses realized for that period.
Proceeds from sales of securities available-for-sale during the nine-month periods ended September 30, 2015 and 2014 were $5,897,000 and $10,156,000. Gross gains of $128,000 and $437,000 resulting from sales and calls of available-for-sale securities were realized for the nine-month periods ended September 30, 2015 and 2014, respectively. Gross losses of $5,000 were realized for the nine-month period ended September 30, 2015, and gross losses of $192,000 were realized for the nine-month period ended September 30, 2014.
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 was $33,139,000, which is approximately 24.6% of the Corporation’s investment portfolio. The fair value of these investments at December 31, 2014 was $44,161,000, which represented approximately 34.3% of the Corporation’s investment portfolio. Management has the ability and intent to hold securities with unrealized losses to recovery, which may be maturity. Based on evaluation of available evidence, including recent changes in market interest rates, management believes that any declines in fair values for these securities are temporary.
Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting credit portion of the loss recognized in net income. The noncredit portion of the loss would be recognized in accumulated other comprehensive income in the period the other-than-temporary impairment is identified.

The following tables show the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:
	September 30, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited; In Thousands)
Federal agencies	$7,986	$(10)	$2,982	$(18)	$10,968	$(28)
State and municipal	10,189	(119)	531	(11)	10,720	(130)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	4,771	(16)	4,894	(122)	9,665	(138)
Corporate	1,182	(23)	604	(309)	1,786	(332)
Total temporarily impaired securities	$24,128	$(168)	$9,011	$(460)	$33,139	$(628)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Federal agencies	$12,302	$(178)	$8,756	$(241)	$21,058	$(419)
State and municipal	1,651	(14)	2,706	(33)	4,357	(47)
Government-sponsored enterprise (GSE) residential mortgage-backed and other asset-backed agency securities	6,230	(74)	10,697	(276)	16,927	(350)
Corporate	724	(1)	1,095	(315)	1,819	(316)
Total temporarily impaired securities	$20,907	$(267)	$23,254	$(865)	$44,161	$(1,132)

Federal Agencies
The unrealized losses on the Corporation’s investments in direct obligations of U.S. government agencies were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
State and Municipal
The unrealized losses on the Corporation’s investments in securities of state and political subdivisions were primarily caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Government-Sponsored Enterprise (GSE) Residential Mortgage-Backed and Other Asset-Backed Agency Securities
The unrealized losses on the Corporation’s investment in residential mortgage-backed agency securities were primarily caused by interest rate changes. The Corporation expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
Corporate Securities
The unrealized losses on the Corporation’s investment in corporate securities were due primarily to losses on two pooled trust preferred issues held by the Corporation. The ALESCO 9A issue had an unrealized loss at September 30, 2015 of $309,000. The PRETSL XXVII issue was also at an unrealized loss of $15,000 at September 30, 2015. This compares to December 31, 2014, which showed unrealized losses on both ALESCO 9A and PRETSL XXVII of $313,000 and $1,000, respectively. These two securities are both “A” tranche investments (A2A and A-1 respectively) and have performed as agreed since purchase. The two are rated A2 and A1, respectively, by Moody’s indicating these securities are considered upper medium-grade quality and subject to low credit risk. Both provide good collateral coverage at those tranche levels, providing protection for the Corporation. The Corporation has reviewed the pricing reports for these investments and has determined that the decline in the market price is not other than temporary and indicates thin trading activity rather than a true decline in the value of the investment. Factors considered in reaching this determination included the class or “tranche” held by the Corporation, the collateral coverage position of the tranches, the number of deferrals and defaults on the issues, projected and actual cash flows and the credit ratings. These two investments represent 1.21% of the book value of the Corporation’s investment portfolio and approximately 0.96% of market value at September 30, 2015. The Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, and the Corporation expects to receive all contractual cash flows related to these investments. Based upon these factors, the Corporation has determined these securities are not other-than-temporarily impaired at September 30, 2015.
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

The carrying amount of those loans included in the consolidated condensed balance sheet as loans receivable at September 30, 2015 and December 31, 2014 were (in thousands):
	September 30, 2015	December 31, 2014
	(Unaudited)
Construction/Land	$131	$682
One-to-four family residential	1,209	1,400
Multi-family residential	-	-
Nonresidential real estate and agricultural land	538	568
Commercial	22	24
Consumer and other	20	29
Outstanding balance of acquired credit-impaired loans	1,920	2,703
Fair value adjustment for credit-impaired loans	(533)	(830)
Carrying balance of acquired credit-impaired loans	$1,387	$1,873

Accretable yield, or income expected to be collected is as follows:
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(Unaudited; In Thousands)
Balance at the beginning of the period	$1,029	$1,262
Additions	-	-
Accretion	(50)	(350)
Reclassification from non-accretable difference	12	79
Disposals	-	-
Balance September 30, 2015	$991	$991

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Unaudited; In Thousands)
Balance at the beginning of the period	$1,311	$1,345
Additions	-	-
Accretion	(86)	(296)
Reclassification from non-accretable difference	39	215
Disposals	-	-
Balance September 30, 2014	$1,264	$1,264

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

During the three months and nine months ended September 30, 2015, increases and decreases to the allowance for loan losses for loans acquired with deteriorated credit quality were immaterial to financial reporting.
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
The following table presents the breakdown of loans as of September 30, 2015 and December 31, 2014.
	September 30, 2015	December 31, 2014
	(Unaudited)
	(In Thousands)
Construction/Land	$21,192	$26,055
One-to-four family residential	129,730	133,904
Multi-family residential	25,326	20,936
Nonresidential	125,873	122,894
Commercial	28,128	27,861
Consumer	4,278	3,894
	334,527	335,544
Unamortized deferred loan costs	517	513
Undisbursed loans in process	(1,647)	(57)
Allowance for loan losses	(3,727)	(4,005)
Total loans	$329,670	$331,995

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

The following tables present the activity in the allowance for loan losses for the three and nine-month periods ended September 30, 2015 and 2014, and information regarding the breakdown of the balance in the allowance for loan losses and the recorded investment in loans, both presented by portfolio class and impairment method, as of September 30, 2015 and December 31, 2014.
	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended September 30, 2015
Balances at beginning of period:	$922	$1,387	$27	$1,240	$87	$12	$3,675
Provision for losses	(253)	150	19	94	49	40	99
Loans charged off	-	(11)	-	(13)	-	(34)	(58)
Recoveries on loans	-	2	-	1	-	8	11
Balances at end of period	$669	$1,528	$46	$1,322	$136	$26	$3,727

Nine Months Ended September 30, 2015
Balances at beginning of period:	$740	$1,977	$28	$1,107	$151	$2	$4,005
Provision for losses	(138)	210	(2)	136	3	88	297
Loans charged off	-	(665)	-	(13)	(18)	(91)	(787)
Recoveries on loans	67	6	20	92	-	27	212
Balances at end of period	$669	$1,528	$46	$1,322	$136	$26	$3,727

As of September 30, 2015
Allowance for losses:
Individually evaluated for impairment:	$391	$181	$-	$310	$-	$8	$890
Collectively evaluated for impairment:	278	1,237	46	912	136	18	2,627
Loans acquired with a deteriorated credit quality:	-	110	-	100	-	-	210
Balances at end of period	$669	$1,528	$46	$1,322	$136	$26	$3,727

Loans:
Individually evaluated for impairment:	$3,318	$4,609	$-	$4,367	$251	$-	$12,545
Collectively evaluated for impairment:	17,818	124,203	25,326	121,108	27,864	4,276	320,595
Loans acquired with a deteriorated credit quality:	56	918	-	398	13	2	1,387
Balances at end of period	$21,192	$129,730	$25,326	$125,873	$28,128	$4,278	$334,527

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(Unaudited; In Thousands)
Three Months Ended September 30, 2014
Balances at beginning of period:	$676	$1,391	$303	$1,232	$152	$8	$3,762
Provision for losses	(90)	290	(18)	(36)	(26)	29	149
Loans charged off	-	(9)	-	(20)	-	(46)	(75)
Recoveries on loans	77	2	-	1	5	19	104
Balances at end of period	$663	$1,674	$285	$1,177	$131	$10	$3,940

Nine Months Ended September 30, 2014
Balances at beginning of period:	$676	$1,749	$404	$1,470	$189	$22	$4,510
Provision for losses	(90)	513	392	(439)	(77)	48	347
Loans charged off	-	(629)	(511)	(94)	-	(118)	(1,352)
Recoveries on loans	77	41	-	240	19	58	435
Balances at end of period	$663	$1,674	$285	$1,177	$131	$10	$3,940

	Construction/ Land	1-4 Family	Multi-Family	Nonresidential	Commercial	Consumer	Total
	(In Thousands)

As of December 31, 2014
Allowance for losses:
Individually evaluated for impairment:	$391	$816	$-	$310	$76	$-	$1,593
Collectively evaluated for impairment:	349	1,023	28	745	75	2	2,222
Loans acquired with a deteriorated credit quality:	-	138	-	52	-	-	190
Balances at end of period	$740	$1,977	$28	$1,107	$151	$2	$4,005

Loans:
Individually evaluated for impairment:	$4,047	$4,448	$1,013	$3,315	$379	$8	$13,210
Collectively evaluated for impairment:	21,597	128,421	19,923	119,176	27,468	3,876	320,461
Loans acquired with a deteriorated credit quality:	411	1,035	-	403	14	10	1,873
Balances at end of period	$26,055	$133,904	$20,936	$122,894	$27,861	$3,894	$335,544

The following tables present the credit risk profile of the Corporation’s loan portfolio based on rating category as of September 30, 2015 and December 31, 2014. Loans acquired from Dupont State Bank in the November 2012 acquisition have been adjusted to fair value for these periods.
September 30, 2015	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(Unaudited; In Thousands)
Construction/Land	$21,192	$17,818	$-	$3,374	$-
1-4 family residential	129,730	123,318	1,197	5,135	80
Multi-family residential	25,326	25,285	41	-	-
Nonresidential	125,873	120,345	1,337	4,188	3
Commercial	28,128	27,859	26	243	-
Consumer	4,278	4,278	-	-	-
Total loans	$334,527	$318,904	$2,601	$12,940	$83

December 31, 2014	Total Portfolio	Pass	Special Mention	Substandard	Doubtful
	(In Thousands)
Construction/Land	$26,055	$21,907	$31	$4,117	$-
1-4 family residential	133,904	124,969	2,817	6,013	105
Multi-family residential	20,936	19,881	42	1,013	-
Nonresidential	122,894	117,336	2,486	2,923	149
Commercial	27,861	27,432	9	355	65
Consumer	3,894	3,875	-	19	-
Total loans	$335,544	$315,400	$5,385	$14,440	$319

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
The following tables present the Corporation’s loan portfolio aging analysis as of September 30, 2015 and December 31, 2014:
September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(Unaudited; In Thousands)
Construction/Land	$-	$4	$-	$4	$21,132	$56	$21,192
1-4 family residential	561	542	1,011	2,114	126,698	918	129,730
Multi-family residential	-	-	-	-	25,326	-	25,326
Nonresidential	171	371	1,998	2,540	122,935	398	125,873
Commercial	88	-	-	88	28,027	13	28,128
Consumer	13	2	-	15	4,261	2	4,278
	$833	$919	$3,009	$4,761	$328,379	$1,387	$334,527

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Purchased Credit Impaired Loans	Total Loans Receivables
	(In Thousands)
Construction/Land	$-	$-	$187	$187	$25,457	$411	$26,055
1-4 family residential	418	760	2,855	4,033	128,836	1,035	133,904
Multi-family residential	-	-	-	-	20,936	-	20,936
Nonresidential	458	-	1,745	2,203	120,288	403	122,894
Commercial	-	-	116	116	27,731	14	27,861
Consumer	25	10	10	45	3,839	10	3,894
	$901	$770	$4,913	$6,584	$327,087	$1,873	$335,544

At September 30, 2015, there was one one-to-four family residential loan of $67,000 that was past due 90 days or more and accruing. At December 31, 2014, there were four loans, totaling $28,000, that were past due 90 days or more and accruing. Of those, there was one commercial loan of $25,000, a one-to-four family residential loan in the amount of $1,000, and the remaining $2,000 was for two consumer loans.
At September 30, 2015, the Corporation held residential real estate held for sale as a result of foreclosure (REO) totaling $82,000 and residential real estate in the process of foreclosure of $271,000.  This compares to $452,000 and $2,611,000, respectively, as of September 30, 2014.
The following table presents the Corporation’s nonaccrual loans as of September 30, 2015 and December 31, 2014, which includes both non-performing troubled debt restructured and loans contractually delinquent 90 days or more (in thousands):
	September 30, 2015	December 31, 2014
	(Unaudited)
Construction/Land	$1,819	$2,148
One-to-four family residential	1,861	4,214
Multi-family residential	-	1,013
Nonresidential and agricultural land	3,203	3,132
Commercial	111	230
Consumer and other	-	8
Total nonaccrual loans	$6,994	$10,745

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

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans, as of September 30, 2015 (unaudited; in thousands):
Impaired loans without a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$1,648	$1,649	$-
1-4 family residential	4,047	4,631	-
Multi-family residential	-	-	-
Nonresidential	3,437	3,462	-
Commercial	238	239	-
Consumer	-	-	-
	$9,370	$9,981	$-

Impaired loans with a specific allowance:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction/Land	$1,670	$1,684	$391
1-4 family residential	562	575	181
Multi-family residential	-	-	-
Nonresidential	930	930	310
Commercial	13	13	8
Consumer	-	-	-
	$3,175	$3,202	$890

Total impaired loans:	Recorded Investment	Unpaid Principal Balance	Specific Allowance
Construction Land	$3,318	$3,333	$391
1-4 family residential	4,609	5,206	181
Multi-family residential	-	-	-
Nonresidential	4,367	4,392	310
Commercial	251	252	8
Consumer	-	-	-
	$12,545	$13,183	$890

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014.
	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction/Land	$3,287	$25	$3,953	$26
1-4 family residential	3,257	46	4,630	40
Multi-family residential	-	-	1,000	4
Nonresidential	3,188	26	3,975	21
Commercial	218	3	304	2
Consumer	-	-	-	-
	$9,950	$100	$13,862	$93

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average Investment	Interest Income Recognized	Average Investment	Interest Income Recognized
	(Unaudited; In Thousands)
Construction/Land	$3,592	$98	$4,078	$105
1-4 family residential	3,487	139	5,081	133
Multi-family residential	-	-	1,014	16
Nonresidential	3,232	80	3,977	85
Commercial	280	18	332	13
Consumer	3	-	-	-
	$10,594	$335	$14,482	$352

For the three and nine months ended September 30, 2015, interest income recognized on a cash basis included above was $49,000 and $206,000, respectively. For the three and nine months ended September 30, 2014, interest income recognized on a cash basis included above was $59,000 and $243,000, respectively.

The following tables present information pertaining to the principal balances and specific valuation allocations for impaired loans as of December 31, 2014 (in thousands):
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
Loans reported as TDR as of September 30, 2015 totaled $5.1 million. TDR loans reported as nonaccrual (non-performing) loans, and included in total nonaccrual (non-performing) loans, were $3.3 million at September 30, 2015. The remaining TDR loans, totaling $1.8 million, were accruing at September 30, 2015 and reported as performing loans.
All TDRs are considered impaired by the Corporation for the life of the loan and reflected so in the Corporation’s analysis of the allowance for credit losses. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.
At September 30, 2015, the Corporation had 21 loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following:  an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.
The following tables present information regarding troubled debt restructurings by class as of the three-month and nine-month periods ended September 30, 2015 and 2014, and new troubled debt restructuring for the three-month and nine-month periods ended September 30, 2015 and 2014:
For the Three Months Ended September 30, 2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
(Unaudited; In Thousands)
Construction/Land	1	$149	$149
One-to-four family residential	-	-	-
Multi-family residential	-	-	-
Nonresidential and agricultural land	-	-	-
Commercial	-	-	-
	1	$149	$149

	For the Three Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)
Construction/Land	3	$1,830	$1,985
One-to-four family residential	1	485	485
Multi-family residential	1	1,019	1,019
Nonresidential and agricultural land	1	43	46
Commercial	1	130	153
	7	$3,507	$3,688

	For the Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
	(Unaudited; In Thousands)

Construction/Land	7	$3,473	$3,473
One-to-four family residential	-	-	-
Multi-family residential	-	-	-
Nonresidential and agricultural land	-	-	-
Commercial	2	76	66
	9	$3,549	$3,539

	For the Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Construction/Land	5	$4,278	$4,473
One-to-four family residential	7	2,606	2,876
Multi-family residential	2	2,087	2,102
Nonresidential and agricultural land	2	243	209
Commercial	5	201	240
	21	$9,415	$9,900

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the three months ended September 30, 2015 and 2014.
September 30, 2015	Interest Only	Term	Combination	Total Modifications
(Unaudited; In Thousands)

Construction/Land	$149	$-	$-	$149
One-to-four family residential	-	-	-	-
Multi-family residential	-	-	-	-
Nonresidential	-	-	-	-
Commercial	-	-	-	-
	$149	$-	$-	$149

September 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$155	$1,830	$-	$1,985
One-to-four family residential	-	485	-	485
Multi-family residential	-	1,019	-	1,019
Nonresidential	-	-	46	46
Commercial	-	-	153	153
	$155	$3,334	$199	$3,688

The following tables present information regarding post-modification balances of newly restructured troubled debt by type of modification for the nine months ended September 30, 2015 and 2014.
September 30, 2015	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$149	$3,324	$-	$3,473
One-to-four family residential	-	-	-	-
Multi-family residential	-	-	-	-
Nonresidential	-	-	66	66
Commercial	-	-	-	-
	$149	$3,324	$66	$3,539

September 30, 2014	Interest Only	Term	Combination	Total Modifications
	(Unaudited; In Thousands)

Construction/Land	$155	$2,048	$2,270	$4,473
One-to-four family residential	-	595	2,281	2,876
Multi-family residential	-	1,019	1,083	2,102
Nonresidential	-	-	209	209
Commercial	-	-	240	240
	$155	$3,662	$6,083	$9,900

No loans classified and reported as troubled debt restructured within the twelve months prior to September 30, 2015, defaulted during the three-month or nine-month periods ended September 30, 2015. The Corporation defines default in this instance as being either past due 90 days or more at the end of the quarter or in the legal process of foreclosure.
Financial impact of these restructurings was immaterial to the financials of the Corporation at September 30, 2015 and 2014.
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

NOTE 9: STOCK BASED COMPENSATION

The Corporation’s shareholders approved the 2014 Stock Option and Incentive Plan (the “2014 Plan”) at the April 16, 2014 Annual Meeting of the Corporation. Under the terms of the 2014 Plan, the Corporation may issue or deliver to participants up to 150,000 shares of the Corporation’s common stock pursuant to grants of incentive and non-qualified stock options, restricted and unrestricted stock awards, performance shares and units, and stock appreciation rights. On July 15, 2014, the Corporation granted 30,000 stock options and 30,000 shares of restricted stock to its directors and officers pursuant to the terms of the 2014 Plan. The stock options and restricted stock awards vest over a period of four to nine years with certain stock options and awards vesting immediately. Stock based compensation expense, including expense related to stock options and awards issued in prior periods, was $54,000 and $33,000 for the three months ended September 30, 2015 and 2014, respectively, and was $129,000 and 169,000 for the nine months ended September 30, 2015 and 2014, respectively.
NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB, in joint cooperation with the International Accounting Standards Board, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of revenue recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a common framework and reduces the number of requirements which an entity must consider in recognizing revenue and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. With the issuance of ASU 2015-14 in July 2015, FASB approved the deferral of the effective date of ASU 2014-09 for one year, giving companies the option to early adopt using the original effective dates. The Corporation will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
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
NOTE 11: SUBSEQUENT EVENTS

On October 26, 2015, the Corporation and German American Bancorp, Inc. (“GABC”) jointly announced the signing of a definitive agreement on October 26, 2015 (the “Merger Agreement”) pursuant to which the Corporation will be merged with and into GABC (the “Merger”). Simultaneously with the Merger, the Bank will merge with and into German American Bancorp, an Indiana bank and wholly owned subsidiary of GABC.

Under the terms of the Merger Agreement, which was approved by the boards of directors of both companies, the Corporation’s shareholders will receive 0.770 shares of GABC common stock and $9.90 in cash for each share of the Corporation’s common stock. This cash component of the merger consideration is subject to certain adjustments, calculated prior to closing, in the event shareholders’ equity of the Corporation (as defined and calculated in accordance with the Merger Agreement) is below a specified amount.
At the Effective Time (as defined in the Merger Agreement) of the Merger, each outstanding option to purchase a share of common stock of the Corporation will vest fully and be converted into the right to receive, in cash, an amount equal to $9.90 plus the product obtained by multiplying the 0.770 exchange ratio by the Average GABC Closing Price (as defined in the Merger Agreement), less the option exercise price per share and applicable withholding taxes. This amount is also subject to certain adjustments, calculated prior to closing, in the event shareholders’ equity of the Corporation (as defined and calculated in accordance with the Merger Agreement) is below a specified amount. Also at the Effective Time, all shares of restricted stock shall be released from the transfer restrictions to which the shares are subject.
Three employees of the Corporation will be employed by GABC, but will terminate their existing employment agreements with the Corporation and receive at the closing the change of control payments to which each was entitled under his existing employment agreement with the Corporation.
As a condition to the closing of the Merger, the Corporation will submit both the Merger Agreement and Articles of Amendment to its Articles of Incorporation to the shareholders for approval. The Articles of Amendment will repeal Article 11, which prohibits the acquisition of beneficial ownership of more than 10% of any class of equity security of the Corporation. Subject to certain terms and conditions, the board of directors will recommend that the shareholders vote in favor of the Merger Agreement, the Merger and the Articles of Amendment at a special meeting to be called for that purpose, and will solicit proxies voting in favor of the Merger Agreement, the Merger and the Articles of Amendment from the Corporation’s shareholders.
The Corporation has agreed to pay GABC a termination fee of $3,236,000 upon termination of the Agreement if (1) the Corporation breaches its obligations with respect to inquiries from other interested acquirors; or (2) the Corporation’s board of directors fails to recommend the Merger Agreement, the Merger and the Articles of Amendment to its shareholders, or withdraws its recommendation after receipt of a competing acquisition proposal.
The Merger is expected to close in the first quarter of 2016. The closing of the Merger is subject to other conditions, including the approval of the Merger by the shareholders of the Corporation, the receipt of regulatory approvals, the effectiveness of a registration statement to be filed by GABC with the Securities and Exchange Commission with respect to the common stock of GABC to be issued in the Merger, and other customary closing conditions prescribed in the Merger Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause or contribute to such differences. Some of these factors are discussed herein, but also include, but are not limited to, changes in the economy and interest rates in the nation and the Bank’s general market area; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or turmoil and governmental intervention in the financial services industry. The forward looking statements contained herein include those with respect to the effect future changes in interest rates may have on financial condition and results of operations, and management’s opinion as to the effect on the Corporation’s consolidated financial position and results of operations of recent accounting pronouncements not yet in effect.
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
The final rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. In general, bank holding companies and savings and loan holding companies with less than $1 billion in total consolidated assets will not be subject to the new regulatory capital requirements described above (but these requirements will apply to their depository institution subsidiaries), due to action taken by the U.S. Congress in December 2014 and action taken by the Federal Reserve in 2015 to implement the Congressional action.
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
The final rules set forth certain changes for the calculation of risk-weighted assets, which we are required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advanced approach rules” that apply to banks with greater than $250 billion in consolidated assets.
As of September 30, 2015, the Bank met all requirements as a “well capitalized” depository institution.

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
Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past five years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions, although there have been signs that lending is increasing. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Corporation and others in the financial institutions industry. In particular, the Corporation may face the following risks in connection with these events:

•	We are experiencing, and expect to continue experiencing increased regulation of our industry, particularly as a result of the Dodd-Frank Act and the CFPB. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities.
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approach we use to select, manage and underwrite our customers become less predictive of future behaviors.
•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.
•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
•	We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
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
We are Subject to Cybersecurity Risks and May Incur Increasing Costs in an Effort to Minimize Those Risks. Our business employs systems and a Web site that allow for the secure storage and transmission of customers’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.
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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. The Corporation’s consolidated statement of income would reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Corporation intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For securities that management has no intent to sell, and it is not more likely than not that the Corporation will be required to sell prior to recovery, only the credit loss component of the impairment would be recognized in earnings, while the noncredit loss would be recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections. The Corporation did not record any other-than-temporary impairment during the three-month period ended September 30, 2015.
Valuation of Mortgage Servicing Rights
The Corporation recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. Under the servicing assets and liabilities accounting guidance, ASC 860-50, servicing rights resulting from the sale or securitization of loans originated by the Corporation are initially measured at fair value at the date of transfer. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from loan servicing in the consolidated income statement. As of September 30, 2015, mortgage servicing rights had a carrying value of $551,000.
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
FINANCIAL CONDITION
At September 30, 2015, the Corporation’s consolidated assets totaled $513.7 million, an increase of $4.2 million, or 0.83%, from the December 31, 2014 total. The change was primarily the result of a $1.9 million, or 14.42%, increase in cash and cash equivalents and a $6.1 million, or 4.73%, increase in investments available for sale, partially offset by a $2.3 million, or 0.70% decrease in loans receivable, net of allowance for loan losses.
Cash and cash equivalents increased from $13.3 million as of December 31, 2014 to $15.2 million as of September 30, 2015, primarily due to public fund deposits during the period.

Available-for-sale securities increased $6.1 million, or 4.73%, over the period, from $128.9 million as of December 31, 2014 to $135.0 million as of September 30, 2015. The change was primarily the result of purchases of long term, higher yielding municipal investments made at the Nevada subsidiary level, utilizing excess cash.  The increase also included the impact of a $372,000 increase in market value, period to period, as the net unrealized gain on the portfolio of $1.5 million at September 30, 2015, compared to an unrealized gain of $1.1 million at December 31, 2014.
Net loans, excluding loans held for sale, decreased $2.3 million, or 0.70%, from $332.0 million at December 31, 2014 to $329.7 million at September 30, 2015. Over the same period, $1.5 million in non-performing loans moved from the portfolio into real estate held for sale. Sales of conventional mortgages into the secondary market increased from the levels a year earlier with proceeds from sales to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and to Federal Home Loan Bank of Indianapolis (“FHLBI”) for the nine months ended September 30, 2015 at $11.9 million compared to $7.8 million in sales proceeds for the nine months ended September 30, 2014, an increase of approximately 52.92%. Sales into the secondary market, primarily to Freddie Mac, are a significant source of noninterest income for the Corporation.
The Corporation’s consolidated allowance for loan losses totaled $3.7 million, or 1.1% of gross loans, at September 30, 2015, a decrease of $278,000, or 6.94%, from $4.0 million, or 1.2% of gross loans, at December 31, 2014. The decrease was primarily due to the overall decline in loan balances, the decline in specific reserves needed on impaired loans, improvements in the local and economic conditions, and the stabilization of loan performance trends. Specific valuation allowances established for impaired loans declined to $890,000 at September 30, 2015 from $1.6 million at December 31, 2014, as certain loans with specific reserves at December 31, 2014 were charged off during the nine months ended September 30, 2015. For the nine-month period ended September 30, 2015, $297,000 was expensed and placed in the reserve, compared to $347,000 for the same period in 2014. Charge offs for the nine-month period ended September 30, 2015 of $787,000, primarily one-to-four family residential mortgage loans, were partially offset by recoveries of $212,000. Charge offs for the 2015 period were largely comprised of loans to one borrower which totaled $572,000 and were partially reserved for at December 31, 2014. This compares to charge offs and recoveries for the nine-month period ended September 30, 2014 of $1.4 million and $435,000, respectively.
Loans past due 30 days or more as of September 30, 2015, excluding purchased credit-impaired loans, were $4.8 million, or 1.44% of net loans, as compared to $6.6 million, or 1.98%, at December 31, 2014.
Non-performing loans (defined as loans delinquent greater than 90 days and loans on nonaccrual status, excluding purchased credit-impaired loans) as of September 30, 2015 were $7.1 million, as compared to $10.7 million at December 31, 2014.  Troubled debt restructured loans that were less than 90 days past due included in total non-performing loans were $2.4 million as of September 30, 2015, as compared to $3.6 million as of December 31, 2014. Non-performing loans as a percent of net loans were 2.14% and 3.24%, respectively, for those periods.
Although management believes that its allowance for loan losses at September 30, 2015 was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could negatively affect the Corporation’s results of operations. Management is diligent in monitoring delinquent loans and in the analysis of the factors affecting the allowance.
Deposits totaled $400.7 million at September 30, 2015, an increase of $3.6 million, or 0.90%, from total deposits of $397.1 million at December 31, 2014. During the nine-month period, noninterest-bearing deposit accounts increased by 0.29%, or $153,000, while interest-bearing deposits increased approximately 0.99%, or $3.4 million. The fluctuations, period to period, were primarily distributed across three deposit types, with the greatest increases being in interest-bearing checking accounts ($4.3 million) and savings accounts ($4.9 million). The largest decrease, period to period, was in certificate of deposit accounts, which decreased $6.1 million.  Money market deposit accounts changed only slightly, increasing $341,000, period to period. Depositors appear to still be trading minimal differences in interest rates for accessibility to their funds in selecting the transactional accounts over the non-transactional.
Borrowings by the Corporation decreased $3.9 million, or 7.12%, period to period from $54.9 million as of December 31, 2014 to $51.0 million as of September 30, 2015, as the Corporation replaced borrowings with deposits.

Other liabilities totaled $6.2 million at September 30, 2015, an increase of $1.7 million from $4.6 million at December 31, 2014, primarily due to net tax liabilities, slightly higher escrowed amounts, and increases in accrued expenses at September 30, 2015, as compared to December 31, 2014.
Stockholders’ equity totaled $55.6 million at September 30, 2015, an increase of $2.9 million, or 5.50%, from $52.7 million at December 31, 2014. The increase was primarily due to net income of $4.3 million and stock based compensation earned of $129,000, partially offset by dividends to common shareholders of $1.7 million and a $219,000 increase in unrealized gains and losses on available-for-sale securities, net of tax. The Corporation reported unrealized gains on available-for-sale securities, net of tax, of $970,000 at September 30, 2015 compared to $751,000 unrealized gains on available-for-sale securities, net of tax, at December 31, 2014.  Dividends to common shareholders for the nine-month period were $.69 per share, as compared to $.67 per share for the same period in 2014.
The Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2015, the Bank’s regulatory capital exceeded all applicable minimum regulatory capital requirements.
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
General
The Corporation’s net income for the three months ended September 30, 2015 totaled $1.3 million, compared to the net income reported for the period ended September 30, 2014 of $1.1 million. Net interest income, after provision for loan losses, increased $114,000, or 2.91%, from $3.9 million for the period ended September 30, 2014 to $4.0 million for the same period in 2015, a result of higher average balances in loans and investments and decreased provision expense. Provision expense decreased $50,000, period to period, from $149,000 for the three months ended September 30, 2014 to $99,000 for the three months ended September 30, 2015, with the 2015 expense reflecting the consistent improving trends in the factors of the allowance for loan loss. Other income increased $63,000, primarily the result of declining losses, period to period, on other real estate held for sale. Other expenses increased $165,000, from $3.5 million for the quarter ended September 30, 2014 to $3.7 million for the quarter ended September 30, 2015, primarily due to professional fees expensed during the 2015 period.
Net Interest Income
Total interest income for the three months ended September 30, 2015 increased $56,000, or 1.14%, from $4.9 million for the three months ended September 30, 2014 to $5.0 million for the same period in 2015.
Total interest expense for the same period decreased by $8,000, or 0.95%, from the $839,000 reported for the three months ended September 30, 2014 to $831,000 for the three months ended September 30, 2015. For the three months ended September 30, 2015, interest expense from deposits totaled $447,000, as compared to $481,000 for the same period in 2014. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as depositors selected transactional and noninterest-bearing accounts over maturity and interest-bearing accounts. The cost of borrowings increased $26,000, period to period, primarily as the result of the increase in the average balance of borrowings. Total borrowings as of September 30, 2015 were $51.0 million, as compared to $46.9 million as of September 30, 2014. The Corporation borrows primarily from the FHLBI.
Net interest income was $4.1 million at both periods as changes in interest-bearing items, both average balance and rate, nearly offset each other.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $99,000 provision for losses on loans for the three months ended September 30, 2015, $50,000 lower than the amount expensed for the same period in 2014. The decrease in provision expense for the three-month period ended September 30, 2015 as compared to the three-month period ended September 30, 2014 was primarily due to improvements in the economy overall and stabilization in loan performance trends in general.
While management believes that the allowance for losses is adequate at September 30, 2015, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.
Other Income
Other income increased by $63,000, or 6.08%, during the three months ended September 30, 2015 to $1.1 million, as compared to the $1.0 million reported for the same period in 2014. The change was due largely to an increase in service fees and charges on deposit accounts and other income offset by an increase in losses associated with the holding and disposal of  real estate held for sale as a result of foreclosure. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.
Other Expenses
Total other expenses increased, period to period, with a net increase of $165,000, or 4.69%, from September 30, 2014 to September 30, 2015. The most significant financial statement changes were:
•	Data processing fees increased $34,000, or 24.64%, period to period, primarily due to the addition of new software for fraud and loan operations.
•	Professional fees increased $152,000, or 323.40%, period to period, primarily due to legal fees associated with proposed acquisition activities.
•	Advertising expense decreased $42,000, or 25.45%, period to period, because 2014 totals included the impact of two new branches in 2014 and the advertising associated with that activity.
•	Loan-related expenses, primarily expenses paid on behalf of delinquent borrowers, decreased $39,000, or 28.26%, period to period.
Income Taxes
Tax expense of $166,000 was recorded for the three-month period ended September 30, 2015, as compared to $322,000 for the comparable period in 2014. For the 2015 period, the Corporation had pre-tax income of $1.5 million, as compared to $1.4 million for the 2014 period. The effective tax rate was 11.42% for the three-month period ended September 30, 2015, as compared to 22.3% for the same period in 2014, with the change primarily due to the increase in bank owed life insurance and the captive insurance subsidiary. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
General
The Corporation’s net income for the nine months ended September 30, 2015 and September 30, 2014 increased by $964,000 to $4.3 million, or 28.99%, period to period. The change in net income for the 2015 period as compared to 2014 was attributable to a combination of factors. Net interest income increased $875,000, or 7.35%, from $11.9 million for the period ended September 30, 2014 to $12.8 million for the same period in 2015, a result of both changing interest rates and increased loan balances. Provision expense decreased $50,000, period to period, or 14.41%, from $347,000 for the nine months ended September 30, 2014 to $297,000 for the nine months ended September 30, 2015, based on the results of our allowance for loan losses analysis at each period end. Other income increased $411,000, primarily the result of increased loan sales into the secondary market, lower losses on the sale of premises and other real estate owned. Other expenses increased $374,000, from $10.3 million for the period ended September 30, 2014 to $10.7 million for the period ended September 30, 2015, primarily due to increases in salaries, benefits, and professional expenses, and costs associated with the captive insurance company.
Net Interest Income
Total interest income for the nine months ended September 30, 2015 increased $784,000, or 5.40%, from $14.5 million at September 30, 2014 to $15.3 million at September 30, 2015. The increase was due primarily to the collection of previously charged off interest, additional accretion income from the payoff of a large loan acquired with credit impairment from Dupont State Bank, and a combination of increased average balances in loans and investment securities, offset by decreased yields period to period.
Total interest expense for the same period decreased by $91,000, or 3.50%, from the $2.6 million reported for the nine months ended September 30, 2014 to $2.5 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, interest expense from deposits totaled $1.3 million, as compared to $1.5 million for the same period in 2014. The decrease was primarily attributable to interest expense on fixed-maturity deposits, as repricing of these deposits was done at constantly lowering rates, but also due somewhat to the changes in the composition of the deposit base as mentioned above, as depositors moved from maturity and interest-bearing accounts to transactional and noninterest-bearing accounts. The cost of borrowings increased $66,000, period to period, primarily as the result of the increase in the average balance of borrowings. Total borrowings as of September 30, 2015 were $51.0 million, as compared to $46.9 million at September 30, 2014. The Corporation borrows primarily from the FHLBI.
Net interest income was $12.8 million for the nine-month period ended September 30, 2015, compared to $11.9 million for the same period in 2014, an increase of $875,000, or 7.35%, period to period, as increases in interest income were supplemented by reduced interest expense period to period.
Provision for Losses on Loans
A provision for losses on loans is charged to income to bring the total allowance for loan losses to a level considered appropriate by management based upon historical experience, the volume and type of lending conducted by the Corporation, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation’s market area, and other factors related to the collectability of the Corporation’s loan portfolio. As a result of such analysis, management recorded a $297,000 provision for losses on loans for the nine months ended September 30, 2015, $50,000 lower than the amount expensed for the same period in 2014. The level of the provision expense, period to period, was reflective of improvements in the economy overall, stabilization in loan performance trends in general, and increasing confidence in the credit quality of the loan portfolio.
While management believes that the allowance for losses is adequate at September 30, 2015, based upon the available facts and circumstances, there can be no assurance that the loan loss allowance will be adequate to cover losses on non-performing assets in the future.

Other Income
Other income increased by $411,000, or 13.64%, during the nine months ended September 30, 2015 to $3.4 million, as compared to the $3.0 million reported for the same period in 2014. The increase was due primarily to an increase in gains on the sale of loans into the secondary market, with $374,000 in gains for the nine-month period ended September 30, 2015, compared to $244,000 for the same period in 2014, the result of increased sales volume and gains on those sales. Benefiting other income for the nine-month period were reduced losses for disposal and fair value adjustments on real estate owned as a result of foreclosure, $57,000 for the nine-month period ending September 30, 2015 as compared to $194,000 for the same period in 2014. The Corporation also recorded a write-down of premises held for sale of $111,000 during the 2014 period. Unlike interest income, “other income” is not always readily predictable and is subject to variations depending on outside influences.
Other Expenses
Total other expenses increased, period to period, with a net increase of $374,000, or 3.62%, from September 30, 2014 to September 30, 2015. The most significant financial statement changes were:
•	Salaries and employee benefits increased 2.16%, period to period, reflecting increased salary costs and increased costs associated with group insurance.
•	Data processing fees increased 35,000, or 8.06%, period to period, primarily due to the addition of fraud and loan software programs.
•	Professional fees increased $183,000, or 65.59%, period to period, primarily due to increased legal costs in connection with pending acquisition activity.
•	Advertising, net occupancy, and loan-related expenses all decreased, period to period, offsetting the increases.
Income Taxes
Tax expense of $924,000 was recorded for the nine-month period ended September 30, 2015, as compared to $926,000 for the comparable period in 2014. For the 2015 period, the Corporation had pre-tax income of $5.2 million, as compared to $4.3 million for the 2014 period. The effective tax rate was 17.72% for the nine-month period ended September 30, 2015, as compared to 21.78% for the same period in 2014. The tax calculations for both periods include the benefit of tax-exempt income from loans and municipal investments and cash surrender life insurance, partially offset by the effect of nondeductible expenses. The decrease, period to period, was primarily attributable to increased bank owned life insurance income 2015 over 2014 and expenses relative to the captive insurance company formed in December 2014.
Other
The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Corporation. The address is http://www.sec.gov.
Liquidity Resources
Historically, the Corporation has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through loan sales and repayments, increases in deposits, and through the sale or maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLBI. At September 30, 2015, the Bank had $43.8 million in such borrowings outstanding, with a $10.0 million overdraft line of credit immediately available. An additional $48.3 million in borrowing capacity, beyond the current fixed rate advances and line of credit was available, previously approved by the Bank’s board of directors. Based on collateral, an additional $77.1 million could be available, if the board of directors determines the need. The FHLB is the Bank’s primary source of wholesale funding. During the first half of 2011, the Bank entered into an agreement with Promontory Inter-financial Network to participate in the Certificate of Deposit Account Registry Service

(“CDARS”) as a customer service product (reciprocal deposits) and as a supplemental source of wholesale liquidity using the CDARS one-way buy program. The Bank also has the ability to borrow from the Federal Reserve Bank Discount Window, an additional source of wholesale funding. At September 30, 2015, the Bank had commitments to fund loan originations and loans in process of $16.5 million, unused home equity lines of credit of $26.0 million and unused commercial lines of credit of $20.5 million. Commitments to sell loans as of that date were $876,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.
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
Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Neither the Corporation nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to the business.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS
2(1)

Agreement and Plan of Reorganization by and among River Valley Bancorp, River Valley Financial Bank, German American Bancorp, Inc. and German American Bancorp, dated October 26, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 26, 2015)

10(1)	Voting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 26, 2015)
10(2)*

First Amendment to Amended and Restated Employment Agreement between River Valley Financial Bank and Matthew P. Forrester (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 29, 2015)

10(3)*

First Amendment to Amended and Restated Employment Agreement between River Valley Financial Bank and Anthony D. Brandon (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 29, 2015)

10(4)*

Second Amendment to Amended and Restated Employment Agreement between River Valley Financial Bank and John Muessel (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 29, 2015)

10(5)*	First Amendment to the River Valley Financial Bank Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on October 29, 2015)
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2015: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

__________________
*Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVER VALLEY BANCORP

Date: November 10, 2015	By:	/s/ Matthew P. Forrester
Matthew P. Forrester
President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ Vickie L. Grimes
Vickie L. Grimes
Treasurer

EXHIBIT INDEX

No.	Description	Location
2(1)	Agreement and Plan of Reorganization by and among River Valley Bancorp, River Valley Financial Bank, German American Bancorp, Inc. and German American Bancorp, dated October 26, 2015	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 26, 2015
10(1)	Voting Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 26, 2015
10(2)*	First Amendment to Amended and Restated Employment Agreement between River Valley Financial Bank and Matthew P. Forrester	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 29, 2015
10(3)*	First Amendment to Amended and Restated Employment Agreement between River Valley Financial Bank and Anthony D. Brandon	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 29, 2015
10(4)*	Second Amendment to Amended and Restated Employment Agreement between River Valley Financial Bank and John Muessel	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 29, 2015
10(5)*	First Amendment to the River Valley Financial Bank Salary Continuation Agreement	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on October 29, 2015
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101

XBRL Interactive Data Files, including the following materials from the Corporation’s Report on Form 10-Q for the quarter ended September 30, 2015: (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Comprehensive Income; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, with detailed tagging of notes and financial statement schedules.

Attached
_____________
*Indicates exhibits that describe or evidence management contracts and plans required to be filed as exhibits.